Form 10QSB
period 1995-04-30
OSICOM TECHNOLOGIES INC
filed 1995-06-15
CIK 812491

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934

                         Commission file number 0-15810

                            OSICOM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                          22-2367234
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           identification no.)

                 1800 Stewart St, Santa Monica, California 90404
                    (Address of principal executive offices)

                                 (310) 828-7496
                           (Issuer's telephone number)

                        ---------------------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
    ------    ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS


    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes        No
                                                  -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Number of shares outstanding of each of the issuer's classes of common equity as of June 14, 1995

        Title of Each Class                         Number of Shares Outstanding
Common Stock, $.20 par value per share                        1,195,898

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Unaudited Balance Sheet  at April 30, 1995                                  3-4

         Consolidated Unaudited Statements of Operations for the Three Months
           Ended April 30, 1995 and 1994                                                           5

         Consolidated Unaudited Statements of Cash Flows for the Three Months Ended
           April 30, 1995 and 1994                                                                 6

         Notes to Consolidated Unaudited Financial Statements                                     7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             13-14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                          15


Signature                                                                                          16

                          ITEM 1. FINANCIAL STATEMENTS

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEET
                                 APRIL 30, 1995

ASSETS

CASH                                                          $   185,552

ACCOUNTS RECEIVABLE                                               536,199

ALLOWANCE FOR DOUBTFUL ACCOUNTS                                   (65,551)

NOTES RECEIVABLE (Note C )                                        799,502

NOTES RECEIVABLE -Affiliates (Note D)                             490,625

INVENTORIES  (Note B(4))                                        2,795,817

PREPAID EXPENSES                                                  149,436
                                                              -----------

                  TOTAL CURRENT ASSETS                          4,891,580

NET PROPERTY AND EQUIPMENT (Note E)                                45,680

OTHER ASSETS                                                       75,747
                                                              -----------

TOTAL ASSETS                                                  $ 5,013,007
                                                              ===========

  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEET (CONTINUED)
                                 APRIL 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

LOAN PAYABLE - BANK (Note F)                                               $610,209

ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES                                                          956,341
                                                                         ----------
                    TOTAL CURRENT LIABILITIES                             1,566,550
                                                                         ----------
NEGATIVE GOODWILL (Note B(2))                                             1,037,817
                                                                         ----------
STOCKHOLDERS' EQUITY

PREFERRED STOCK
Series A, 2500 shares issued and outstanding                                250,000

COMMON STOCK
Par value $.20 per share, authorized 20,000,000 shares,
1,195,898 shares issued and outstanding                                     239,180

ADDITIONAL PAID-IN-CAPITAL                                                  793,683

RETAINED EARNINGS                                                         1,125,777
                                                                         ----------

TOTAL STOCKHOLDERS' EQUITY                                                2,408,640
                                                                         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $5,013,007
                                                                         ==========

The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994

                                                                    Three Months Ended
                                                                  1995              1994
                                                              -----------------------------
NET SALES                                                     $ 1,174,507       $ 1,044,831

COST OF SALES                                                     699,695           585,651
                                                              -----------------------------
GROSS MARGIN                                                      474,812           459,180

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      553,551           538,159

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
                BEFORE AMORTIZATION OF NEGATIVE GOODWILL          (78,739)          (78,979)

AMORTIZATION OF NEGATIVE GOODWILL                                 237,717           248,754

INTEREST  EXPENSE                                                  17,000            16,779
                                                              -----------------------------
EARNINGS FROM CONTINUING OPERATIONS                               141,978           152,996

LOSS ON DISCONTINUED OPERATIONS                                                    (113,121)
                                                              -----------------------------
NET INCOME                                                    $   141,978       $    39,875
                                                              =============================

EARNINGS PER COMMON SHARE (NOTE M)
    Earnings per share                                        $      0.09       $      0.00


     Weighted average shares used in computation                1,195,898         1,049,662
                                                              =============================

  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994

                                                       Three Months Ended
                                                      1995             1994
                                                   ---------------------------
CASH FLOWS FROM CONTINUING OPERATIONS             ($204,622)         ($637,212)

CASH FLOWS FROM DISCONTINUED OPERATIONS                                (90,640)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (3,397)            (3,623)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on acquisition liability                                   (74,974)
   Payments on bank loan                            (50,000)
   Proceeds from note receivable-net                357,053            541,767
   Issuance of common stock                                              1,500
                                                  ----------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES            307,053            468,293
                                                  ----------------------------

NET (DECREASE) INCREASE IN CASH                      99,034           (263,182)

CASH AT BEGINNING OF PERIOD                          86,518            543,693
                                                  ----------------------------

CASH AT END OF PERIOD                             $ 185,552          $ 280,511
                                                  ============================



  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(NOTE A) - The Company, Basis of Presentation and Acquisitions:

         The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1996. These statements should be read in conjunction with the consolidated unaudited financial statements and notes thereto included in the Company's annual report on Form 10KSB-for the year ended January 31, 1995.

(NOTE B) - Significant Accounting Policies:

         (1) Principles of Consolidation:

         The balance sheet reflects the accounts of Meret, Catel, and Osicom. The consolidated unaudited statement of operations for the three months ended April 30, 1995 includes the results of operations of Meret, Osicom and Catel. The consolidated unaudited statement of operations for the three months ended April 30, 1994 includes the results of operations of Meret, Osicom and Catel, and the discontinued operations of Adtech.

         (2) Amortization of Intangibles:

         Excess of fair value over cost of net assets acquired (negative goodwill) is amortized over 3 years on a straight-line basis.

         (3) Depreciation and Amortization:

         Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years). Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.

         (4) Inventories:

         Inventories, comprised of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:


        Raw        Work in        Finished                          Reserve for
     materials     process         goods           Subtotal        obsolescence       Net
     ---------     -------        --------         --------        ------------       ---
    $1,601,523    $1,823,671      $777,310        $4,202,504        $1,406,687    $2,795,817

         (5) Per Share Data:

         Earnings (loss) per common share is computed based on weighted average number of common and dilutive common equivalent shares outstanding during each period presented. All references in the financial statements to common shares and per share data give effect to the 2:1 reverse split effective November 7, 1994.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)



         (6) Revenue Recognition

         Revenues are recognized upon shipment of product.

         (7) Cash Equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         (8) Allowance for Doubtful Accounts:

         The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers.

(NOTE C) - Notes Receivable:

         The Company carried the following notes receivable totaling $799,502 at April 30, 1995:

         (1) Other notes receivable were $379,197. During the three months ended April 30, 1995 the Company collected $357,053 against the notes receivable which were outstanding at January 31, 1995. An additional $200,000 payment was received subsequent to April 30, 1995.

         (2) Agama, Inc., owed the Company $420,305. The amount is due on demand and does not accrue interest. On April 26, 1995 Agama, Inc. agreed to repay the entire balance by January 31, 1996 with interest from November 1, 1995 at 1% over the prime rate.

(NOTE D) - Notes Receivable - affiliates:

         (1) Rand owed the Company $229,589 which is due on demand and does not accrue interest.

         (2) In the fourth quarter of Fiscal 1995, the Company and Stratuslink entered into an agreement whereby the Company sold the acquired stock of Adtech to Stratuslink in exchange for repayment to the Company of the balance of its investment in Adtech after absorption by the Company, of the operating losses since January 31, 1994. The Company was indemnified by Stratuslink for any further losses. Stratuslink issued the Company a $261,036 note which is guaranteed. The Company granted Stratuslink a warrant, expiring on June 1, 1998, to purchase 76,174 shares of Osicom common stock at an exercise price of $8.25 per share, in return for which Stratuslink surrendered 76,174 shares of Osicom stock to the Company. Osicom has accounted for the return of its shares and receipt of the note as a reduction in the purchase price of Adtech under the provisions of FASB 38.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


(NOTE E) - Property and Equipment:

         The Company did not record property and equipment which Meret and Catel carried at $1,978,000 net of accumulated depreciation of $4,191,000 as a result of the revaluation of Meret's assets at acquisition and the purchase of Catel. The Company still uses these assets in its business. Property and equipment at cost, less accumulated depreciation and amortization, consists of:

                    Plant Equipment                    $ 34,364
                    Office Furniture and Fixtures         6,386
                    Computer Equipment                   25,649
                                                       --------
                    Total                                66,399
                    Less accumulated depreciation       (20,719)
                                                       --------
                                                       $ 45,680
                                                       ========

(NOTE F) - Loan Payable -Bank

          At April 30, 1995, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $610,209. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.75%, at April 30, 1995. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company.

(NOTE G) - Income Taxes:

         The Company recorded no income tax provision for the three months ended April 30, 1995 and 1994. A significant portion of the net income reported by the Company for those periods arose from the amortization of negative goodwill which is not taxable. In addition, the Company has other temporary differences, primarily depreciation, that can be utilized to offset any remaining taxable income. Both the negative goodwill amortization and the depreciation differences arose out of the Company's acquisitions of Meret and Catel. The Company also has other tax attributes arising from the Meret and Catel acquisitions that could give rise to the recording of deferred tax assets. Upon acquisition, management determined that realization of such benefits was not assured thus, no deferred asset was recorded. At April 30, 1995, management determined that realization of any future benefits is still not assured thus, no deferred tax assets were recorded. The Company believes that any remaining net operating losses incurred by the Company, prior to the acquisitions, available to offset future taxable income, may be severely limited by the provisions of Section 382 of the Internal Revenue Code.

(Note H) - Commitments and Contingencies:

         (1) The Company leases warehouse and office space in Santa Monica and Fremont, California. These leases end on January 31, 1996 and July 31, 1997 respectively. Amoco has guaranteed Meret's Santa Monica facility lease. These leases include escalations for real estate taxes and certain operating expenses. Rent expense for the Company for the three months ended April 30, 1995 and 1994 was $54,000 and $30,000 respectively net of monthly sublease income of $8,000. The sublease expires on January 31, 1996.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


Future minimum annual rentals for the Company and its subsidiaries are as follows:

                        Rental    Sublease Income       Net Rent
                        ------    ---------------       --------
         1995         $434,000         ($121,000)       $313,000
         1996           98,000                            98,000
         1997           49,000                            49,000
                      --------         ---------        --------
             Total    $581,000         ($121,000)       $460,000
                      ========         =========        ========



         (2) The Company is party to several lawsuits related to trade claims made by and against the Company. The Company is in litigation or is attempting to settle these lawsuits. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's computer business (See
- - - Note A), and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position and future operations.

(NOTE I) - Stockholders' Equity:

         (1) In January 1987, the Company adopted a qualified stock option plan which granted options to key employees to purchase an aggregate of 7,500 shares of the Company's common stock at a price equal to 100% of the fair market value (110% of the fair market value if the optionee owns more than 10% of the Company's stock) as of the date of the grant. The options expire at a date determined by the Board of Directors ("BOD"), but in no event later than ten years from the date of grant.

         In April 1988, the Company adopted a stock option plan which provides for the granting of incentive stock options (ISO) and non-qualified stock options (NQSOs) to key employees to purchase an aggregate of 7,500 shares of the Company's common stock. On May 8, 1992 and August 20, 1992, 4,175 and 2,427 options were issued under this plan. Also on May 8, 1992, 1,247 options were reissued under this plan. 350 of the above options were canceled during Fiscal 1993. During Fiscal 1994 the BOD increased the aggregate number of shares available to be issued under this plan to 60,000. During Fiscal 1994, the Company granted options to purchase 37,450 shares. During Fiscal 1994, 20,960 options were exercised under this plan and 40 options were canceled.

         In December 1994, the Company's BOD granted 120,000 NQSOs to employees and consultants. These NQSOs will not be exercisable until the Company has filed a Form S-8 registration statement with the Securities and Exchange Commission, which is expected to be filed on or about June 15, 1995.

         (2) During Fiscal 1993, in conjunction with the retirement of its United Jersey Bank debt, the Company issued United Jersey Bank options to purchase 50,000 shares of its common stock. This option expires on December 31, 2002. Under a redemption agreement, the Company can redeem the options for $450,000 or $600,000 if redeemed by September 30, 1995 or 1996, respectively and $1 million thereafter.

         (3) On August 21, 1992, the Company issued 2,500 shares of Series A Convertible Preferred stock in exchange for $2,500,000 of trade debt. The preferred stock was ascribed a value of $250,000 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $135, and (ii) at the option of the

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

Company after August 21, 1994 at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At April 30, 1995 there was $400,000 of cumulative preferred stock dividends.

(NOTE J) - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:
                    Accounts Payable           $580,890
                    Accrued Vacations           117,091
                    Other                       258,360
                                               --------
                    Total                      $956,341
                                               ========


(NOTE K) - Subsequent Events

         As of June 14, 1995, the stock options granted by Osicom's BOD in December 1994 had not been registered.

         On April 14, 1995, Coast Business Credit ("the lender") and Meret entered into an agreement ("the agreement") for a $5 million revolving line of credit collateralized by inventories, receivables and property, plant and equipment. Osicom has guaranteed the debt to the extent of $600,000. The agreement bears interest at 2 1/2% over the prime rate, but in no event less than 8%. Meret is required to pay the lender a $50,000 origination fee and a $2,500 quarterly Facility Fee and Osicom is required to issue the lender warrants to purchase 5,000 shares of its common stock exercisable at any time up to 3 years from the date of funding at a price equal to the per share price on the funding date.

         The agreement provides for advance of 80% of eligible accounts receivable and 25% of eligible inventories not to exceed the lesser of $1,000,000 or 75% of the then outstanding accounts receivable loan. The proceeds must be used to provide working capital for expansion and for other business purposes. The agreement remains in effect until May 31, 1998 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default As of June 14, 1995, no borrowings were outstanding under the loan agreement.

         On June 8, 1995, the Company acquired 100% of Dynair Electronics, Inc. ("Dynair"). Dynair is engaged in the business of designing, manufacturing, marketing and supporting digital and analog switches and routers and related products.

         The purchase price paid by the Company for Dynair will be equal to the audited shareholder's equity of Dynair as of May 31,1995, payable in cash. In addition to the above-mentioned consideration, Seller is entitled to receive additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from the sale of Dynair products, for each of the five years subsequent to the acquisition date.

(NOTE L) - Supplemental Cash Flow Disclosures:

         Interest expense approximated $17,000 and was accrued at April 30, 1995 for the three months then ended April 30, 1994. Interest expense which approximated $17,000, was paid during the three months ended. April 30, 1994.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


         There were no non-cash financing and investing activities during the three months ended April 30, 1995 and 1994.

(NOTE M) - Earnings Per Share Calculation:

         Earnings per share has been computed on a primary basis only as the result of the fully diluted calculation is anti-dilutive. Earnings per share were calculated as follows:

                               Three Months Ended April 30,           1995                 1994
                               ----------------------------           ----                 ----
Net earnings                                                       $  141,978          $   39,875
Accrued undeclared dividends                                           37,500              37,500
                                                                   ------------------------------
Earnings used for computation                                      $  104,478          $    2,375
                                                                   ==============================

Weighted average number of shares outstanding                       1,195,898           1,026,824

 Shares issuable upon exercise of dilutive warrants and
 options, net of shares assumed to have been purchased,
 at the average market price for the period, with assumed
 exercise proceeds.                                                                        22,838
                                                                   ------------------------------
                                                                    1,195,898           1,049,662

Net earnings per share of common stock                             $     0.09          $     0.00
                                                                   ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto.

Results of Operations for the Three Months Ended April 30, 1995 and 1994

         Results of operations for the three months ended April 30, 1995 include the operating results of Meret, Catel and the expenses of Osicom. Results of operations for the three months ended April 30, 1994 include the results of continuing operations of Meret, Catel and Osicom and the discontinued operations of Adtech.

         Consolidated unaudited net sales increased by 12% to $1,175,000 from $1,045,000. Consolidated unaudited gross profit increased by 3% to $475,000 from $459,000, due to the increased efficiency related to having consolidated the manufacturing facilities of Meret and Catel.

         Selling, general and administrative expenses increased to $554,000 from $538,000, due to higher professional costs, while decreasing as a percentage of sales from 52% to 47%. Amortization of negative goodwill was $238,000 as compared to 249,000. Interest expense incurred in connection with the bank credit line was approximately $17,000 for each period. During the three months ended April 30, 1995, although the average balance outstanding on the bank credit line was less than for the same period in 1994, the effect of higher interest rates resulted in interest expense for the periods being approximately equal.

         Consolidated unaudited income from continuing operations decreased 7% to $142,000 as compared to $153,000. As a percentage of sales, consolidated unaudited income from continuing operations decreased from 15% to 12%. Consolidated net income increased 255% to $142,000 from $40,000. As a percentage of sales, consolidated unaudited net income increased from 4% to 12% due primarily to the discontinuance of the operation of Adtech. Consolidated net income included a loss from the discontinued operations of Adtech approximately $113,000 for the three months ended April 30, 1994.

         Due to the offsetting of non-current assets against negative goodwill in the Meret and Catel acquisitions, as required by generally accepted accounting principles, productive fixed assets with a net book value of approximately $1,900,000 at date of acquisition, have not been recorded. Accordingly, there is no depreciation charge to operations these assets which are used in the operations of Meret and Catel.

         As of June 14, 1995 the Company had a backlog of over $2,000,000.

Liquidity and Capital Resources

         The continuing operations of the Company reduced cash balances by approximately $205,000 as compared to $637,000 for the three months ended April 30, 1995 and 1994 respectively. The reduction in the use of cash is due to the impact of cost reductions and the cessation of the operations of Adtech. Cash flows from financing activities for the three months ended April 30, 1995 and 1994 approximated $307,000 and $468,000 respectively. During the three months ended April 30, 1995, the Company paid $50,000 against the bank loan and collected $357,000 from notes receivable. During the three months ended April 30, 1994, the Company paid $75,000 against the note issued for the acquisition of Catel in 1993 and collected $542,000 from notes receivable. Expenditures for capital equipment in both periods were negligible.

         On April 14, 1995, Coast Business Credit ("the lender") and Meret entered into an agreement ("the agreement") for a $5 million revolving line of credit collateralized by inventories, receivables and property, plant and equipment. Osicom has guaranteed the debt to the extent of $600,000. The agreement bears interest

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

at 2 1/2% over the prime rate, but in no event less than 8%. The agreement provides for advance of 80% of eligible accounts receivable and 25% of eligible inventories not to exceed the lesser of $1,000,000 or 75% of the then outstanding accounts receivable loan. The proceeds must be used to provide working capital for expansion and for other business purposes. The agreement remains in effect until May 31, 1998 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default As of June 14, 1995, no borrowings were outstanding under the loan agreement.

         On June 8, 1995 the Company acquired 100% of Dynair Electronics, Inc. ("Dynair"). Dynair is engaged in the business of designing, manufacturing, marketing and supporting digital and analog switches and routers which are being used by the telecommunications industry to build the next generation of networks to provide video-on-demand and related services.

         The purchase price paid by the Company for Dynair will be equal to the audited shareholder's equity of Dynair as of May 31,1995, payable in cash. In addition to the above-mentioned consideration, Seller is entitled to receive additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from the sale of Dynair products, for each of the five years subsequent to the acquisition date.

         Management believes that the Company has sufficient working capital to meet the needs of the current level of operations. Management is implementing plans which it believes will enable the Company to internally generate funds for its continuing operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company, however, is actively seeking acquisitions and anticipates that it will require additional capital in order to fund any acquisitions or substantial growth in its current business and no assurances can be given that sufficient capital will be available when needed.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings

         The Company is party to several lawsuits related to trade claims made by and against the Company. The Company is in litigation or is attempting to settle these lawsuits. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's computer business, and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position and future operations.

Item 6. - Exhibits and Reports on Form 8-K

         June 12, 1995 - Acquisition of Dynair Electronics, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                                 OSICOM TECHNOLOGIES, INC.
                                                        (Registrant)

Date: June 14, 1995

                                                 By: /s/ Sharon Gill Chadha
                                                     ---------------------------
                                                     President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer