Form 10QSB
period 1995-10-31
OSICOM TECHNOLOGIES INC
filed 1995-11-20
CIK 812491

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1995


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
       1934

                         Commission file number 0-15810

                           OSICOM TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


                 New Jersey                                   22-2367234
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            identification no.)


               1800 Stewart St., Santa Monica, California  90404
                    (Address of principal executive offices)

                                 (310) 828-7496
                          (Issuer's telephone number)

                       ---------------------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
            ----       ----



    Number of shares outstanding of each of the issuer's classes of common equity as of November 5, 1995

     Title of Each Class                          Number of Shares Outstanding
Common Stock, $.20 par value per share                     1,263,898

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                     INDEX





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Unaudited Balance Sheet at October 31, 1995                                             3

          Consolidated Unaudited Statements of Operations for the Three Months and Nine Months
            Ended October 31, 1995 and 1994                                                                    4

          Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended
             October 31, 1995 and 1994                                                                         5

          Notes to Consolidated Unaudited Financial Statements                                              6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                      12-13

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                 14-15


Signature                                                                                                     16

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED BALANCE SHEET


                                                              October 31, 1995
------------------------------------------------------------------------------
ASSETS

CASH                                                                  $605,749
ACCOUNTS RECEIVABLE                                                  2,069,783
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                        (85,894)
NOTES RECEIVABLE (Note C)                                              882,288
NOTES RECEIVABLE - Affiliates (Note D)                                  283,249
INVENTORIES  (Note B(4))                                             3,826,174
PREPAID EXPENSES                                                       359,990
------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                         7,941,339
------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT (Note E)                                    206,161
------------------------------------------------------------------------------

OTHER ASSETS                                                           163,100
------------------------------------------------------------------------------

        TOTAL ASSETS                                                $8,310,600
==============================================================================

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
LOAN PAYABLE - BANK (Note F)                                        $2,454,104
ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES (Note J)                                          2,234,050
------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                    4,688,154
------------------------------------------------------------------------------

NEGATIVE GOODWILL (Note B(2))                                          562,383
------------------------------------------------------------------------------

LONG TERM DEBT                                                          58,181
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note L)
PREFERRED STOCK
Series A, 2500 shares issued and outstanding                           250,000
COMMON STOCK
Par value $.20 per share, authorized 20,000,000 shares,
1,263,898 shares issued and outstanding                                252,780
ADDITIONAL PAID-IN-CAPITAL                                             945,083
RETAINED EARNINGS                                                    1,554,019
------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                   3,001,882
------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $8,310,600
==============================================================================





 The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS




-----------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended           Nine Months Ended
                                                               October 31,                 October 31,
                                                            1995          1994          1995             1994
-----------------------------------------------------------------------------------------------------------------
NET SALES                                                $2,694,817    $2,040,199    $5,558,757       $4,631,166

COST OF SALES                                             1,608,864     1,364,818     3,327,930        2,984,809
-----------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                              1,085,953       675,381     2,230,827        1,646,357
-----------------------------------------------------------------------------------------------------------------
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                  779,205       484,753     1,574,845        1,081,239
-----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE                                   306,748       190,628       655,982          565,118
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE                                             40,371        22,372        85,762           55,930
-----------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                         266,377       168,256       570,220          509,188
-----------------------------------------------------------------------------------------------------------------
LOSS ON DISCONTINUED OPERATIONS                                           (52,243)                      (276,270)
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                               $  266,377    $  116,013     $ 570,220       $  232,918
=================================================================================================================
EARNINGS PER COMMON SHARE (NOTE K)
    Earnings per share                                        $0.18         $0.08         $0.36            $0.13
-----------------------------------------------------------------------------------------------------------------
    Weighted average shares used in computation           1,286,220       982,629     1,280,430          982,146
=================================================================================================================




The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS




-----------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
                                                                          October 31,
                                                                    1995              1994
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM CONTINUING OPERATIONS                            ($1,570,982)       ($910,164)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM DISCONTINUED OPERATIONS                                               (15,650)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                               (6,951)         (14,808)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on acquisition liability                                (269,807)         (95,554)
   Proceeds from bank loan-net                                     1,893,895
   Proceeds (repayments) of other debt                               (11,819)          90,620
   Payments on bank loan                                            (100,000)
   Proceeds from note receivable-net                                 504,010          554,647
   Increase in notes receivable - affiliates                         (84,115)
   Issuance of common stock                                          165,000            3,000
-----------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           2,097,164          552,713
-----------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                      519,231         (387,909)

CASH AT BEGINNING OF PERIOD                                           86,518          543,693
-----------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             $  605,749        $ 155,784
===============================================================================================


Supplemental Cash Flow Disclosures

Interest expense approximated $40,000 and $86,000 and was accrued at October 31, 1995 for the three months and nine months then ended October 31, 1995. Interest expense which approximated $22,000 and $56,000, was paid during the three months and nine months ended October 31, 1994.




The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



(NOTE A) - The Company, Basis of Presentation and Acquisitions

         The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months and nine months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1996. These statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1995.
In addition, refer to the acquisition of Dynair Electronics, Inc. reported on the Form 8-K filed August 22, 1995.

(NOTE B) - Significant Accounting Policies

         (1)     Principles of Consolidation:

         The balance sheet reflects the accounts of Osicom and its wholly-owned subsidiary Meret. The consolidated unaudited statements of operations for the three months and nine months ended October 31, 1995 include the results of operations of Osicom and Meret. The consolidated unaudited statements of operations for the three months and nine months ended October 31, 1994 include the results of operations of Osicom and its subsidiaries, and the discontinued operations of Adtech.

         (2)     Amortization of Intangibles:

         Excess of fair value over cost of net assets acquired (negative goodwill) is amortized over 3 years on a straight-line basis.

         (3)     Depreciation and Amortization:

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years). Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.

         (4)     Inventories:

         Inventories, comprised of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

                           Raw         Work in       Finished                Reserve for
                        materials      process         goods     Subtotal    obsolescence         Net
                        ---------      -------       --------    --------    ------------         ---
                       $3,613,567     1,108,256      924,370     5,646,193     1,820,009       $3,826,184

         (5)     Per Share Data:

         Earnings (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. All references in the financial statements to common shares and per share data give effect to the 2:1 reverse split effective November 7, 1994.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)



         (6)     Revenue Recognition:

         Revenues are recognized upon shipment of product.

         (7)     Cash Equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months and nine months or less to be cash equivalents.

         (8)     Allowance for Doubtful Accounts:

         The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers.


(NOTE C) - Notes Receivable

         The Company carried the following notes receivable totaling $882,288 at October 31, 1995:

         (1) Other notes receivable were $217,697. During the Nine Months ended October 31, 1995, the Company collected $554,647 against the notes receivable which were outstanding at January 31, 1995.

         (2) Agama, Inc., owed the Company $430,555. The amount is due on demand and does not accrue interest. On April 26, 1995 Agama, Inc. agreed to repay the entire balance by January 31, 1996 with interest from November 1, 1995 at 1% over the prime rate. Subsequent to October 31, 1995, Agama, Inc. repaid $335,000.

         (3) In the fourth quarter of Fiscal 1995, Stratuslink issued the Company a $261,036 note which is guaranteed. As of October 31, 1995, the note balance was $234,036 and subsequently $180,000 was paid to the Company leaving a balance of $54,036.

         The total outstanding after these collections is $367,288.


(NOTE D) - Notes Receivable - affiliates

         Rand owed the Company $283,249 which is due on demand and does not accrue interest. Subsequent to October 31, 1995, $61,000 was repaid to the Company, leaving a balance of $222,249.


(NOTE E) - Property and Equipment

         The Company did not record property and equipment which Meret and Catel carried at $1,978,000 net of accumulated depreciation of $4,191,000 as a result of the revaluation of Meret's assets at acquisition and the purchase of Catel. The Company still uses these assets in its business. Property and equipment at cost, less accumulated depreciation and amortization, consists of:

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)



(NOTE E) - Property and Equipment (Continued)


            Automobile                                      $    31,410
            Plant Equipment                                   1,481,503
            Office Furniture and Fixtures                        39,040
                                                            -----------
            Total                                             1,551,953
            Less accumulated depreciation                    (1,345,792)
                                                            -----------
                                                            $   206,161
                                                            ===========

(NOTE F) - Loan Payable - Bank

          At October 31, 1995, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $560,209. The agreement provides for interest at 1% above the bank's base lending rate, which was 9%, at October 31, 1995. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. In addition, the Company had outstanding indebtedness under its line of credit with a financing company of $1,893,895 at October 31, 1995. The line of credit is collateralized by accounts receivable, inventory and property, plant and equipment. This line of credit provides for interest at prime plus 2.5%.


(NOTE G) - Income Taxes

         The Company recorded no income tax provision for the three months and nine months ended October 31, 1995 and 1994. A significant portion of the net income reported by the Company for those periods arose from the amortization of negative goodwill which is not taxable. In addition, the Company has other temporary differences, primarily depreciation, that can be utilized to offset any remaining taxable income. Both the negative goodwill amortization and the depreciation differences arose out of the Company's acquisitions of Meret and Catel. The Company also has other tax attributes arising from the Meret and Catel acquisitions that could give rise to the recording of deferred tax assets. Upon acquisition, management determined that realization of such benefits was not assured thus, no deferred asset was recorded. At October 31, 1995, management determined that realization of any future benefits is still not assured thus, no deferred tax assets were recorded. The Company believes that any remaining net operating losses incurred by the Company, prior to the acquisitions, available to offset future taxable income, may be severely limited by the provisions of Section 382 of the Internal Revenue Code.


(NOTE H) - Commitments and Contingencies

         (1) The Company leases warehouse and office space in Santa Monica, Fremont and San Diego, California. The Santa Monica and Fremont leases end on January 31, 1996 and July 31, 1997 respectively. The San Diego facility is a month-to-month lease. These leases include escalations for real estate taxes and certain operating expenses. Rent expense for the Company for the three months and nine months ended October 31, 1995 and 1994 was $123,000 and $285,000 and $84,000 and $222,000, and respectively net of monthly sublease income of $8,000. The sublease expires on January 31, 1996.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)



(NOTE H) - Commitments and Contingencies (Continued)

Future minimum annual rentals for the Company and its subsidiaries are as follows:

            Period ended
             January 31,       Rental      Sublease Income   Net Rent
            ------------      --------     ---------------   --------
               1996           $111,000       ($25,000)        $86,000
               1997            108,000                        108,000
               1998             54,000                         54,000
                              ---------------------------------------
                      Total   $273,000       ($25,000)       $248,000
                              =======================================


         (2) The Company is party to several lawsuits related to trade claims made by and against the Company. The Company is in litigation or is attempting to settle these lawsuits. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's former computer business and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position and future operations.

         (3) Under the terms of the purchase agreement, the Company is obligated to pay the Seller of Dynair additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from sale of Dynair products, for each of the five years subsequent to the acquisition date. As of October 31, 1995, no liability related to this additional consideration has been incurred.


(NOTE I) - Stockholders' Equity

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

         In April 1988, the Company adopted a stock option plan which provides for the granting of incentive stock options (ISO) and non-qualified stock options (NQSOs) to key employees to purchase an aggregate of 7,500 shares of the Company's common stock. On May 8, 1992 and August 20, 1992, 4,175 and 2,427 options were issued under this plan. Also on May 8, 1992, 1,247 options were reissued under this plan. 350 of the above options were canceled during Fiscal 1993. During Fiscal 1994, the BOD increased the aggregate number of shares available to be issued under this plan to 60,000. During Fiscal 1994, the Company granted options to purchase 37,450 shares. During Fiscal 1994, 20,960 options were exercised under this plan and 40 options were canceled.

         In December 1994, the Company's BOD granted 120,000 NQSOs to employees and consultants. The Company filed a Form S-8 registration statement for these NQSOs with the Securities and Exchange Commission on June 15, 1995.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


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

         (3) On August 21, 1992, the Company issued 2,500 shares of Series A Convertible Preferred stock in exchange for $2,500,000 of trade debt. The preferred stock was ascribed a value of $250,000 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $135, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At October 31, 1995, there was $475,000 of cumulative preferred stock dividends.


(NOTE J) - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                     Accounts Payable                      $1,441,176
                     Accrued Vacations                        207,478
                     Other                                    585,396
                                                           ----------
                     Total                                 $2,234,050
                                                           ==========


(NOTE K) - Earnings Per Share Calculation

         Earnings per share has been computed on a primary basis only as the result of the fully diluted calculation is anti-dilutive. Earnings per share were calculated as follows at October 31, 1995, giving effect to accrued preferred share dividends:

                                                        Three Months Ended        Nine Months Ended
                                                        -------------------       -----------------
                                                          1995         1994        1995        1994
                                                        --------      -----       -------    ------
Net earnings                                            $266,377     $116,013    $570,220    $232,918
Accrued undeclared dividends                              37,500       37,500     112,500     112,500
                                                      -----------------------------------------------
Earnings used for computation                           $228,877      $78,513    $457,720    $120,418
                                                      ===============================================
Weighted average number of shares outstanding          1,217,853    1,028,305   1,203,722   1,027,822

  Shares issuable upon exercise of dilutive warrants
  and options, net of shares assumed to have
  been purchased, at the average market price for
  the period, with assumed exercise proceeds.             68,367      (45,676)     76,708     (45,676)
                                                      -----------------------------------------------
Weighted average shares used in computation            1,286,220      982,629   1,280,430     982,146
Net earnings per share of common stock                     $0.18        $0.08       $0.36       $0.13
                                                      ===============================================

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)



(NOTE L) - Pro Forma Financial Information

        The following pro forma financial information presents the effects of the acquisition of Dynair Electronics, Inc. by the registrant as if the acquisition had been completed as of February 1, 1995. The pro forma adjustment reflects interest on debt not acquired. The pro forma financial information is not necessarily indicative of the results of operations and financial position which will be attained in the future. The pro forma information should be read in conjunction with the historical consolidated financial statements of Osicom Technologies, Inc. as reported on Forms 10-QSB and 10-KSB for the three months and the year ended April 30 and January 31, 1995 respectively.


                                                              Dynair
                                                           Four Months
                                         Osicom               Ended                   Pro forma      Pro forma
                                      consolidated         May 31, 1995        Ref   adjustments    consolidated
                                      ------------         ------------        ---   -----------    ------------
Net sales                                 $5,558,757         $2,065,133                              $7,623,890
Cost of sales                              3,327,930          1,115,381                               4,443,311
                                       -------------------------------------------------------------------------
Gross profit                               2,230,827            949,752                               3,180,579
Selling, general and administrative        1,574,845          1,087,320                               2,662,165
                                       -------------------------------------------------------------------------
Earnings (loss) from continuing
  operations                                       0                  0                                       0
  before interest expense                    655,982           (137,568)                                518,414
Interest expense - net                        85,762             64,222        (a)      (64,222)         85,762
                                       -------------------------------------------------------------------------
NET EARNINGS (LOSS)                         $570,220          ($201,790)                $64,222        $432,652
                                       =========================================================================

Weighted average shares used in computation of per share information (Note K):        1,280,430

NET EARNINGS (LOSS) per share                  $0.36             ($0.16)                  $0.05           $0.25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

         Results of operations for the three months ended October 31, 1995 include the continuing operations of Osicom and its wholly-owned subsidiary Meret. Results of operations for the three months ended October 31, 1994 include the continuing operations of Osicom and its subsidiaries and the discontinued operations of Adtech.

         Consolidated net sales increased by 32% to $2,695,000 from $2,040,000. Consolidated gross profit increased by 61% to $1,086,000 from $675,000, due to the increase in net sales.

         Selling, general and administrative expenses increased to $779,000 from $484,000, an increase as a percentage of sales from 24% to 29%. This increase is due to the commissions to independent representatives that sell certain of its products. For the three months ended October 31, 1995 these commissions were $125,000. Amortization of negative goodwill of $238,000 was consistent with the previous year's three months ended October 31. Interest expense incurred increased from $22,000 to $40,000 due to the borrowings against the working capital line to fund the increased level of business revenues.

         Consolidated income from continuing operations increased 58% to $266,000 as compared to $168,000. As a percentage of sales, consolidated income from continuing operations increased from 8% to 10%. Consolidated net income increased 129% to $266,000 from $116,000. As a percentage of sales, consolidated net income increased from 6% to 10% due to the discontinuance of the operations of Adtech. Consolidated net income included a loss from the discontinued operations of Adtech approximately $52,000 for the three months ended October 31, 1994.

         Due to the offsetting of non-current assets against negative goodwill in the Meret and Catel acquisitions, as required by generally accepted accounting principles, productive fixed assets which cost $6.1 million and with a net book value of approximately $1,900,000 at acquisition, have not been recorded. Accordingly, there is no depreciation charge to operations for these assets which are used in the operations of Meret and Catel.

         As of November 15, 1995, the Company had a backlog of over $2,300,000.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

         Results of Operations for the nine months ended October 31, 1995 include the operations of Osicom and its wholly-owned subsidiary Meret. Results of operations for the nine months ended October 31, 1994 include continuing operations of Osicom and its subsidiaries and the discontinued operations of Adtech.

         Consolidated net sales increased by 20% to $5,559,000 from $4,631,000. Consolidated gross profit increased by 36% to $2,231,000 from $1,646,000, due to the increase in net sales.

         Selling, general and administrative expenses increased to $1,575,000 from $1,081,000, an increase as a percentage of sales from 23% to 28%. This increase is due to the commissions to independent representatives that sell certain of its products. For the nine months ended October 31, 1995 these
commissions were $264,000.   Amortization of negative goodwill was $713,000
compared to $724,000 for the previous year. Interest expense incurred increased from $56,000 to $86,000 due to the borrowings against the new line of credit.

         Consolidated income from continuing operations increased 12% to $570,000 as compared to $509,000. As a percentage of sales, consolidated income from continuing operations decreased from 11% to 10%. Consolidated net income increased 145% to $570,000 from $233,000. As a percentage of sales, consolidated net income increased from 5% to 10% due primarily to the discontinuance of the operations of Adtech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income included a loss from the discontinued operations of Adtech of approximately $276,000 for the nine months ended October 31, 1994.



LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $606,000 and working capital of $3,253,000 at the period ended October 31, 1995, which management believes is adequate to meet its planned level of growth.

         The continuing operations of the Company consumed cash of approximately $1,571,000 as compared to $910,000 for the nine months ended October 31, 1995 and 1994 respectively. Cash flows from financing activities for the nine months ended October 31, 1995 and 1994 provided $2,097,000 and $553,000 respectively. During the nine months ended October 31, 1995, the Company paid $100,000 against the bank loan, borrowed a net amount of $1,894,000 against the credit line described below and collected $504,000 from notes receivable. In addition, the Company received $165,000 in proceeds from the issuance of common stock during the nine months ended October 31, 1995. During the three months and nine months ended October 31, 1994, the Company paid $96,000 against the note issued for the acquisition of Catel in 1993 and collected $555,000 from notes receivable. Expenditures for capital equipment in both periods were negligible.

        On April 14, 1995, Coast Business Credit ("the lender") and Meret entered into an agreement ("the agreement") for a $5 million revolving line of credit collateralized by inventories, receivables and property, plant and equipment. Osicom has guaranteed the debt to the extent of $600,000. The agreement provides for interest at 2 1/2% over the prime rate, but in no event less than 8%. The agreement provides for advances of 80% of eligible accounts receivable and 25% of eligible inventories not to exceed the lesser of $1,000,000 or 75% of the then outstanding accounts receivable loan. The proceeds must be used for working capital for expansion and for other business purposes. The agreement remains in effect until May 31, 1998 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default As of November 16, 1995, approximately $1,742,000 was outstanding under the loan agreement.

         On June 8, 1995, the Company acquired 100% of Dynair Electronics, Inc. ("Dynair"). Dynair is engaged in the business of designing, manufacturing, marketing and supporting digital and analog switches and routers which are used by the telecommunications industry to build the next generation of networks for video-on-demand and related services.

        The purchase price agreed to by the Company for Dynair was $269,807, which was equal to the audited shareholder's equity of Dynair as of May 31, 1995 and was paid on September 8, 1995. In addition to the above-mentioned consideration, the seller of Dynair is entitled to receive additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from the sale of Dynair products, for each of the five years subsequent to the acquisition date.

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

Item 4.          Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, on September 11, 1995, the following members were elected to the Board of Directors:

         Par Chadha               Sharon Chadha             Xin Cheng


The following proposals were approved at the Company's Annual Meeting:

                                                             Affirmative             Negative                    Votes
                                                                Votes                  Votes                    Withheld
                                                                -----                  -----                    --------
1.       Approval of issuance of 25,000
         stock options for Sharon Chadha
         in lieu of other compensation for
         services rendered for the year ended
         January 31, 1995.                                   653,153                   57,622                    11,874

2.       Approval of issuance of 25,000
         stock options for Par Chadha
         in lieu of other compensation for
         services rendered for the year ended
         January 31, 1995.                                   641,012                   57,855                    13,143

3.       Approval of issuance of 25,000
         stock options for Sharon Chadha
         in lieu of other compensation for
         services rendered for the year ended
         January 31, 1996.                                   648,350                   57,692                     5,958

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders (continued)

                                                             Affirmative             Negative                    Votes
                                                                Votes                  Votes                    Withheld
                                                                -----                  -----                    --------
4.       Approval of issuance of 25,000
         stock options for Par Chadha
         in lieu of other compensation for
         services rendered for the year ended
         January 31, 1996.                                   644,372                   56,935                     7,643

5.       Approval of issuance of 25,000
         stock options for Xin Cheng in addition
         to other compensation for services
         rendered for the year ended
         January 31, 1996.                                   643,742                   56,092                    10,171




Item 6.          Exhibits and Reports on Form 8-K

         August 22, 1995 - Financial Statements of Dynair Electronics, Inc.

                                   Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.



                                       OSICOM TECHNOLOGIES, INC.
                                             (Registrant)





Date: November 17, 1995
                                         By: /s/ Par  Chadha
                                             ---------------------------
                                                 Chairman and Director