Form 10KSB
period 1996-01-31
OSICOM TECHNOLOGIES INC
filed 1996-04-16
CIK 812491

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/x/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended January 31, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-15810

                            OSICOM TECHNOLOGIES, INC.

                 (Name of small business issuer in its charter)

                         New Jersey                                           22-2367234
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer identification no.)

     2800 28th Street, Suite 100, Santa Monica, California                       90405
           (Address of principal executive offices)                           (Zip Code)

                                 (310) 828-7496
                           (Issuer's telephone number)

 Securities registered under section 12(b) of the Exchange Act:

           Title of each class         Name of each exchange on which registered

       ---------------------------    ------------------------------------------
                None
          ------    ------            ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

          -------------------------------------------------------------
                                (Title of class)

          -------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No
         -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year.  $7,733,366.

As of April 12, 1996, 2,068,322 shares of the registrant's common stock were outstanding and not held by affiliates and, the aggregate market value of such common stock was approximately $24,044,000, based on the average bid and ask price on that date of $11 5/8.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Title of Each Class                  Number of Shares Outstanding
     Common Stock, $.10 par value per share                    2,770,180

    DOCUMENTS INCORPORATED BY REFERENCE - Annual Reports to Security Holders:
                                          Part III, Item 13, Page 45

  Transitional Small Business Disclosure Format (Check one): Yes     ; No   X
                                                                -----     -----

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                      INDEX

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS                                                   3
ITEM 2.           DESCRIPTION OF PROPERTY                                                  18
ITEM 3.           LEGAL PROCEEDINGS                                                     18-19
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      19

PART II.

ITEM 5.           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS                  19
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           20-21
ITEM 7.           FINANCIAL STATEMENTS                                                  22-38
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE                                        39

PART III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            39-41
ITEM 10.          EXECUTIVE COMPENSATION                                                   42
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           42
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           43
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                                         44

SIGNATURES

ITEM I.
DESCRIPTION OF BUSINESS

       Osicom Technologies, Inc. (the "Company") designs, manufactures and markets transmission, networking, remote access and connectivity products for use in local area networks ("LANs"), wide area networks ("WANs") and broadband global networks. The Company's products include high-performance network adapters, concentrators, routers, remote access products, analog and digital video switches and routers, and fiber optic and wireless communications products.

HISTORY

       The Company has been a pioneer in the design and development of high-speed networking and remote access products, broadband switches and routers, cable headends, and transmission equipment for use in baseband and broadband spectrum over fiber, copper and wireless mediums. Among other technology firsts, the Company developed the first commercially available FDDI network adapter; the first "wire speed" Ethernet and FDDI adapters; the first integrated modem, Ethernet and multi-protocol router remote access product; the first dual PSTN and ISDN remote access server; the first company to ship PCI/FDDI with common industry NOS drivers; the first company to offer FDDI and Fast Ethernet LAN adapters for Apple 9500, 8500, 7500, and PCI server; the first company to offer FDDI and fast PMC adapters for VME; the first Company to transmit multi-channels over fiber optics; and it developed the first solid state video switching system; it developed and installed, to date, the world's largest solid state switch network at Jet Propulsion Laboratories.

       In May 1993, the Company entered the broadband communications industry, by acquiring Meret Communications, Inc. (previously operating under the name "Meret Optical Communications, Inc." and hereinafter referred to as "Meret," "the Company," or "Osicom," as Meret holds all of the operating businesses). The Company was the successor company in a reverse acquisition. The predecessor company was a wholly-owned subsidiary of Amoco Oil Corporation. Located in Santa Monica, California, Meret was engaged in the design, manufacture, marketing, and support of broadband communications networking equipment. Recognized as an industry leader, Meret is credited with having installed one of the first real-time, on-line, interactive medical imaging systems in the world at the University of California at Los Angeles, among other accomplishments.

       On July 2, 1993, the Company acquired Catel Communications, Inc. ("Catel"), a similar communications equipment provider located in Fremont, California. Catel was the first company to transmit multiple channels over fiber optics.

       Effective January 31, 1994, the Company acquired Adtech Micro Systems, Inc., ("Adtech"), a manufacturer of modems and telecommunications equipment for personal computers. However, in the last quarter of Fiscal 1995, the Company divested itself of Adtech.

       On June 8, 1995, the Company acquired Dynair Electronics, Inc., ("Dynair"), a San Diego-based company engaged in the design, manufacture, and marketing of digital and analog switches and routers used by the telecommunications industry. Dynair established a leadership position in the industry by introducing the first solid-state switch and installing, to date, the largest video switching matrix in the world at the Jet Propulsion Laboratory in Pasadena, California. In Q3 of Fiscal Year 1996, which ended January 31, 1996, Dynair shipped its first System 2000 analog/digital routing switches to AT&T to build the next generation of networks for video-on-demand and related interactive-video services.

       On January 31, 1996, the Company acquired Rockwell Network Systems ("RNS"), a unit of Rockwell International Corp, located in Santa Barbara, CA. RNS is a recognized industry leader in the design, manufacture, and marketing of diverse data communications products including intelligent network adapters, concentrators, remote access routers, and software based on industry standard protocols TCP/IP, Novell's IPX/SPX, Ethernet, and Fiber Distributed Data Interface ("FDDI"). RNS is also participating in the development of standardized Asynchronous Transfer Mode ("ATM") protocols and plans to develop ATM products as such standards evolve. RNS provides high-speed LAN solutions and connections to extended workgroups and servers in high-growth networking (FDDI, ATM, Fast Ethernet) markets. With the addition of RNS, the Company has become a leading supplier of remote access router-based technologies for connections to network backbones via public switch facilities, using Integrated Services Digital Networks or "ISDN" and PSTN or analog transmission.

BUSINESS STRATEGY

       Osicom's strategy is to capitalize on opportunities in the evolving global telecommunications market by providing equipment and integrated solutions for voice, data and video telecommunications networks. The Company's products can be used in a wide array of industries, most of which are themselves very fast-growing economic sectors - including video-on-demand or video dialtone, high-speed LANs, remote access LAN-to-LAN and user-to-LAN connectivity, cable TV, closed circuit TV, medical imaging, computer graphics, distance learning, and broadcast video. This broad diversity of applications presents a great opportunity for Osicom, as it will be able to compete and gain market share as LAN and WAN technologies converge based on its already proven technology and core assets such as its modular hardware and software design features.

       Osicom plans to grow through both internal and external expansion. Osicom is poised to take advantage of additional acquisition opportunities. The network and broadband communications industries require high levels of R&D and spending. Management intends to acquire companies which have developed technology but have lacked marketing or other resources or expertise to penetrate or develop markets. The Company believes that many such companies are undervalued in the marketplace and offer advanced technology, research talent, and industry reputation as was the case with Meret, Dynair, Catel, and RNS. The Company continues to invest in the design and development of network products and acquire companies that have synergistic product offerings.

PRODUCTS AND MARKETS

       The Company produces feature rich connections for complex and high-performance network access needs. The Company's over 200 data network products include remote access products and high-performance network adapters based on industry standard protocols such as TCP/IP, IPX, SNMP, Ethernet, FDDI, ISDN and industry standard buses such as PCI/PMC, VME and ISA. The Company sells its LAN adapter and remote access hardware and software products through an established network of Value Added Resellers (VARs), Distributors, OEMS and system integrators. Its networking products are sold to both large and small businesses around the globe within communications, industrial, automation, transportation, government, scientific, medical and educational industries. Current customers include: AT & T, GTE, Data General, GBC/Vitek, Vision Source, Anixter, Rockwell-Collins France, Hermstedt (Germany), Alphanet (Sweden), Aleph (Italy), Systems Industries (South Africa) and 1World (Australia). Allen-Bradley, British Telecom, Fujitsu, General Electric, Motorola, Samsung, Silicon Graphics, US Army, White House Communications, Boeing, C3, Goldman-Sachs, ICL, NASA-Ames, SIEMENS, US Airforce, US Navy, and the US Postal Service.

       Additionally, the Company participates in all major segments comprising the broadband communications/fiber optics market: Video-on Demand and Video-Dialtone; Broadcast & Cable TV; High Resolution Imaging and Graphics; Closed Circuit TV; and Government/Military. The Company has over 450 switching and broadband communications products which include routing switchers, distribution systems, control systems, digital interface equipment, and fiber optic transmission equipment. The Company's switching and broadband communications products are used in a variety of applications wherever businesses and organizations need on-line access and distribution of real-time, high-resolution video and image information such as electronic news gathering, sports broadcasting, electronic field production, special effects photography, underwater and aerial photography, special events broadcasting, long-distance learning networks, medical image network systems, security and surveillance, teleconferencing, educational TV, CAD/CAM/CAE systems, flight simulation, air traffic control, seismic activity monitoring, superconductor interconnects, advanced graphics and publishing, telemetry and control systems, shipboard communications and computer graphic links. Major customers in its switching and broadband communications sector include: AT&T, GTE, NYNEX, NYSE, Ameritech, C3, NASA, HBO, NHK (HDTV production), Sony, Cablevision, Johns Hopkins University, University of California - Los Angeles and San Francisco, Harris, Martin Marietta, Lockheed, and various domestic and international TV networks.

       The Company markets its products to systems integrators, distributors, value-added resellers, dealers, and original equipment manufacturers using its direct sales force and manufacturers' representatives. The Company has four sales offices in California, nine regional sales offices in the United States and one sales office in the United Kingdom, which serves Europe, and sales relationships with several European companies including Rockwell Collins - France, Aleph in Italy, Hermstedt Communications in Germany, and Alfanet in Sweden. Systems and design engineers play a crucial role in the sales effort.

HIGH-SPEED LAN MARKET AND PRODUCTS

       New multi-media and client-server applications are driving the demand for higher bandwidth, hence, faster peripherals. The Company's high-speed LAN products are targeted to the high-performance network file server and concentrator market to be used in network backbones in order to aggregate bandwidth and improve data accessibility and reliability performance across workgroups using the network. The Company's high-speed LAN products are used by network servers, graphics and engineering workstations, mid-range computers, hubs and routers, NFS server networks, network backbones, video delivery systems and in process control. In addition, the Company's FDDI products are used in mission-critical environments such as financial trading which require non-stop computing at high speed with no tolerance for error.

       The Company's product uses the Company's proprietary FastRACC core hardware technology, which is designed to accomplish high throughput, reliability, low power demand and low cost. FastRACC allows higher levels of custom silicon integration and layering using ASIC technology, which maximizes performance and reliability while greatly reducing cost and power consumption. The Company's Virtual Driver Architecture or VDA enables the Company to quickly tune and port the software code for performance. The software technology reduces driver tunability time from months or even a year to weeks. This feature is especially critical in the workstation, server, and UNIX environments where operating systems need to be tuned to gain maximum performance. The Company's LAN adapters support drivers for all popular network environments and have various bus platforms including PCI, VME, ISA, EISA, Sbus, and Multibus in network access options including Fast Ethernet, FDDI, and Ethernet. The cards range in price from $295-$1795, depending on features.

       Management believes that strong growth will continue in its existing high-speed adapter product lines as estimates of growth in the FDDI market, which is expected to eventually be overtaken by ATM technology, have been revised upward for the last several years largely due to the proven reliability of FDDI for use in network backbones as well as the lack of standardization in ATM. FDDI's services are required by emerging multimedia, imaging, windowing, and database applications that demand high performance and guaranteed bandwidth. According to IDC, shipments of network servers, the Company's primary market for these products, are expected to grow from approximately 4 million units in 1995 to over 9 million in 1999.

Some of the Company's high-speed network products include:

       2200 PCI BUS ADAPTER FAMILY: This product group provides FDDI connectivity for PCI Local Bus servers on FDDI backbones. It supports both Macintosh and PC environments without hardware modifications. No daughtercard is required. The list price of the products is from $795-$1,695.

       NET EXPANDER CONCENTRATOR: This plug-and-play 8-port FDDI concentrator provides for flexible configurations and supports a variety of media and physical network designs. The list price ranges from $4,725-$7,875.

       2300 FAST ETHERNET FOR PCI BUS: The 2300 Series provides high performance, highly reliable networking support for a wide range of computers utilizing the PCI Local Bus. These adapters are based on the 100Base-T specification and automatically configures to a 10 Mb or 100 Mb hub connection. The list price ranges from $245 to $4,345 depending upon configuration.

       2340 PCI QUAD FAST ETHERNET ADAPTER: Computing environments have found their bandwidth has been drastically reduced by two significant changes: the higher number of workstations using a network and the new generation of operating systems which deal with more graphical information than ASCII-based information. The result is increased file sizes and bit-mapped fonts being sent across the network segments. Increasing throughput to the server can be accomplished by installing multiple Ethernet adapters that spread the connectivity across various ethernet segments. With PCI slots being at a premium, this may not be desirable in many instances. A multiport network adapter is an optimal solution for boosting performance, reducing costs and simplifying the installation process. The 2340-TX Multiport Adapter is the lowest-priced four-port Fast Ethernet adapter on the market. Targeted to PCI servers, the 2340 combines four auto-sensing 10 or 100 Mbps Fast Ethernet interfaces into one card which requires only a single PCI Local Bus slot. This high-density port allocation lowers cost, reduces installation time, and frees other PCI slots in the server for attachments to RAID, SCSI devices, or additional network adapters. The list price is from $1,195.

       CMC 130, ENP SERIES: This series of Ethernet adapters are designed for supercomputers, 3-D graphic workstations, Sun Workstations, SPARC systems and distributed processing applications where high network data throughput and efficient VMEbus use is required. This series of products conforms to 10Base2, 10Base5, and 10BaseT standards. The lower-price products in this series are well suited to systems with real-time applications using host-based protocols which need multiple Ethernet connections. The list price is $2,995.

       1250 VMEBUS ADAPTER: This FDDI product is designed for high-performance VME workstations, including Hewlett Packard, Solaris, Data General and Motorola. The list price is $350.

REMOTE ACCESS PRODUCTS

       As businesses grow, they typically expand from a single office to an enterprise comprising many geographical locations. Computer resources which were once readily accessible via the corporate LAN are now located hundreds or thousands of miles away. This is the basic problem remote access products address: how to allow workers at remote sites to use computer resources located at the company's headquarters. Workers at remote offices have the same information access needs as their colleagues at headquarters. They need to send and receive electronic mail. They need to retrieve information from corporate data bases. They need to make use of applications located on centralized computer resources at headquarters. In fact, workers at remote offices have perhaps a greater need for these services that their colleagues at headquarters. After all, a worker at headquarters can walk down the hall to ask a question.

       The Company's NetHopper remote access products enable remote users such as branch offices, telecommuters and traveling users to connect to LANs via public telephone lines. The NetHopper transports IP and native IPX/SPX packets to allow users of most popular Ethernet LAN operating systems from Novell, Microsoft, Sun, or any UNIX system to connect to large corporate LANs, the Internet, or other small offices over ISDN or analog PSTN telephone lines. Growth in usage of the Internet has fueled growth in this product line as ISDN telephone service offers up to 10 times faster Internet access than narrowband modems. In 1994, ISDN telephone service was available in the United States to about 50 percent of the nation's lines. Availability has since increased to 80 percent. Forrester Research predicts that by 1998, 20 percent of all on-line services accounts will be using ISDN service. The NetHopper offers customers the option of upgrading their telephone service to this faster class of ISDN digital dial-up telephone service without having to buy new equipment. While dedicated leased lines such as T1, T3, ATM, or SMDS (those enabling 1.5 Mbps and higher transmission rates) are widely touted as the new generation of telephone service, with today's cost structure, only the largest corporations can afford these expensive, high-speed links. Even they must confine them to backbone networks which connect only the largest offices. For most users, a dial-up connection to an ISDN line, where subscribers pay only for the time they are actually connected remains the most cost-effective alternative to WAN access.

       The NetHopper is a stand-alone box which can be easily installed by inexperienced users. Because it has a V.34 modem built-in, there are no additional equipment costs for Internet or on-line service connections. The Company's product is sold to Internet Service Providers ("ISPs") and others to connect subscribers to the Internet as well as other LANs. This feature helps ISPs retain subscribers as they grow and require faster access to the Internet. The NetHopper is also a versatile interface LANs as it supports many standard communication and routing protocols, including IP, IPX and TCP/IP. The Company's remote-access products are used by small businesses, remote officers, telecommuters, and nomadic users in file transfer, client/server database access, remote management, electronic mail and Internet access. IDC estimates that the remote access server marketplace will grow from $300 million in 1994 to $2 billion in 1999.

       In 1995, the NetHopper product won various awards including Internet World's Product of the Year, PC Magazine's Editors' Choice and Data Comm Magazine's Tester's Choice. The NetHopper was recently selected by PSINet, Inc. (NASDAQ: PSIX), a leading ISP, which will distribute the product to its customers. This enables PSI customers to begin with inexpensive dial-up Internet services and progress from 28.8 Kbps to 256 Kbps - a tenfold increase in data transmission rate - without having to purchase new equipment.

Some of the Company's remote access products include:

       NETHOPPER NH-RAS SERIES: This rack-mounted or stand-alone box connects TCP/IP and Novell IPX users or LANs to remote networks using standard telephone lines. With the option of up to five intergrated V.34 modems, networks can optimize access to WANs at speeds of up to 115 Kbps for remote LAN-to-LAN or Client-to-LAN data communications over common telephone connections. Featuring Worry Free Routing, network administrators can configure security filters based on traffic source, destination or type. Remote users and offices need only "see" the resources they need unauthorized use can be limited. The list price ranges from $1,795 to $3,795.

       NETHOPPER NH-BRI 600 SERIES: These products provide users and LANs with access to remote TCP/IP and Novell IPX networks via ISDN lines. The product also provides an Ethernet LAN connection via an AUI or 10BaseT interface. The Smart Route software, which is used in all Nethopper products, is a PPP mulitlink which aggregates ISDN channels and uses Compression Control Protocol. This product also has complete IP and IPX filtering which means that enterprises can control costs by tracking, preventing or otherwise limiting connections to on-line services. The list prices range from $1,295 to $2,795.

       NETHOPPER NH-EURO 700 SERIES: This is similar to the 600 series except that it is used over international ISDN lines. This product has been homulgated by almost every industrialized country in the world, a necessity for sales in most other countries. The list prices range from $1,595 to $2,895.

       NETHOPPER NH-SYNC+- SYNCHRONOUS ROUTER: This product addresses the growing market for switched, digital line applications in building the local outer network. It features high leased-line throughput with built-in dial backup and the high bandwidth capabilities of either DDS, SW56 or ISDN-BRI along with fully integrated dial back via the modem. This eliminates annoying line outages cutting off E-mail or branch office communications. The switch over is completely automatic via the Routing Information protocol (RIP). This fully automatic mechanism senses which line is able to effectively carry traffic, and which link is preferred for general usage. The list price is $2,195.

       NETHOPPER NH-P AND NH-5 DIAL-UP ROUTERS: This second-generation dialup router is designed for the remote office. The NetHopper NH-P allows work groups to transparently connect to corporate or regional networks without complicated router setups. Using regular dial-up telephone lines, this product routes TCP/IP and IPX traffic. It has one Ethernet LAN connection via AUI or 10BaseT and scales up to five V.34 modems. With integrated data compression technology, typical installation time runs about five minutes. This product also enables LANs to efficiently utilize WAN connections to the Internet or other on-line services. The list price is from $1,595.

ATM PRODUCTS

       During 1994, it appeared that ATM switch technology had far outstripped network interface and operating system software development. Market expectations greatly exceeded real, deliverable solutions. Only one switch company, Fore Systems, offered a complete network-adapter to switch solution, and its technology was proprietary. The ATM Forum, of which RNS is a member, has made important progress in providing standards in key areas of conflicting solutions for congestion and flow control, media interfaces, encoding schemes, and system management. However, only a few of these decisions have been implemented and most of those have been on a discreet component rather than an integrated ASIC basis. The result is that there are many companies offering switches and management systems, more companies announcing network interface cards, but little, if any, interoperability between them. The Company plans to offer an ATM product when such a product can become a workable and cost-effective solution to communications networks users.

VIDEO-ON-DEMAND AND VIDEO DIAL-TONE PRODUCTS

          The Company's routing switches enable telephone companies and cable TV service providers to offer video-on-demand and video dial-tone services to subscribers. Applications include: pay-per-view video services, interactive video networks, cable TV, satellite TV, and command and control applications.

       Sales of video-on-demand servers are expected to increase to $1.3 billion by 2000 from $131 million in 1994, according to Hodge Computer Research. This increase is fueled by the recent legislation which allows telephone companies to deliver video programming to their subscribers over phone lines. The Company has begun selling its products into this marketplace, led by customers such as AT&T is providing this service to the other telephone companies such as GTE. The Company's 2000 switch functions in both the hybrid fiber coaxial cable ("HFC") environment, which is the new generation of telephone infrastructure, as well as with the old twisted pair wiring, which is still capable of carrying a single channel of compressed studio quality video. The switch can also be used in digital data routing and DS3/T40 video. Other potential customers include other RBOC's and local telephone and cable TV providers as well as government users.

The Company's product line in this market includes:

       SYSTEM 2000: This extremely compact routing switcher system has video crosspoint densities of up to 1728 per rack unit ("RU"). The audio matrix incorporates a configuration in which the left and right signals are carried in parallel paths through the switcher, resulting in crosspoint densities of twice those of the video matrices - up to 3456 crosspoints per RU. The crosspoint-level switch closure and status verification from actual crosspoint feedback is another industry first for the Company. Optional on-board floppy disk drives and Ethernet control capability are many of the powerful tools the System 2000 offers. The list price ranges from $50,000 to approximately $350,000.

       SERIES 36: The Dynair Series 36 switching equipment is available for high-resolution computer graphics and HDTV video, encoded broadcast television video, including NTSC, PAL, SECAM and stereo or monaural audio and time code. This physically compact router is suited for small to medium-sized installations. Using a 120 Mhz bandwidth, it has a crosspoint density of 432 video and 864 audio crosspoints per RU. A full 36 x 36 video and stereo router occupies only 6 RUs. The list price ranges from $4,000 to $50,000.

       DYNAMITE: The Dynair DynaMite series uses a 40 Mhz bandwidth, handles HDTV, data or graphics signals and is suitable for NTSC, PAL and SECAM signals. Suited for small applications, it switches 10, 20 or 30 inputs to 10 outputs. The list price ranges from $4,000-$10,000, depending on configuration.

BROADCAST & CABLE & WIRELESS TV PRODUCTS

       The Company's products for cable television (CATV) includes headend equipment such as AM and FM modulators and demodulators, equipment to support coaxial transmission, and long-distance AM and FM fiber optics transmission systems. The Company's bi-directional and unidirectional links transmit video and audio signals for a distance of 10 Kilometers. Its products are suitable for all international formats including NTSC, PAL, and SECAM, and for the new standards for high-definition television and digital video. Applications include: electronic news gathering, sports coverage, studio production, underwater and aerial photography, and special events.

       Osicom's products are used by broadcast networks such as Time-Warner Cable, ABC, CBS, HBO, Thompson of France, and Wharf Cable Ltd. of Hong Kong, among others. The Company's product line in this segment provides the advanced technology that delivers the superior signal quality required by the industry.

       The Company also has products which serve the High Definition Television
(HDTV) and digital video growth areas of the industry. The Company has supplied the communications products enabling HDTV broadcast of the Masters golf tournament from Augusta, Georgia to Japan Broadcast Systems for many years. The Company's systems can transmit up to 16 video channels up to 23 kilometers.

       In the area of electronic news gathering, the Company's products have been bringing viewers worldwide televised images of the Olympics and the Apollo spacecrafts for years. The Company has more than 2,000 installations of its products worldwide.

       It is estimated that telephone companies will need to spend $100-$400 billion to replace copper wire with fiber optics prior to being able to transmit TV to homes. Osicom is positioned to take advantage of that growth in demand for cable television and fiber optics. The Company's cable TV customers include General Instruments, TCI, Time Warner Cable, United Artists, and Continental Cable Vision, among others.

       Osicom has not limited its customers to fiber optics technology. The Company has also developed products using cellular technology, a microwave-based technology, similar to that used in cellular telephone systems, that offers wireless transmission of high-resolution video signals. The Company is a supplier of headends and modulators for CellularVision, a system being expanded to serve over 3.2 million subscribers in New York City from 528,000 currently being serviced. In general, the cellular television communications products enable the company to provide wireless data and image communications to customers in areas where laying fiber optic cables is either too expensive or impossible. The Company plans to expand its product offerings to include transmitters and receivers in both analog and digital format.

Some of the Company's products serving this market include:

       MERET'S LIVE LINK: This single-channel fiber optic system provides superior signal quality transmission of broadband video and audio signals. It lists from $2,000-$50,000, depending on model and configurations.

       CATEL CFM-3800 MULTICHANNEL FIBER OPTIC SYSTEM: Combined with the Catel family of fiber optic transmitters and receivers, this series of products provides excellent, virtually transparent signal quality transmission of video, audio and data over distances of 40 km or more. It is used in many applications including broadband transmission systems, supertrunks, surveillance, distance learning and CCTV interconnection. It lists for $15,000.

       CATEL MODEL FYBRNODE 80: This high performance laser transmitter capable of launching up to 80 AM-VSB television channels into a single mode optical fiber. Coupled with the Catel family of optical receivers, the FybrNode provides a high quality transmission link with applications in broadband, CCTV, distance learning and cable television systems. It lists for $17,000.

       CATEL HEADEND NTSC BROADCAST AM TELEVISION MODULATOR: This product accepts baseband video and audio signals and provides VSB-AM modulation to infrared frequencies. The output can be either composite IF or separate visual and aural IF carriers. Used primarily as an exciter for television transmitters. It lists for $850.

HIGH RESOLUTION IMAGING AND GRAPHICS PRODUCTS

       The Company's HR View products provide remote video imaging with maximum image integrity for a wide variety of high-resolution applications, including:
CAD/CAM/CAE, medical imaging, flight simulation, air traffic control, seismic monitoring display, superconductor interconnects, advanced graphics & publishing, security and surveillance, and military C41.

       The Company's high resolution video products transmit color or monochrome video signals for monitor resolutions ranging from 512x512 to 4Kx4K, along with associated signals such as keyboard and mouse data.

       Medical Imaging is a $70 billion segment of the healthcare industry, and is expected to grow by 27% per year through 1997, according to SMG Marketing Group. Imaging technology is used in computed tomography scanning, diagnostic resonance imaging, nuclear imaging, ultrasound, and X-rays.

       Osicom has taken a lead position in high resolution medical imaging. The Company's medical imaging systems are in use at the University of California campuses at Los Angeles and San Francisco. Using baseband and broadband fiber optic links to transmit and distribute images from computed tomography and magnetic scanners to remote reading rooms, medical personnel have the ability to telemonitor patients' CT and MR examinations in real-time. The Company's system is also in use at USC County Hospital.

       Among other customers for Osicom in this segment of the market are such original equipment manufacturers as Siemens, Eastman Kodak, AGFA and Picker.

       Computer graphics is a major component of the "information superhighway". Computer graphics overlap several of the industries, including animation, advertising, in-flight simulation and air traffic control.

       Osicom's products enable users to send high-resolution graphics signals over long distances. Customers in the computer graphics sector include such industry giants as Mitsubishi, Harris, Digital Equipment, Lockheed, Raytheon, Merrill Lynch, Boeing, and NASA.

       Air traffic control radar systems are another application in which the Company's computer graphics systems are widely used. Because of the large amount of information that must be displayed with precision in the control tower, over high resolution monitors with a video bandwidth of over 350 Mhz are used. Because of bandwidth limitations, the maximum distance over which this type of signal can be sent on coaxial cable is less than six feet. Osicom's products enable signal transmission over distances of up to eight kilometers with no visible degradation.

       In addition to providing remote access to displays, the Company's products can be configured to support remote extension of a variety of input and output devices including super computer, graphics workstations, laser image printers, video storage devices, keyboards, and mouse devices.

The Company's products used in these applications include:

       DYNAIR'S SYSTEM 2000: (See under heading "Video-on-Demand and Video Dial-tone Products" for a product description.)

       MERET'S 200 MHZ FIBER OPTIC RGB TRANSMISSION SYSTEM: This product provides the user with effective and reliable solutions for remoting RGB images to workstations, monitors, printing, and storage devices at distances up to 4 km. It lists for $5,000.

CLOSED CIRCUIT TV PRODUCTS

       The Company's CC View products satisfy low, medium and high performance signal requirements. Applications include: security, access control, surveillance, teleconferencing and educational TV.

       Closed Circuit TV: One great advantage of a fiber optic system is that it eliminates electromagnetic interference. As early as 1990, fiber optics has gained 50% of the total closed circuit TV market.

       Osicom's CCTV traffic surveillance systems are used throughout the world in highway, bridge and tunnel and mass transit systems. Similar surveillance and security systems are also used in government and military applications.

       Among the company's CCTV customers are Caltrans, Minnesota State DOT, Interstate 90 in the United States, the M-25 motorway in London, the Rapid Transit System in Taipai, Washington State DOT, Tampa Airport, and NASA. The Company's systems integrators in this market sector include Martin Marietta, TRW, and Hong Kong Telecom.

       Distance Learning: Because the Company's products enable users to have real-time, interactive video-conferencing ability, they are used in distance learning and teleconferencing applications which extend the class and meeting room beyond the confines of an actual physical location.

       Distance learning can be as simple as interconnecting two local schools, allowing them to share information and valuable teaching resources. It can also be very complex, involving large networks of schools and classrooms. The Company's Catel products focus is to provide the best technology for the task at hand, to make the network transparent to the user, so that any number of classrooms are provided a fully interactive environment via an invisible network.

       Some of the company's teleconferencing and distance learning customers are systems integrators and service Ameritech, US West, Ohio Bell, NYNEX, Southwest Bell and GTE, and Florida Electric and Water.

Products used in these applications include:

       CATEL WFMS-3900 AND CFM-3800 SERIES OF MULTICHANNEL FIBER OPTIC SYSTEMS:
Used in conjunction with the Catel 1310nm and 1550nm optical equipment, combined with the Catel family of fiber optic transmitters and receivers, the CFM-3000 system provides excellent signal quality transmission of video, audio and data over distances up to 40 kilometers or more. The system also offers central system management through optional monitoring and control capability. The list price is $19,000.

       DYNAIR DYNA-MUX MULTIPLEXER: This product combines two independent channnels of high quality audio with broadcast quality video (to 9 Mhz) while maintaining signal quality consistent with RS250C-shorthaul. It is completely compatible with Dynair switching systems. It lists from $1,000-$4,000, depending on configuration.

       DYNAIR DYNA-VIEW FIBER OPTIC VIDEO LINKS: This product provides superior signal quality and security across varying distances (depending upon options) without the effects from EMI, ground loops or cross talk. Product ranges in price from $300-$700.

       MERET CC VIEW MODEL 420: This product is a laser-based high performance FM fiber optic link for long haul video transmission up to 25 km over singlemode fiber. It lists for $2,500.

GOVERNMENT/MILITARYPRODUCTS

       The Company was one of the first companies to develop fiber optic solutions for a wide spectrum of government and military applications and continues to provide integrated support and service for government or Defense fiber optic programs. Applications include: command and control, security/surveillance, access control, flight simulation, radar and image remoting, tactical 2-way communications, shipboard communications, air traffic control, and computer graphics links.

       Almost all of the Company's products have been used by some part of the government or military.

RESEARCH AND DEVELOPMENT

       The Company's product lines require substantial research and development investment. The acquired businesses of Meret, Catel, Dynair, and RNS have a substantial investment in technology which enabled the development of the Company's current product offerings. To broaden and enhance the Company's in-house research and development efforts and product offerings, the Company actively seeks additional acquisitions.

       Some of the Company's key capabilities include modular media access chip design methodologies and data flow modeling, enabling the Company to reduce its time-to-market requirements for network interface adapters; its proprietary Virtual Design Architecture ("VDA") core software technology which makes possible relatively easily tunable drivers for systems such as Netware, Windows NT, OS2, Mac OS, WIN95, and NDIS/ODI; its knowledge and experience with communications protocols such as ISDN, TCP/IP, IPX, and PPP; its knowledge of operating systems such as OSI, OSF, Windows NT, Netware, and Mac OS; and its system level integration capabilities.

       The Company uses its proprietary FastRACC hardware architecture in the design of its network and WAN access products. This architecture provides all host system interface, data movement, management and control functions. It eliminates the need for on-board CPUs except in those cases where on-board protocol processing is required. The optimized system interace minimizes host load, optimizes system throughput and PCI utilization providing for simultaneous full-speed transfer of network and PCI data.

       The Company's proprietary VDA software architecture enables efficient portability across operating system and protocol environments, system bus types and networks. Hardware and system dependencies are isolated behind well-defined generic interfaces. Core code modules are reused across multiple product types. All drivers are built from a single tree making for shorter development intervals, improved product quality, maintenance and support. The Company's products support the following drivers: VDA-based ports: OS/2, AIX, UnixWare, Windows 95, Windows NT, PowerMac, DOS ODI, NetWare Server, Solaris X86, SCO UNIX, HP-RT, and HP-UT; and STRIDE-based ports: Solaris 1.X, Solaris 2.X, HP-RT, HP-UT, and DG-UX. Other drivers are developed as needed.

       The Company's intensive research and development are necessary with respect to the Company's competitive positioning.

AVAILABILITY OF RAW MATERIALS

       Manufacturing of products accounting for up to 10% of the Company's sales requires certain optoelectronic components which may not be readily available. The Company's products can be re-engineered to minimize the effects of component shortages. Additionally, the Company seeks to mitigate the effects of this problem by using alternate suppliers. To date, the Company has not been materially adversely affected by raw material shortages.

       The Company manufactures in-house as well as it uses outsource manufacturing to produce its products. To ensure against slowdowns out of the Company's control at such outside manufacturers, the Company maintains alternative suppliers.

PATENTS, TRADEMARKS AND LICENSES

       The Company holds patents but does not consider its business to be dependent upon patent protection. Nevertheless, the Company could be subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Although the Company has not been threatened and is not involved with any such patent infringement litigation and while the Company believes that it is not infringing on the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims would not have a material impact on the Company's business.

       The Company protects its properties through trademark protection whenever feasible. The Company is currently threatening litigation against another company for such trademark infringement. There can be no assurance that the Company will be successful in its efforts to protects its trademark.

       The Company's products use proprietary software and hardware technology that facilitates the ease with which the Company can develop new products. This software and hardware technology is difficult to replicate even without patent or proprietary rights. However, while it is unlikely, the Company can give no assurances that such proprietary technology could not be used or copied by unauthorized persons.

SEASONALITY

       The Company's product lines and markets are still evolving and the effect of seasons on the business cannot yet be determined. Sales can fluctuate due to the fulfillment of large orders to OEMs or governmental agencies.

WORKING CAPITAL PRACTICES

       The Company has historically maintained high levels of inventories to meet the delivery requirements of its customers and to ensure a continuous allotment of goods from suppliers. The Company does not provide its customers with the right to return merchandise that performs according to specifications. Generally, the Company does not provide extended payment terms to customers.

       In the year ended January 31, 1996, one customer accounted for 14.7 percent of the Company's revenues. In the year ended January 31, 1995, no customer accounted for more than 10 percent of the Company's revenues.

BACKLOG

       As of April 12, 1996, the Company had a backlog of over $3.9 million. Such backlog includes only purchase orders with little or no cancellation option. Increasingly, a substantial portion of the Company's business is booked within the same 30-day period that it is shipped, therefore backlog is no longer necessarily reflective of the Company's future or even near-term prospects.

COMPETITION

       Competition in the networking and telecommunications equipment industry is intense, and the Company believes that competition may increase substantially with the deployment of increased network usage and potential regulatory changes. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's LAN and remote access competitors include 3Com, Cisco, Bay Networks, Shiva, Spider, Telebit, Xyplex, Ascend, ADC Telecoms, Digital Equipment, AT&T Technologies, Inc., Northern Telecom, Inc., Interphase, Syskonnect, Fore Systems, Intel, SMC, IBM and Motorola Inc. The Company's enterprise networking products compete with the products of a number of other companies, two of which (Bay Networks, Inc. and Cabletron Systems Inc.) are dominant and face both strong price competition and pressure from alternative distribution strategies utilized by these other companies. The Company's broadband connectivity products are competitive with the products offered by numerous other companies, including AT&T Technologies, Inc. and Switchcraft, Inc., a subsidiary of Raytheon Company. In addition, the Company faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

       The rapid technological developments within the telecommunications industry have resulted in frequent changes in the Company's competitors. The Company believes its success in competing with other manufactures of telecommunications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products and its delivery and service capabilities. While the market for the Company's products has not historically been characterized by significant price competition, the Company may face increasing pricing pressures from current and future competitors, both domestic and foreign, in certain or all of the markets for its products.

       The Company believes that technological change, the increasing convergence of data, video and other network services, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict at this time. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes industry regulatory change may create new opportunities for suppliers of telecommunications equipment. The Company expects, however, that such opportunities may attract increased competition from others as well. In addition, the Company expects that AT&T Technologies, Inc. will continue to be a major supplier to the RBOCs. and is competing more extensively outside the RBOC market. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

       The Company's market is characterized by a variety of competitors both larger and smaller than the Company, with both greater and lesser resources. The Company competes based on its ability to customize and adapt its products to the specific needs of its customers.

ENVIRONMENTAL COMPLIANCE

       The Company is required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of its laser-based products, which are used in fiber optics communications. All of the Company's products comply with the required safety level standards.

EMPLOYEES

       As of April 12, 1996, the Company employed 138 persons; including 89 full-time employees in engineering, manufacturing, testing, and quality control; 35 in sales and marketing; 11 in administration and 3 executives. None of the Company's employees is represented by a collective bargaining agreement and management believes that relations with its employees are good.

ACQUIRED BUSINESS

       The Company, having discontinued its computer manufacturing and distribution business, actively sought acquisition opportunities during Fiscal 1994.

        In May 1993, the Company entered the broadband communications industry, by acquiring Meret Optical Communications, Inc. ("Meret"), a company located in Santa Monica, California engaged in designing, manufacturing, marketing and supporting broadband communications networking equipment. On July 2, 1993, Meret acquired Catel Telecommunications, Inc. ("Catel"), a similar communications equipment provider located in Fremont, California effective January 31, 1994, the Company acquired Adtech Micro Systems, Inc. ("Adtech") a company located in Fremont, California, that designed, developed, manufactured and marketed modems and telecommunications equipment for personal computers. During the last quarter of Fiscal 1995, the Company divested itself of Adtech (see discussions below).

       Meret Optical Communications, Inc.

       On May 31, 1993, the Company acquired 100% of the outstanding common stock of Meret. Since at the time of the acquisition of Meret, Osicom had 408,592 shares issued and outstanding, the shareholders of Meret gained voting control of the registrant and therefore became the acquiring entity and accounting survivor. The acquisition of Meret by the Company was accounted as a reverse acquisition.

       The Company purchased Meret from Rand Research Corporation ("Rand"), a related entity, owned by two directors of the Company. Rand acquired Meret on May 24, 1993 from Amoco Oil Company for the assumption of certain existing liabilities. Rand recorded the acquisition as a purchase. The purchase price paid by the

Company for Meret was equal to the audited shareholder's equity of Meret as of May 24,1993, paid in shares of its common stock at the average of the bid and asked price of the Company's common stock as of the date if issuance, $5.20 per share. Initially, 740,248 shares were issued to Rand. Upon delivery of the audited acquisition balance sheet of Meret, which was received after the end of the Company's fiscal year, an additional 70,610 shares of the Company's common stock equal to the pretax earnings of Meret for the year ended May 31, 1994. The per share price to be used for this computation was the last reported sale price of the common stock on September 15, 1993, or, in the care of no reported sale, the closing bid price as reported by NASDAQ. No such additional shares were issued under this provision. This earnings period was subsequently changed to the year ending January 31, 1996; for which shares are to be issued based on Meret's pre-tax earnings. The stock price calculation date was not changed.

       Catel Telecommunications, Inc.

       On July 2, 1993, Meret, a wholly-owned subsidiary of Osicom, acquired 100% of the outstanding common stock of Catel from Data-Design Laboratories. Catel is engaged in a similar business as Meret although it serves a different market segment. The purchase price was $448,000 less cash on hand for a net of $339,733, which was paid.

       Adtech Micro Systems, Inc.

       On January 31, 1994, the Company acquired 100% of the outstanding common stock of Adtech from Stratuslink NA Inc. ("Stratuslink") The purchase price was $1,200,000. The Company issued 208,696 shares to Stratuslink using an agreed-upon per share value of $5.75. In addition the Company issued 10,000 shares to Asrafi Inc., an unrelated entity, as a finders fee. The acquisition was accounted for as a purchase.

       Due to the inability of Adtech to reach projected goals for revenues, income and new product development by Fiscal 1995's third quarter, the Company divested Adtech. The Company sold the acquired stock of Adtech to Stratuslink in exchange for repayment of the Company of the balance of its investment in Adtech after absorption by the Company, of the operating losses of Adtech, since acquisition. The Company was indemnified by Stratuslink for any further losses. Stratuslink issued the Company a $261,036 short term note, which was paid in Fiscal 1996. The Company granted a warrant to Stratuslink, expiring on June 1, 1998, to purchase 152,348 shares of Osicom common stock at an exercise price of $4.125 per share, in return for which Stratuslink surrendered 152,348 shares of Osicom stock to the Company. Osicom has accounted for the return of its shares and receipt of the note as a reduction in the purchase price of Adtech under the provisions of FASB 38.

       Dynair Electronics, Inc.

       On June 8, 1995, the Company acquired 100% of Dynair Electronics, Inc. ("Dynair"). Dynair is engaged in the business of designing, manufacturing, marketing and supporting digital and analog switches and routers which are being used by the telecommunications industry to build the next generation of networks to provide video-on-demand and related services.

       The purchase price paid by the Company for Dynair was $269,807, equal to Dynair's audited shareholders' equity as of May 31, 1995. The seller is also entitled to receive additional cash consideration equal to a percentage of the Net Applicable Sales for each of the five years subsequent to the acquisition date. Such Net Applicable Sales are defined as the total net revenues in excess of $5,000,000 within a post-closing year derived from the sale of Dynair products. The percentage of Net Applicable Sales is determined by the following formula: five percent (5%) plus one and one-fourth percent (1.25%) times each full million dollars (1,000,000) of Net Applicable Sales for such post-closing year. For example, if the Net Applicable Sales were equal to $2,000,000 the Applicable Percentage would be 7.50%, representing $150,000 in additional consideration.

       RNS

       On January 31, 1996, Meret acquired all of the assets and assumed certain specified liabilities of Rockwell Network Systems ("RNS") from Rockwell International Corporation ("Seller"), for $11,239,000 in cash and notes. The Company used cash on hand, a portion of its $8 million credit facility with Coast Business Credit and a note payable to Seller to finance the transaction. The purchase price was determined by negotiations between the buyer and seller.

       RNS provides high-speed LAN solutions and connections to the extended workgroups and servers in high growth networking (FDDI, ATM, Fast Ethernet) markets. In addition, RNS is a leading supplier of remote access route-based technologies for connections to network backbones via public switch facilities (ISDN and analog modems).

PART I

ITEM 2. DESCRIPTION OF PROPERTY.

       The Company's corporate headquarters are located in Santa Monica, California, where it leases a 6,200 square foot facility. Such lease expires April 30, 2001.

       Meret's headquarters and primary facility is located in San Diego. Meret is currently leasing 40,400 square feet of space on a month-to-month basis but plans to move into a new 36,000 square foot leased facility in the near future. The term of the lease will be for five years with an option to buy the facility at cost.

       The Company also leases a 18,000 facility in Fremont, California. The lease expires on July 31, 1997. The Company will not be releasing space in Fremont but will be absorbing the Fremont operation into its San Diego facilities.

       The main RNS facility is 27,400 square feet located in Santa Barbara, California under a lease which expires February 28, 1998.

       The Company also has 7 sales offices located around the United States and one such office in the United Kingdom. All such sales offices are leased.

       Management believes that the existing and planned facilities are and will remain adequate for the foreseeable future.

PART I

ITEM 3. LEGAL PROCEEDINGS.

       From time to time the Company is or has been party to lawsuits related to the ordinary course of business. Interphase, Inc. sued the Company and Rockwell International Corporation in connection with Osicom's acquisition of RNS. The Company believes the suit is frivolous and without merit. The Company is also indemnified by Rockwell International Corporation against any losses arising from this action. Management is not aware of any litigation, pending or threatened against the Company, that would have a material adverse affect on the Company's business.

       The legal entity Osicom Technologies, Inc. is party to several lawsuits related to dispossessed business. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's business to Agama, and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Management believes that any sort of unfavorable outcome of these lawsuits to the Company would be incidental to the business and not material.

PART I

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

PART II.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over the counter market (NASDAQ System trading symbol: FIBR). The prices set forth below for the periods presented represent high and low bid quotations for common stock, as reported by independent dealers making a market in the Company's common stock, after giving effect to a reverse stock split of 1:2 which became effective November 7, 1994, and a stock split of 2:1 which took place on February 12, 1996, as though the splits occurred before the periods reported below. Bid quotations represent high and low prices quoted between dealers, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                                   FISCAL YEARS ENDED
                                                 1996                              1995
                                            COMMON SHARES                     COMMON SHARES
               PERIOD                       HIGH         LOW                HIGH          LOW
               ------                       --------------------------------------------------
               February 1 - April 30         13 1/32      4 5/64           5 13/16       4 1/2

               May 1 - July 31                1 7/8       1 3/8            5 1/2         4

               August 1 - October 31          2 21/32     1 3/8            4             1 1/2

               November 1 - January 31        3 15/32     1 39/64          2 3/8         1

    There were 910 shareholders of record as of the close of business on April 10, 1996. The Company has not paid any cash dividends since its inception The Company currently intends to retain earnings, if any, for use in the operation of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, and other factors as the Board of Directors may deem relevant.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and related notes which are contained herein in Item 7. Fiscal 1996 refers to the year ended January 31, 1996; Fiscal 1995 refers to the year ended January 31, 1995.

       The consolidated statement of operations for Fiscal 1996 reflects the results of Osicom and its wholly-owned subsidiary, Meret. The results of operations of its RNS division, which was acquired as of the last day of Fiscal 1996, are not included. The consolidated statement of operations for Fiscal 1995 includes the operations of Osicom and its subsidiary Meret, as well as the discontinued operations of Adtech, which was divested in the last quarter of Fiscal 1995.

       The consolidated balance sheet as of January 31, 1996 reflects the accounts of Osicom and Meret, including the RNS division.

       Net sales for Fiscal 1996 were $7,733,366 compared to $5,892,356 for Fiscal 1995. This represents a 31 percent increase year-to-year, attributable to the acquisition of Dynair, which occurred May 31, 1995.

       Gross profits for Fiscal 1996 were $3,112,051 compared to $1,840,947 for Fiscal 1995. The gross margin for Fiscal 1996 was 40 percent of sales versus 31 percent of sales for Fiscal 1995. The gross margin in Fiscal 1995 was negatively impacted by under absorbed overhead related to maintaining two manufacturing facilities inherited from the acquisitions of Meret and Catel. These redundancies were addressed in the latter half of Fiscal 1995 by combining the facilities and reducing the work force.

       Selling, general and administrative expenses grew to $3,201,627 from $2,058,095 in Fiscal 1995. In Fiscal 1996, SGA expenses represented 42 percent of sales versus 35 percent of sales in Fiscal 1995. The amortization of negative goodwill, arising from the acquisitions of Meret and Catel, which was a $950,868 credit to SGA expense, represented only 12 percent of sales in Fiscal 1996 versus 16 percent of sales in Fiscal 1995. Engineering expense, related to the higher development costs of the Dynair product line, also increased in Fiscal 1996 to $962,000 from $443,000 in Fiscal 1995.

       Operating income for Fiscal 1996 was $861,292 or 11 percent of sales, versus $733,720 or 12 percent of sales achieved in Fiscal 1995.

       Interest expense grew to $158,339 in Fiscal 1996 from $84,431 in Fiscal 1995. As a percent of sales, interest represented 2 percent in Fiscal 1996 versus 1 percent in Fiscal 1995.

       In Fiscal 1995, the Company recorded a loss on its discontinued operations of Adtech of $276,269.

       The Company reported no provision from income taxes for Fiscal 1996 or Fiscal 1995 as the negative goodwill amortization is not taxable. In addition, the tax depreciation on the productive fixed assets, which were equal to $6,169,000 at cost less accumulated depreciation of $4,191,000 eliminates any remaining taxable income. These fixed assets are not carried on the January 31, 1996 consolidated balance sheet.

       The net income for Fiscal 1996 grew to $702,953 from $373,020 in Fiscal 1995. As a percent of sales, net income in Fiscal 1996 was 9 percent versus 6 percent in Fiscal 1995.

       After giving effect to the $150,000 in dividends accrued on the preferred stock for each year (see Note J(3) to Part II, Item 7 herein), the earnings per share were $0.21 (all share data herein gives effect to the 2:1 stock split which went effective February 12, 1996) on average primary shares outstanding in Fiscal 1996 and $0.11 per average share outstanding in Fiscal 1995. This 100 percent increase in earnings per share in Fiscal 1996 was in spite of a 25 percent increase in average primary shares outstanding, comparing the two periods. With respect to full dilution, the earnings per share in Fiscal 1996 were $0.20 per share on 2,798,378 shares outstanding. In Fiscal 1995, the average number of shares outstanding was equal to the average number of fully diluted shares outstanding. Thus, in terms of full dilution, the earnings per share for Fiscal 1996 were $0.20 per share versus $0.11 in Fiscal 1995, which represents an 82 percent increase in EPS, in spite of increased dilution of 33 percent.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $5,314,744 as of January 31, 1996.

       The Company has a revolving $8 million line of credit with its bank, Coast Business Credit, for working capital and acquisition purposes. (See Note E contained in Part II, Item 7 herein.) The line bears interest at the rate of 2 1/2 percent over prime. As at January 31, 1996, the Company had outstanding indebtedness under its line of credit of $3,494,305. In addition, Meret borrowed $1,344,000 under a term note agreement with Coast Business Credit. Such notes accrue interest at the rate of prime plus 2 percent and principal payments of $38,900 are due monthly. As of the same date, the Company also had $510,209 outstanding under its revolving demand loan with Banca di Roma.

       As a result of the acquisition of RNS, a $6,269,487 note payable is due Rockwell International Corporation, the Seller. This note bears no interest, but is payable in monthly payments of $500,000, commencing March 31, 1996, with a final payment of $4,269,487, due July 31, 1996. (See Note F in Part II, Item 7 herein). Such note to Seller is secured by collateral provided by two of the Company's directors. To pay down indebtedness subsequent to January 31, 1996, the Company raised net proceeds of $2,445,300 in the form of convertible debt. Such debt converts to common stock at $13.50 per share (with some specified downside protection) and the Company has the option to buy back the debt at 90 percent of its face value under certain circumstances.

       Management believes the Company has or can obtain sufficient working capital to meet the needs of its current level of operations. The Company, however, is actively seeking acquisitions and anticipates that it may require additional capital in order to fund any acquisitions or substantial growth in its current business. To this end, the Company plans to pursue both debt and equity financing from both private institutions and the public markets to finance acquisitions as needed. However, no assurance can be given that sufficient capital will be available when needed.

PART II

ITEM 7.  FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders
Osicom Technologies, Inc.

         We audited the accompanying consolidated balance sheet of Osicom Technologies, Inc. (Osicom) and subsidiaries as of January 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 1996 and 1995. These consolidated financial statements are the responsibility of Osicom's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinions.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Osicom and subsidiaries as of January 31, 1996 and the consolidated results of their operations and their consolidated cash flows for the years ended January 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                        Weinbaum & Yalamanchi



Canoga Park, California
April 11, 1996                                                                22

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

===============================================================================
                                                               January 31, 1996
- -------------------------------------------------------------------------------
ASSETS

CASH                                                           $        451,860
ACCOUNTS RECEIVABLE                                                   4,541,226
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                        (357,665)
NOTES RECEIVABLE (Note C)                                               143,190
INVENTORIES  (Note B(4))                                              9,360,568
PREPAID EXPENSES                                                        452,335
- -------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                    14,591,514
- -------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT (Note D)                                   1,425,429
- -------------------------------------------------------------------------------

PURCHASED SOFTWARE (Note B(2))                                        4,673,003
- -------------------------------------------------------------------------------

OTHER ASSETS                                                            204,029
- -------------------------------------------------------------------------------
             TOTAL ASSETS                                      $     20,893,975
===============================================================================

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
LOANS PAYABLE - BANK (Note E)                                  $      4,004,514
NOTES PAYABLE - Current (Note F)                                        495,094
NOTES PAYABLE - Affiliate (Note G)                                       56,073
ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note K)                        4,721,090
- -------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                                9,276,771
- -------------------------------------------------------------------------------

NEGATIVE GOODWILL (Note B(2))                                           324,666
- -------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE I)
LONG TERM DEBT(Note F)                                                7,201,138
- -------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note J)
PREFERRED STOCK
Series A, 2500 shares issued and outstanding -
    Liquidation preference $3,012,500                                   250,000
COMMON STOCK
Par value $.10 per share, authorized 20,000,000 shares,
    2,770,180 shares issued and outstanding (a)                         277,018
ADDITIONAL PAID-IN-CAPITAL                                            1,877,631
RETAINED EARNINGS (from June 1, 1993)                                 1,686,751
- -------------------------------------------------------------------------------
             TOTAL STOCKHOLDERS' EQUITY                               4,091,400
- -------------------------------------------------------------------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     20,893,975
===============================================================================

(a) Adjusted for 2-for-1 stock split effected February 12, 1996.

   The accompanying notes to consolidated financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

=======================================================================================================
                                                                             Year Ended January 31,
                                                                               1996             1995
- -------------------------------------------------------------------------------------------------------
NET SALES (Note M)                                                        $  7,733,366     $  5,892,356

COST OF SALES (Note B(4))                                                    4,621,315        4,051,409

- -------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                 3,112,051        1,840,947
- -------------------------------------------------------------------------------------------------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (Note N)                          3,201,627        2,058,095
AMORTIZATION OF NEGATIVE GOODWILL                                              950,868          950,868
- -------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
                  BEFORE INTEREST EXPENSE                                      861,292          733,720
- -------------------------------------------------------------------------------------------------------

INTEREST  EXPENSE, NET                                                         158,339           84,431
- -------------------------------------------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS                                            702,953          649,289
- -------------------------------------------------------------------------------------------------------

LOSS ON DISCONTINUED OPERATIONS                                                                (276,269)
- -------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $  702,953       $  373,020
=======================================================================================================

EARNINGS PER COMMON SHARE (NOTE L)

Earnings from continuing operations                                         $  702,953       $  649,289
Accrued dividends on preferred stock                                          (150,000)        (150,000)
- -------------------------------------------------------------------------------------------------------
Earnings from continuing operations available to common shareholders        $  552,953       $  499,289

Earnings per common share from continuing operations
                - Primary                                                   $     0.21       $     0.24
                - Fully diluted                                             $     0.20       $     0.24
- -------------------------------------------------------------------------------------------------------

Loss from discontinued operations                                                            $  276,269

Loss per common share from discontinued operations
                - Primary                                                                    $     0.13
                - Fully diluted                                                              $     0.13
- -------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                $  702,953       $  373,020

    Earnings per share - Primary                                            $     0.21       $     0.11
                       - Fully Diluted                                      $     0.20       $     0.11
- -------------------------------------------------------------------------------------------------------

    Average shares used in computation - Primary (a)                         2,649,006        2,111,636
                                       - Fully Diluted                       2,798,378        2,111,636
=======================================================================================================

(a)  Adjusted for 2-for-1 stock split effected February 12, 1996.





   The accompanying notes to consolidated financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                        Total
                                    Preferred Stock             Common Stock            Additional      Retained    Stockholders'
                                    Stock    Amount          Stock        Amount      Paid-in-Capital   Earnings       Equity
                                  ----------------------------------------------------------------------------------------------
Balance January 31, 1994           2,500   $   250,000     2,044,138    $   204,414    $   956,884    $   610,778    $ 2,022,076
Issuance of Common Stock:
  Subscriptions                                              500,000         50,000        450,000                       500,000
  Stock Cancellation                                        (152,348)       (15,235)      (613,201)                     (628,436)
  Fractional Shares                                                6              1                                            1
Net Income for Fiscal 1995                                                                                373,020        373,020
                                  ----------------------------------------------------------------------------------------------
Balance January 31, 1995           2,500       250,000     2,391,796        239,180        793,683        983,798      2,266,661

Issuance of Common Stock:
  Subscriptions                                               78,230          7,823        567,177                       575,000
  Stock Options                                              321,602         32,160        300,340                       332,500
  Stock issued in connection
    with RNS Acquisition                                      61,224          6,122        208,164                       214,286
  Stock Cancellation                                         (82,672)        (8,267)         8,267
Net Income for Fiscal 1996                                                                                702,953        702,953
                                  ----------------------------------------------------------------------------------------------

Balance January 31, 1996           2,500   $   250,000     2,770,180    $   277,018    $ 1,877,631    $ 1,686,751    $ 4,091,400
                                  ==============================================================================================

   The accompanying notes to consolidated financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


====================================================================================================================
                                                                                             Year Ended
                                                                                             January 31,
                                                                                      1996                  1995
                                                                                 ---------------------------------
Cash flows from operations:
Net income:                                                                      $   702,953            $  373,020
Adjustments to reconcile net income to cash used in operations:
             Depreciation and amortization                                            70,363                11,656
             Amortization of negative goodwill                                      (950,868)             (950,868)
             Non-cash loss of discontinued operation                                                       197,616
Changes in operating assets and liabilities:
             Decrease in accounts receivable                                          62,982               111,054
             Increase in inventories                                                (811,424)              (11,270)
             Decrease (increase) in prepaid expenses                                (166,650)               29,603
             Decrease in other assets                                                    962                17,863
             Decrease in accounts payable and accrued expenses                        (1,683)             (134,122)
                                                                                 ---------------------------------
Cash used in operations                                                           (1,093,365)             (355,448)
                                                                                 ---------------------------------

Cash flows from investing activities:
Fee paid in connection with RNS acquisition                                         (329,000)
Capital expenditures                                                                 (31,958)               (5,065)
                                                                                 ---------------------------------
Cash used in investing activities                                                   (360,958)               (5,065)
                                                                                 ---------------------------------

Cash flows from financing activities:
Repayments by (advances to) affiliates                                               461,971              (529,610)
Payments on acquisition liabilities                                               (5,269,807)              (95,554)
Stock subscriptions received                                                                               578,500
Proceeds from stock subscription                                                     575,000
Proceeds from stock option excercises                                                332,500
Proceeds from notes receivable                                                     1,009,071
Notes payable, other                                                               1,310,552
Notes payable, affiliates                                                             56,073
Increase (decrease) in advances/payments line of credit, net                       3,344,305               (50,000)
                                                                                 ---------------------------------
Cash provided by (used in) financing activities (Note O)                           1,819,665               (96,664)
                                                                                 ---------------------------------

Increase (decrease) in cash                                                          365,342              (457,177)
Cash at beginning of year                                                             86,518               543,695
                                                                                 ---------------------------------
Cash at end of year                                                              $   451,860            $   86,518
                                                                                 =================================

   The accompanying notes to consolidated financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - The Company, Basis of Presentation and Acquisitions:

         Osicom Technologies, Inc. (the "Company" or "Osicom"), on May 24, 1993 acquired 100% of the outstanding common stock of Meret Optical Communications, Inc. ("Meret"). Since at the time of the acquisition of Meret, the Company had a total of 408,592 shares issued and outstanding, the shareholders of Meret gained voting control of the Company and therefore became the acquiring entity. As a result, Meret is the accounting survivor and reporting successor. The acquisition of Meret by the Company was recorded as a reverse acquisition. As a result of the acquisition of Meret by the Company, Meret changed its accounting year end to January 31 from December 31. All of the Company's operations are conducted in its wholly owned subsidiary Meret.

Acquisitions:

         (1) Dynair Electronics, Inc.

         On June 8, 1995, the Company acquired 100% of Dynair Electronics, Inc. ("Dynair"). Dynair is engaged in the business of designing, manufacturing, marketing and supporting digital and analog switches and routers which are being used by the telecommunications industry to build the next generation of networks to provide video-on-demand and related services.

         The purchase price paid in cash for Dynair was $269,807 which was equal to the audited shareholder's equity of Dynair as of May 31, 1995. In addition, to the above-mentioned consideration, Dynair's Seller is entitled to receive additional cash consideration equal to a percentage of the Net Applicable Sales for each of the five years subsequent to the acquisition date. Such Net Applicable Sales are defined as the total net revenues in excess of $5,000,000 within a post-closing year derived from the sale of Dynair products. The percentage of Net Applicable Sales is determined by the following formula: five percent (5%) plus one and one-fourth percent (1.25%) times each full million dollars ($1,000,000) of Net Applicable Sales for such post closing year.

         (2) Rockwell Network Systems

          On January 31, 1996, Meret, the Company's wholly owned subsidiary, acquired all the assets and assumed certain specified liabilities of Rockwell Network Systems ("RNS") from Rockwell International Corporation ("Seller") for approximately $11 million in cash and notes. In addition, approximately $593,000 in finders fees and fees for providing collateral for the notes issued, was paid with a combination of cash and stock (Note O). $5 million was paid at closing and subsequent to fiscal year, an additional $500,000 was paid. RNS provides high-speed LAN solutions and connections to the extended workgroups and servers in high growth networking (FDDI, Fast Ethernet) markets. In addition, RNS is a leading supplier of remote access router-based technologies for connections to network backbones via public switch facilities (ISDN and analog modems). RNS operates as a division of Meret.

     All assets acquired in this transaction will continue to be used in the conduct of the normal business activities of Meret and RNS. No previous relationship existed between RNS, Seller and the Company, Meret or their officers or directors.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (NOTE B) - Significant Accounting Policies

         (1)      Principles of Consolidation:

         The consolidated balance sheet reflects the accounts of Osicom and its wholly-owned subsidiary Meret, including the RNS division. The consolidated statement of operations for the year ended January 31, 1996 includes the results of operations of Osicom and Meret. The consolidated statement of operations for the year ended January 31, 1995 include the results of operations of Osicom and its subsidiaries, and the discontinued operations of Adtech.

         (2)      Amortization of Intangibles:

         Excess of fair value over cost of net assets acquired (negative goodwill) is amortized over 3 years on a straight-line basis.

         Software assets acquired are amortized over 10 years on a straight-line basis. Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs for computer software that will become an integral part of the Company's products are deferred. The deferred cost is amortized on a straight-line basis over the remaining estimated economic life of the product.

         (3)      Depreciation and Amortization:

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

         (4)      Inventories:

         Inventories, comprised of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

          Raw       Work in     Finished                  Reserve for
       materials    process      goods      Subtotal      obsolescence        Net
       ---------    -------     --------    --------      ------------        ---
      $6,346,050   2,923,884   1,968,983   11,238,917      1,878,349      $9,360,568

         (5)      Per Share Data:

         Earnings (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each year presented. All references in the financial statements to common shares and per share data give effect to the 2:1 split effective February 12, 1996.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (6)      Cash Equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         (7)      Allowance for Doubtful Accounts:

         The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers.

         (8)      Revenue Recognition:

         Revenues are recognized upon shipment of product.

         (9)      Accounting Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

         (10)     Fair Value of Financial Instruments:

         Accounts receivable, accounts payable and accrued expenses carrying value approximates fair value because of the short-term maturity of those instruments. Notes payables are at reasonable interest rates and are believed to be at fair value.

(NOTE C) - Notes Receivable

         Agama, Inc., owed the Company $140,690. The amount is due on demand and accrues interest at 1% over the prime rate.


(NOTE D) - Property and Equipment

         Property and equipment at cost, less accumulated depreciation and amortization, consists of:


             Automobile                               $    31,410
             Plant Equipment                            2,341,510
             Office Furniture and Fixtures                219,040
             Leasehold Improvements                       203,936
                                                      -----------
             Total                                      2,795,896
             Less accumulated depreciation             (1,370,467)
                                                      -----------
                                                      $ 1,425,429
                                                      ===========

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(NOTE E) - Loans Payable - Bank

          At January 31, 1996, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $510,209. The agreement provides for interest at 1% above the bank's base lending rate, which was 9%, at January 31, 1996. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company.

          The highest amount outstanding was $660,209 during Fiscal 1996 and $710,000 during Fiscal 1995. The average amount outstanding was $585,000 during Fiscal 1996 and $710,000 during Fiscal 1995. The weighted average interest rate was 9.9% and 11.0% for Fiscal 1996 and Fiscal 1995.

         On April 14, 1995, Coast Business Credit ("the lender") and Meret entered into an agreement ("the agreement") for a $5 million revolving line of credit collateralized by inventories, receivables and property, plant and equipment. Osicom has guaranteed the debt to the extent of $600,000. The agreement bears interest at 2 1/2% over the prime rate, but in no event less than 8%. Meret paid to the lender a $50,000 origination fee and will pay a $2,500 quarterly facility fee. The Company issued to the lender warrants to purchase 10,000 shares of its common stock exercisable at any time up to 3 years from the date of funding at a price equal to the per share price on the funding date.

         The agreement provides for advances of 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000,000 or 75% of the then outstanding balance related to accounts receivable loan. The proceeds must be used to provide working capital for expansion and for other lawful business purposes. The agreement remains in effect until May 31, 1998 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. On December 4, 1995, the agreement was amended to pay down its inventory loan and the Lender provided a new term loan to Meret in the amount of $915,000 payable $25,500 principal per month, plus interest at 2 1/2% over the prime rate, but in no event less than 8%. In addition, the agreement will remain in effect until November 30, 1998.

         On January 31, 1996, the agreement was amended by increasing the revolving line of credit to $8 million. Meret paid the lender a $30,000 origination fee and the quarterly facility fee was increased to $3,500. The Company issued the lender additional warrants to purchase 40,000 shares of its common stock exercisable at any time up to 3 years from the date of funding at $5 5/16 per share. In addition, the Lender provided an additional term loan to Meret in the amount of $480,000, collateralized by machinery and equipment of RNS. This additional term loan is payable $13,400 per month, plus interest at 2 1/2% over the prime rate, but in no event less than 8%. Lastly, the term of the agreement was extended to February 1, 1999. The Company had outstanding indebtedness under its line of credit of $3,494,305 at January 31, 1996.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(NOTE F) - Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of:

         Promissory Note, RIC                        $ 6,269,487
         Term Notes, Prime + 2.5%                      1,344,000
         Capital lease obligation                         82,745
                                                     -----------
         Total                                         7,696,232
         Less current portion                            495,094
                                                     -----------
                                                     $ 7,201,138
                                                     ===========

         As a result of the acquisition of RNS, a promissory note due to Rockwell International Corporation was issued in the amount of $6,269,487 guaranteed by the Company on behalf of Meret and fully secured by collateral provided by two of the Company's directors. The promissory note is payable six months after the closing date, bearing no interest. Commencing August 1, 1996, the note provides for interest at the rate of prime plus 2% on any unpaid remaining balance. Subsequent to fiscal year end, convertible preferred voting Class B stock was issued to an entity owned by two of the Company's directors to refinance the promissory note. Under FASB No. 6, the promissory note is classified as long-term debt. The face value of the preferred stock is $6,269,487, accrues no dividend, and redeemable by the Company at any time. If not redeemed in two years, the preferred stock will convert into common shares at the option of the holder at current market price.

         In addition, Meret has two term notes with a lender with original amounts of $915,000 and $480,000, on December 4, 1995 and January 31, 1996, respectively. Both notes accrue interest at the rate of prime plus 2%, which was 10% at January 31, 1996 payable monthly. Lastly, principal payments of $25,500 and $13,400, respectively, are payable monthly, and $877,200 is reflected as long-term debt.

The principal payments under notes payable and long-term debt for years ended January 31, 1997 and thereafter are as follows, by year:

           1997                                     $6,764,581 (a)
           1998                                        521,251
           1999                                        410,400
                                                    ----------
                                                     7,696,232
                  Less:  Current installments          495,094
                                                    ==========
            Total                                   $7,201,138
                                                    ==========

(a) Includes refinanced promissory note.

(NOTE G) - Note Payable - Affiliate

         As of January 31, 1996, a net amount of $56,073 was due to an entity owned by two directors of the Company. The amount is due on demand and does not accrue interest.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(NOTE H) - Income Taxes

         The Company recorded no income tax provision for the years ended January 31, 1996 and 1995. A significant portion of the net income reported by the Company for those years arose from the amortization of negative goodwill which is not taxable. In addition, the Company has other temporary differences, primarily depreciation, that can be utilized to offset any remaining taxable income. Both the negative goodwill amortization and the depreciation differences arose out of the Company's acquisitions of Meret and Catel. The Company also has other tax attributes arising from the Meret and Catel acquisitions that could give rise to the recording of deferred tax assets. Upon acquisition, management determined that realization of such benefits was not assured thus, no deferred asset was recorded. At January 31, 1996, management determined that realization of any future benefits is still not assured thus, no deferred tax assets were recorded. The Company believes that any remaining net operating losses incurred by the Company, prior to the acquisitions, available to offset future taxable income, may be severely limited by the provisions of Section 382 of the Internal Revenue Code.

The following is a detail of the significant temporary differences which may give rise to future tax benefits as of January 31, 1996:

          Tax basis of assets acquired                   $ 1,650,000
          Inventory obsolescence                           1,281,000
          Allowance for doubtful accounts                    358,000
          Accrued vacations                                  369,000
                                                         -----------
          Subtotal                                         3,658,000
          Combined Federal and State deferred tax
          benefit assuming 100% realization                1,463,200
          Less reserve                                    (1,463,200)
                                                         -----------
          Net deferred benefit                           $         0
                                                         ===========

At January 31, 1995, Osicom had net operating loss carry forwards of $4,800,000 of which $3,700,000 was subject to annual use limitations of $200,000.

(Note I) - Commitments and Contingencies

         (1) Osicom and its subsidiaries lease a total of 117,400 square feet. Lease terms generally range from month to month to 5 years with options to renew at varying terms.

         (2) Subsequent to the fiscal year end, Meret has agreed to lease a 35,600 square foot building in San Diego, California to consolidate several of its operations and will become Meret's headquarters. The facility is owned by an entity owned by two of the Company's directors. Meret's monthly lease obligations will be at fair market or lower. The lease also contains a purchase option anytime during the lease at cost. The commencement of the lease will be the date of occupancy

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


which is set for June 1, 1996. On April 1, 1996, the Company moved from its former 29,200 square foot facility to a 6,200 square foot office space in Santa Monica, California. Subsequent to fiscal year end, net space leased has declined approximately 23,000 square feet.

Future minimum annual rentals for the Company and its subsidiaries are as follows, by year:

                    1997                              $534,583
                    1998                               492,217
                    1999                               153,152
                    2000                               122,328
                    2001                               122,328
                 Thereafter                             30,582
                                                    ----------
                         Total                      $1,455,190
                                                    ==========

         (3) The Company is party to several lawsuits related to trade claims made by and against the Company. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's former computer business and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Interphase, Inc. sued the Company and Rockwell International Corporation in connection with Osicom's acquisition of RNS. The Company believes the suit is frivolous and without merit. The Company is also indemnified by Rockwell International Corporation against any losses arising from this action. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position and future operations.

         (4) Under the terms of the purchase agreement, the Company is obligated to pay the Seller of Dynair additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from sale of Dynair products, for each of the five years subsequent to the acquisition date. As of January 31, 1996, no liability related to this additional consideration has been incurred.

(NOTE J) - Stockholders' Equity

         (1) The Company has two stock option plans in effect: The 1987 Stock Option Plan and the 1988 Stock Option Plan. The stock options have been made available to certain employees and consultants. All options were granted at not less than fair market value at date of grant.

         (2) Pursuant to the acquisition of RNS, the Company granted 64,000 options at an exercise price of $3.50 per share, 227,600 options at an exercise price of $6.32 per share and agreed to issue 167,238 shares of its common stock to the employees of RNS, conditioned upon their continuous employment by the Company through January 31, 1998. Furthermore, the Company granted 40,000 non-qualified stock options at an exercise price of $3.50 per share to a key employee of RNS, which are immediately exercisable.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         During Fiscal 1996, the following activity occurred:

                                                                                Exercise Price
                                                     -------------------------------------------------------------------
                                                      $1           $1.50      $3.75       $4.50     $5.56        Totals
- ------------------------------------------------------------------------------------------------------------------------
Options Outstanding January 31, 1995                   21,974      26,400     10,350                              58,724
Options Registered June 15, 1995                      189,200      72,800                                        262,000
Options Registered November 22, 1995                  122,000      50,000                86,500      41,500      300,000
                                                     -------------------------------------------------------------------
                                          Subtotal    333,174     149,200     10,350     86,500      41,500      620,724
Options Exercised During the
                Fiscal Year Ended January 31, 1996    294,600      57,200       -          -         18,202      370,002
                                                     -------------------------------------------------------------------
Options not exercised at January 31, 1996              38,574      92,000     10,350     86,500      23,298      250,722
                                                     ===================================================================

Dollar value of options exercised                    $294,600    $ 85,800                    $0    $101,249   $  481,649
Dollar value of options not exercised                  38,574     138,000               389,250     129,595      695,419
                                                     --------------------              ---------------------------------
Total combined value of options                      $333,174    $223,800              $389,250    $230,844    1,177,068
                                                     ====================              =================================

         (2) During Fiscal 1993, in conjunction with the retirement of its Bank debt, the Company issued to its Bank options to purchase 100,000 shares of its common stock at an exercise price of $4.00 per share. This option expires on December 31, 2002. Under a redemption agreement, the Company can redeem the options for $600,000 if redeemed by September 30, 1996, and $1 million thereafter.

         (3) On August 21, 1992, the Company issued 2,500 shares of Series A Convertible Preferred stock in exchange for $2,500,000 of trade debt. The preferred stock was ascribed a value of $250,000 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company after August 21, 1994 at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At January 31, 1996, there was $512,500 of cumulative preferred stock dividends.

(NOTE K) - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                Accounts Payable                    $3,240,641
                Accrued Vacations                      369,207
                Other                                1,111,242
                                                    ==========
                Total                               $4,721,090
                                                    ==========

(NOTE L) - Earnings Per Share Calculation

         Earnings per share were calculated as follows giving effect to accrued preferred share dividends:

                                                                                                 Year Ended January 31,
                                                                                                 ----------------------
                                                                                                 1996            1995
                                                                                                 ----            ----
Net earnings                                                                                  $   702,953    $   373,020
Accrued undeclared dividends                                                                     (150,000)      (150,000)
                                                                                              --------------------------
Earnings used for computation                                                                 $   552,953    $   223,020
                                                                                              ==========================

Weighted average number of shares outstanding                                                   2,630,726      2,111,636

Primary shares issued:
  Shares issuable upon exercise of dilutive warrants and options, net of shares assumed to have been purchased, at the average market price for the period, with
  assumed exercise proceeds                                                                        18,280
                                                                                              --------------------------
Weighted average shares used in computation                                                     2,649,006      2,111,636
Primary earnings per share                                                                    $      0.21    $      0.11
                                                                                              ==========================

Fully diluted shares issued:
  Shares issuable upon exercise of dilutive warrants and options, net of shares assumed to have been purchased, at the market price at the end of the period, with
  assumed exercise proceeds                                                                       167,652
                                                                                              --------------------------
Weighted average shares used in computation                                                     2,798,378      2,111,636
Fully diluted earnings per share                                                              $      0.20    $      0.11
                                                                                              ==========================

(NOTE M) - Largest Customer

         One customer accounted for 14.7% of sales for the year ended
January 31, 1996. No customer accounted for more than 10% of sales for the year ended January 31, 1995. Two customers owed the Company $1,397,000 and $668,000 at January 31, 1996, respectively. The largest customer subsequent to January 31, 1996 has remitted payment in full.

(NOTE N) - Various Expenses

         Research and development expenses were $950,000 and $443,000 for the years ended January 31, 1996 and 1995, respectively.

(NOTE O) - Supplemental Cash Flow Disclosures

         Interest expense approximated interest paid for all years presented.

Summary of non-cash financing and investing activities during Fiscal 1996:

         (1) The Company issued 61,224 shares of common stock and accrued $50,000, payable in cash, in favor of Chrysalis Capital, Inc. as a finder's fee in conjunction with the acquisition of RNS. Subsequent to fiscal year end, the finder's fee of $50,000 was paid.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         (2) As a result of the acquisition of RNS, a note payable due to Rockwell International Corporation was issued in the amount of $6,000,000 payable six months after the closing date with interest. The note payable provided for interest at the rate of prime plus 2%. Subsequently, on March 27, 1996, the note payable was amended to the amount of $6,269,487, bearing no interest.

(NOTE P) - Subsequent Events

         Meret has agreed to lease a 35,600 square foot building in San Diego, California to consolidate several of its operations which will also become Meret's headquarters. Meret's monthly lease obligations will be at fair market or lower. The facility is owned by an entity owned by two of the Company's directors. The lease also contains a purchase option any time during the lease at cost. The commencement of the lease will be the date of occupancy which is set for June 1, 1996.

         On April 1, 1996, the Company moved from its former 29,200 square foot facility to a 6,200 square foot office space in Santa Monica, California. Subsequent to fiscal year end, net space leased has declined approximately 23,000 square feet.

         Subsequent to fiscal year end, the Company issued non-convertible preferred stock in the amount of $6,269,487 to refinance the promissory note issued in conjunction with the RNS acquisition to an entity owned by two of the Company's directors. The entity will indemnify the Company for any non-payment of the promissory note. The preferred stock has no dividends and the Company can redeem the preferred stock for cash at any time or convert it to common stock if not redeemed after two years from date of issuance at current market price.

         In April 1996, the Company issued $2,500,000 of 8% convertible debentures due December 31 1999. The debentures are convertible at $13.50 per share. Should Osicom's stock price fall below $10.75 per share, the Company has the right to buy back the debentures back at 90% of their principal issued amount.

(NOTE Q) - Pro Forma Financial Information (Unaudited)

         The following unaudited pro forma financial information presents the effects of the acquisitions of Dynair and RNS by the registrant as if the acquisitions had been completed as of February 1, 1994. The pro forma adjustments reflects interest on debt not acquired and debt assumed. The pro forma financial information is not necessarily indicative of the results of operations and financial position which will be attained in the future.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            OSICOM TECHNOLOGIES, INC.
                Proforma Condensed Consolidated Income Statements
                       For the Year ended January 31, 1995


                                                  Osicom                                               Pro forma        Pro forma
                                               Consolidated         RNS           Dynair      Ref     adjustments     consolidated
                                               ------------         ---           ------      ---     -----------     ------------
Net sales                                       $5,892,356     $ 8,471,000     $3,438,000                              $17,801,356
Cost of sales                                    4,051,409       4,788,000      1,968,000                               10,807,409
                                                ----------------------------------------------------------------------------------
Gross profit                                     1,840,947       3,683,000      1,470,000                                6,993,947
Selling, general and administrative expenses     2,058,095      10,941,000      2,225,000                               15,224,095
Amortization of negative goodwill                  950,868                                                                 950,868
Interest expense                                    84,431                        148,000  (a)       $    27,000         1,280,431
                                                                                           (b)       $ 1,021,000
                                                ----------------------------------------------------------------------------------

Earnings (loss) from continuing operations         649,289      (7,258,000)      (903,000)            (1,048,000)       (8,559,711)
Loss on discontinued operations                    276,269                                                                 276,269
                                                ----------------------------------------------------------------------------------
NET EARNINGS (LOSS)                             $  373,020     $(7,258,000)    $ (903,000)           $(1,048,000)      $(8,835,980)
                                                ==================================================================================

Weighted average shares used in computation of primary and fully diluted information:                                    2,111,636

Net Earning Per Share
  - Both Primary & Fully Diluted                     $0.11          ($3.44)        ($0.43)                                  ($4.26)

(a) To recognize interest expense for the year on acquisition debt related to the Dynair acquisition.

(b) To recognize interest expense for the year on acquisition debt related to the RNS acquisition.

                       For the Year ended January 31, 1996

                                                                                Dynair
                                                                              Four Months
                                                    Osicom                       Ended              Pro forma         Pro forma
                                                 Consolidated       RNS        31-May-95    Ref     adjustments      consolidated
                                                 ------------       ---       -----------   ---     -----------      ------------
Net sales                                        $7,733,366     $13,805,000   $2,065,133                             $23,603,499
Cost of sales                                     4,621,315       7,953,000    1,115,381                              13,689,696
                                                 -------------------------------------------------------------------------------
Gross profit                                      3,112,051       5,852,000      949,752                               9,913,803
Selling, general and administrative expenses      3,201,627      13,637,000    1,087,320                              17,925,947
Amortization of negative goodwill                   950,868                                                              950,868
Interest expense                                    158,339                       64,222    (a)       $  (64,222)      1,179,339
                                                                                            (b)       $1,021,000
                                                 -------------------------------------------------------------------------------

NET EARNINGS (LOSS)                              $  702,953     $(7,785,000)  $ (201,790)             $ (956,778)    $(8,240,615)
                                                 ===============================================================================

Weighted average shares used in computation of per share information:                               Primary            2,649,006
                                                                                                    Fully diluted      2,798,378
Net Earning Per Share
             - Primary                                $0.21          $(2.94)      $(0.08)                                 $(3.17)
             - Fully diluted                          $0.20          $(2.78)      $(0.07)                                 $(3.00)

(a) To remove interest expense on debt not acquired related to the Dynair acquisition.

(b) To recognize interest expense for the year on acquisition debt related to the RNS acquisition.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(NOTE R) -  Valuation and Qualifying Accounts

         Changes in the inventory obsolescence reserve were as follows:

                                Additions    Additions Not
                    Balance     Charged to    Charged to                        Balance at
                   Beginning    Costs and     Costs and                            End
      Year          of Year      Expenses      Expenses        Deductions        of Year
- ------------------------------------------------------------------------------------------
January 31, 1994   $  752,866                 $1,181,184 (1)    $218,304 (2)    $1,715,746
January 31, 1995   $1,715,746     $59,000                       $336,036 (2)    $1,438,710
January 31, 1996   $1,438,710     $90,639     $  833,000 (1)    $484,000 (2)    $1,878,349

     (1) Additions from acquisitions during the year

     (2) Amounts used during the year charged against reserved accounts

PART II

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth all directors and executive officers of the Company.

         NAME OF INDIVIDUAL         AGE     CAPACITY IN WHICH SERVED
         Par Chadha                 41      Director and Chairman

         Sharon G. Chadha           41      Director and CEO, formerly also
                                            President and CFO

         Dr. Xin Cheng              40      Director, President, and Secretary

         Christopher E. Sue         32      Chief Financial Officer

       PAR CHADHA has been Chairman of the Company since inception in 1981. From January 28, 1995 to July 1995 Mr. Chadha served as a director of Saratoga Brands, a Nasdaq company engaged in production, importation, and distribution of premium cheeses and Italian Foods. Since March 1995, Mr. Chadha is Chairman of Builders Warehouse Association, Inc. a NASDAQ-traded high technology company in video enhancement cards, networks and related products. From September 1993 to November 1993, Mr. Chadha served as a Chairman of the Board and as a Director of Phoenix Laser Systems, Inc., and American Stock Exchange company engaged in developing laser work stations for ophthalmologic applications. Since February 1994, Mr. Chadha has served as President, CEO and Chairman of the Board of Oxford Acquisitions Group, Inc. a publicly held company engaged in seeking potential business acquisitions. Mr. Chadha is also a director and officer of Rand Research Corporation, RII Partners, Inc., and RT Investments, Inc. private companies.

       SHARON CHADHA, Chief Executive Officer since May of 1993 and a director of the Company since 1983. She served as Chief Financial and Accounting Officer of the Company 1983 through January of 1996. She also served s Treasurer and Secretary until August 1988 and June 1993, respectively. Ms. Chadha is a director of Rand Research Corporation, a privately-held company. She is also a director and officer of RT Investments, Inc., a private investment company.

XIN CHENG was appointed Secretary in June of 1993 and President in 1995. He was elected a director of the Company in September 1995. He also serves as President of the Company's wholly-owned subsidiary, Meret Communications, Inc. and is the Chief Technology Officer. Dr. Cheng holds as Ph.D. in electrical engineering from the University of California, Irvine. Since January of 1988, Dr. Cheng has been senior staff scientist of advanced technology, responsible for the design and development of various state-of-the-art fiber products of the Company.

       CHRISTOPHER E. SUE was appointed Chief Financial Officer of the Company in January of 1996. Since 1995, he is also Chief Financial Officer of the Company's primary operating subsidiary, Meret. Prior to joining Meret in 1995, he was Accounting Manager at Haskel International, Inc. from 1993 to 1995. From 1990 to 1993, he was Assistant Controller at Sun Computers, Inc. From 1986-1990, he was with KPMG Peat Marwick in both their audit and management consulting practices. He is a Certified Public Accountant and holds bachelors degrees in Accounting and Information Systems from Biola University.

         OTHER KEY EMPLOYEES OF THE REGISTRANT'S OPERATING SUBSIDIARY INCLUDE:

         NAME OF INDIVIDUAL     CURRENT CAPACITY
         ------------------     ----------------
         Nicholas J. Whelan     Executive Vice President, Meret and
                                General Manager, RNS

         Steven P. Ricca        Director of Engineering - LAN and Remote Access
                                Products

         Ben VanBenthem         Director of Engineering - Switches and Broadband
                                Communications Products

         Frank B. Roys          Director of Marketing

         Arthur Trakas          Director of Sales

         Paul Davis             Manager of Operations - LAN and Remote Access
                                Products

         Richard Wagner         Manager of Operations - Switches and Broadband
                                Communications Products

       NICHOLAS J. WHELAN, Executive Vice President, Meret Communications, Inc. and General Manager of RNS, joined RNS in 1994 to lead the business transition to a mainstream high-growth PC-based market supplier focused on workgroup connectivity. Mr. Whelan has over 20 years of experience in design engineering, product management, marketing and business development in the WAN industry. Prior to his employment at RNS, Mr. Whelan was director of international marketing for Tellabs, where he was responsible for worldwide marketing and business development. Prior to Tellabs, Mr. Whelan served in various management capacities at Case Communications and Netrix Corporation. Mr. Whelan holds a BSEE degree from the University of Limerick in Ireland.

       STEVEN P. RICCA, Director of Engineering - LAN and Remote Access Products, Meret Communications, Inc., joined RNS in 1991 as a principle member, technical staff. In 1991, he was appointed Director of Engineering for RNS. Mr. Ricca has over 14 years of experience in the development of high performance systems and networks. Prior to joining RNS, Mr. Ricca worked at

AT&T Bell Laboratories as chief architect for the Comm View Picture Archive and Communications System (PACS). Mr. Ricca holds a BSEE degree from Rutgers University, and an MSEE degree from Cornell University.

       BEN VANBENTHEM, Director of Product Development - Switches and Broadband Communications Products, Meret Communications, Inc. joined Dynair in 1995. Since 1957, he has been in design and development of large video and data routing systems for commercial, broadcast, and military applications. During the twenty years he was at CBS Laboratories, he designed large broadcast facilities and was a key play in the development of the first Microcam. He was formerly employed as Director of Product Development and Vice President of Engineering at BTS, Inc. and Pesa, Inc. where he was involved in the design and development of large audio, video and data routing systems. He earned a BSEE in the Netherlands. He is the author or several papers on video system design and automation and is a member of the SMPTE.

       FRANK B. ROYS, Director of Marketing, Meret Communications, Inc. Mr. Roys joined RNS in 1994 to lead the development of product line strategies and strengthen the marketing function. Mr. Roys brings more than 20 years of experience in LAN technology to the Company. Prior to joining RNS, Mr. Roys served as technology marketing manager for SynOptics Corporation. Mr. Roys has also served as a regional and national sales manager with other companies. He holds a BA and an MED degree, as well as an MBA from the University of North Florida.

       ARTHUR TRAKAS, Director of Sales, Meret Communications, Inc.. Mr. Trakas joined RNS in 1991 as regional sales manager and was named Director of Sales in August of 1995. Mr. Trakas has over 15 years of sales and management experience, focused primarily on government customers through direct sales, government systems integrators, resellers and distributors. Prior to joining RNS, Mr. Trakas was a regional sales manager at Wang Federal. Mr. Trakas holds a BS degree from Wheeling College.

       PAUL DAVIS, Director of Operations - LAN and Remote Access Products, Meret Communications, Inc. Mr. Davis joined RNS in 1988 and was named Manager of Operations in 1995. Prior to RNS, Mr. Davis was a senior field engineer at Raytheon Service Company. Mr. Davis has over 14 years experience in the manufacturing environment.

       RICHARD WAGNER, Director of Operations - Switches and Broadband Communications Products, Meret Communications, Inc. joined Dynair in 1995. Prior to joining Meret, he was Director of Manufacturing for IRT Corporation. He holds a Bachelor of Science Degree in Business Administration and Management from the University of Phoenix and was in the United States Navy.

PART III.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation, including bonus, paid or accrued during the fiscal years ended January 31, 1996, 1995 and 1994, to each of its executive officers whose aggregate cash compensation exceeded $100,000 and for all executive officers of the company as a group.

NAME OF INDIVIDUAL     CAPACITIES IN WHICH SERVED      YEAR           CASH
                                                                   COMPENSATION
SHARON G. CHADHA       CEO, President, CFO             1996         $      0
                       CEO, President, CFO             1995         $      0
                       Secretary, CFO                  1994         $120,000

PART III

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The following table sets forth, as of April 12, 1996, the number of shares owned beneficially to the knowledge of the Company be each beneficial owner of more than 5% of the common stock, by each director and nominee of the company, and by all directors and officers of the company as a group:

NAME AND ADDRESS                                         AMOUNT AND NATURE OF       PERCENT
OF BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP      OF CLASS
PAR CHADHA                                                    672,950*                24.3%
15332 Antioch Street
Pacific Palisades, CA 90272

SHARON G. CHADHA                                              614,764*                22.2%
15332 Antioch Street
Pacific Palisades,  CA  90272

RAND RESEARCH CORPORATION                                     585,858**               21.1%
2250 East Tropicana Avenue
Las Vegas, NV  89119

All officers and directors as a group (two persons)           701,858*                25.3%

*  Includes 585,858 shares beneficially owned from Rand Research Corporation.

** 75,000 shares are beneficially owned with an unaffiliated party.

PART III.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On May 31, 1993, the Company acquired 100% of the common stock of Meret Optical communications, Inc. ("Meret). Meret was acquired from Rand Research corporation ("Rand"), a related party. The Company issued 740,248 shares of its common stock to Rand in exchange for the stock of Meret. An additional 70,610 shares were issued as an adjustment to the original shares issued as a result of the final audited acquisition balance sheet of Meret. As additional consideration, Rand and its affiliates were to receive earn-out common shares of the Company equal to the pre-tax profit. The transaction is an affiliated transaction in that Rand is wholly-owned by two directors of the Company. The transaction was accounted for as an exchange between entities under common control. See Note A to the Consolidated Financial Statements.

       On January 31, 1996, the Company acquired Rockwell Network Systems ("RNS"), a division of Rockwell International Corporation, for cash and a note to seller. Certain companies owned by the controlling shareholders guaranteed the payment of the note to seller. In exchange for guaranteeing this note, the Company paid $329,000 to the guarantors.

       Subsequent to Fiscal 1996, Meret has agreed to lease a 35,600 square foot facility in San Diego, California to consolidate several of its operations and will become Meret's headquarters. The facility is owned by an entity, wholly-owned by two directors of the Company. The monthly lease obligations will be at fair market or lower. The lease also contains a purchase option anytime during the lease at cost. The commencement of the lease will be the date of occupancy which is set for June 1, 1996.

       Subsequent to Fiscal 1996, the Company issued $6,269,487 of convertible voting class B preferred stock to R T Investments, Inc. ("RT") an entity wholly-owned by two directors of the Company in order to refinance the promissory note issued in conjunction with the RNS acquisition. RT indemnifies the Company for any non-payment of the promissory note. The preferred stock has no dividends and the Company may redeem the preferred stock for cash at any time or convert it to common stock if not redeemed after two years from date of issuance at current market price.

PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

             (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.    Description of Exhibit                                                Notes
- -----------    ----------------------                                                -----
3.1            Restated Certificate of Incorporation of Registrant, dated June
               14, 1988. (Incorporated herein by reference to Exhibit A to
               Registrant's Quarterly Report for the Quarter Ended July 31, 1988
               (File No. 0-15810)

3.2            Amended and Restated By-Laws, amended as of April 13, 1988, of
               Registrant (Incorporated herein by reference to Exhibit 3(b) to Registrant's 1988 Form 10K-Annual

3.3            Series A Preferred Stock Certificate of Designation dated August         1
               21, 1992

4.1            Stock Option Agreement by and between Osicom Technologies, Inc.
               and United Jersey Bank dated as of February 28, 1991                     1

4.2 Registrant Incentive Stock Option Plan adopted January 30, 1987 as amended (Amendments adopted April 13, 1988). (Incorporated herein by reference to Registrant's Proxy Statement dated August
               18, 1989 (File No. 0-15810)

4.3 Registrant's 1988 Stock Option Plan (Incorporated herein by reference as Exhibit A to Registrant's Proxy Statement dated May
               13, 1988 filed with the securities and Exchange commission

4.4            Exchange of Debt and Demand registration Statement dated August          1
               21, 1992

10.1 Acquisition agreement of Adtech Micro Systems, Inc. incorporated by reference from form 8K dated June 16, 1994

10.2           Purchase agreement between Osicom and Stratuslink NA, Inc. dated
               November 19, 1994

10.3           Warrant Agreement for Stratuslink                                        2

10.4           Agreements for Coast Business Credit, line of credit dated May
               26, 1995

10.5           Agreement to purchase Dynair

10.6           Agreement to purchase the assets of RNS

10.7           Modification of the Credit Agreement with Coast Business Credit          3

16.1 Letter regarding change in certifying accountant incorporated by reference to form 8K dated February 2, 1995

21             List of Subsidiaries

Notes

1. Incorporated by reference to the registrant's form 10-K for the Fiscal year ended January 31, 1993

2. Incorporated by reference to the registrant's form 10-K for the Fiscal year ended January 31, 1995

3. Filed herewith


PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          (B)  REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED
               JANUARY 31, 1996

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reports to signed on its behalf the undersigned thereunto duly authorized.

                            OSICOM TECHNOLOGIES, INC.

                                 By: /s/Christopher E. Sue
                                     ---------------------
                                        Christopher E. Sue
                                        Chief Financial Officer

Date:    April 16, 1996

         Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:      /s/Sharon Gill Chadha                          Date:    April 16, 1996
         ---------------------
         Sharon Gill Chadha
         Chief Executive Officer

By:      /s/Par Chadha                                  Date:    April 16, 1996
         ---------------------
         Par Chadha
         Chairman and Director

By:      /s/Xin Cheng                                   Date:    April 16, 1996
         ---------------------
         Xin Cheng
         President and Director