Form 10QSB
period 1996-04-30
OSICOM TECHNOLOGIES INC
filed 1996-05-30
CIK 812491

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended April 30, 1996


/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-15810

                            OSICOM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                       NEW JERSEY                                                22-2367234
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer identification no.)

            2800 28th St., Suite 100, Santa Monica, California 90405
                    (Address of principal executive offices)

                                 (310) 828-7496
                           (Issuer's telephone number)

                        ---------------------------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



  Number of shares outstanding of each of the issuer's classes of common equity as of April 30,1996

           Title of Each Class                   Number of Shares Outstanding
  Common Stock, $.10 par value per share                   3,056,174

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Unaudited Balance Sheet at April 30, 1996                                                  3

                  Consolidated Unaudited Statements of Operations for the Three Months
                    Ended April 30, 1996 and 1995                                                                         4

                  Consolidated Unaudited Statements of Cash Flows for the Three Months Ended
                     April 30, 1996 and 1995                                                                              5

                  Notes to Consolidated Unaudited Financial Statements                                                 6-13

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       14-15

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                       16

Signature                                                                                                                17

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED BALANCE SHEET

                                                                  April 30, 1996

ASSETS
- - ------

CASH                                                                                  $    970,917
ACCOUNTS RECEIVABLE                                                                      4,796,382
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                           (376,639)
NOTES RECEIVABLE (Note C)                                                                  143,190
INVENTORIES  (Note B(4))                                                                 9,749,207
PREPAID EXPENSES                                                                           557,285
- - --------------------------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                                       15,840,342
- - --------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Note D)                                                     3,519,905
- - --------------------------------------------------------------------------------------------------

PURCHASED SOFTWARE, NET (Note E)                                                         4,556,177
- - --------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                               262,336
- - --------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                             $ 24,178,760
==================================================================================================

LIABILITIES and STOCKHOLDERS' EQUITY
- - ------------------------------------

LIABILITIES
- - -----------
LOAN PAYABLE - BANK (Note F)                                                          $  2,794,245
NOTES PAYABLE - Current (Note G)                                                           500,047
NOTES PAYABLE - Affiliate (Note H)                                                       1,149,101
ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note L)                                           5,188,864
- - --------------------------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                                                   9,632,257
- - --------------------------------------------------------------------------------------------------

NEGATIVE GOODWILL (Note B(2))                                                               86,949
- - --------------------------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES (NOTE J)
LONG TERM DEBT (Note G)                                                                  3,318,059
- - --------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note K)
- - --------------------
PREFERRED STOCK
Series A, 2500 shares issued and outstanding - Liquidation preference 3,050,000            250,000
Series B, 5,269 shares issued and outstanding - Liquidation preference 5,269,487         5,269,487

COMMON STOCK
Par value $.10 per share, authorized 20,000,000 shares,
3,056,174 shares issued and outstanding                                                    305,618
ADDITIONAL PAID-IN-CAPITAL                                                               3,380,849
RETAINED EARNINGS                                                                        1,935,541
- - --------------------------------------------------------------------------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                                 11,141,495
- - --------------------------------------------------------------------------------------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 24,178,760
==================================================================================================


      The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                                                  Three Months Ended
                                                                                       April 30,
                                                                                 1996             1995
- - ----------------------------------------------------------------------------------------------------------

NET SALES                                                                    $  6,069,879     $  1,174,507

COST OF SALES                                                                   3,363,755          699,695

- - ----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                    2,706,124          474,812
- - ----------------------------------------------------------------------------------------------------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                      2,555,766          553,551
- - ----------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS
    BEFORE AMORTIZATION OF NEGATIVE GOODWILL                                      150,358          (78,739)
- - ----------------------------------------------------------------------------------------------------------

AMORTIZATION OF NEGATIVE GOODWILL                                                 237,717          237,717
- - ----------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                          388,075          158,978
- - ----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE                                                                  139,285           17,000
- - ----------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $  248,790       $  141,978
==========================================================================================================


EARNINGS PER COMMON SHARE (Note M)
    Earnings per share                                - Primary (a)            $     0.07       $     0.04
                                                      - Fully Diluted          $     0.06         N/A
- - ----------------------------------------------------------------------------------------------------------

    Weighted average shares used in computation       - Primary (a)             3,198,306        2,391,796
                                                      - Fully Diluted           3,266,667         N/A
==========================================================================================================

(a) Adjusted for 2-for-1 stock split effected February 12, 1996.




      The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    April 30,
                                                              1996            1995
- - ------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS                                $  (101,759)     $(204,622)
- - ------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Product enhancement costs (Notes B(2) and D)              (403,694)
   Capital expenditures                                    (1,781,428)        (3,397)
- - ------------------------------------------------------------------------------------
                                                           (2,185,122)        (3,397)
- - ------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of bank loan, net                            (1,336,453)       (50,000)
   Increase in notes payable - affiliates                   1,093,028
   Notes payable, other                                     1,331,000
   Proceeds from note receivable-net                                         357,053
   Proceeds from issuance of convertible debentures         2,464,363
   Redemption of preferred stock                           (1,000,000)
   Proceeds from stock option exercises                       254,000

- - ------------------------------------------------------------------------------------
 NET CASH FLOWS FROM FINANCING ACTIVITIES                   2,805,938        307,053
- - ------------------------------------------------------------------------------------


NET (DECREASE) INCREASE IN CASH                               519,057         99,034

CASH AT BEGINNING OF PERIOD                                   451,860         86,518
- - ------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                     $   970,917      $ 185,552
====================================================================================


      The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


(NOTE A) - The Company, Basis of Presentation and Acquisitions

         The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997. These statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1996.

(NOTE B) - Significant Accounting Policies

         (1)  Principles of Consolidation:

         The balance sheet reflects the accounts of Osicom and its wholly-owned subsidiary Meret, including its RNS division. The consolidated unaudited statements of operations for the three months ended April 30, 1996 include the results of operations of Osicom and Meret, including its RNS division. The consolidated unaudited statements of operations for the three months ended April 30, 1995 include the results of operations of Osicom and Meret, and does not include results of operations of Meret's RNS division or Dynair Electronics, Inc. which were both acquired subsequent to April 30, 1995.

         (2)  Amortization of Intangibles:

         Excess of fair value over cost of net assets acquired (negative goodwill) is amortized over 3 years on a straight-line basis.

         Software assets acquired are amortized over 10 years on a straight-line basis. Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with FASB 2. The deferred cost is amortized on a straight-line basis over the remaining estimated economic life of the product.

         (3)  Depreciation and Amortization:

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Depreciation of land and building is computed using the straight-line method over 39 years.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


         (4)  Inventories:

         Inventories, comprised of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

         Raw         Work in     Finished                    Reserve for
      materials      process       goods       Subtotal      obsolescence       Net
      ---------      -------     --------      --------      ------------       ---
     $ 7,116,994    2,651,451    2,038,725    11,807,170       2,057,963     $9,749,207

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

(NOTE C) - Notes Receivable

         Agama, Inc., owed the Company $140,690. The amount is due on demand accrues interest at 1% over the prime rate.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


(NOTE D) - Property and Equipment

Property and equipment at cost, less accumulated depreciation and amortization, consists of:

             Automobile                          $     31,410
             Plant Equipment                        1,538,350
             Office Furniture and Fixtures          1,022,129
             Leasehold Improvements                   206,085
             Land and Building                      1,779,350
             Product Enhancement Costs                403,694
                                                 ------------
             Total                                  4,981,018
             Less accumulated depreciation          1,461,113
                                                 ------------
                                                 $  3,519,905
                                                 ============

(NOTE E) - Purchased Software

         The Company has acquired software assets in connection with the acquisition of the RNS division of Meret. Accumulated amortization was $116,826 as of April 30, 1996.

(NOTE F) - Loan Payable - Bank

          At April 30, 1996, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $460,209. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.25%, at April 30, 1996. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company.

         In addition, the Company's wholly-owned subsidiary, Meret, had outstanding indebtedness under its $8 million line of credit with a bank of $2,334,036 at April 30, 1996. The line of credit is collateralized by accounts receivable, inventory and property, plant and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $1,000,000. This line of credit provides for interest at prime plus 2.5% which was 10.75%, at April 30, 1996.

(NOTE G) - Notes Payable and Long Term Debt

Notes payable and long term debt consisted of:

             8.95% Notes Payable                  $ 1,331,000
             10.75% Term Notes Payable              1,227,300
             8% Convertible Debentures              1,186,545
             Capital Lease Obligation                  73,261
                                                  -----------
                            Total                   3,818,106
             Less: Current Portion                    500,047
                                                  -----------
                                                  $ 3,318,059
                                                  ===========

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


         On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779,350 paid in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331,000, amortized over 30 years with an adjustable interest rate of 5.50% over the LIBOR rate, with an initial rate of 8.95% for the initial six months.

         In addition, Meret has term loans outstanding of $1,227,300. The term loans are collateralized by machinery and equipment and bears interest at prime plus 2.5%, which was 10.75% at April 30, 1996. Combined monthly principal payments of $38,900 per month and $760,500 is reflected as long-term debt.

         During the fiscal quarter ended April 30, 1996, the Company received net proceeds of $2,464,363 from placement of convertible debentures to unaffiliated parties. As of April 30, 1996, $1,186,545 was still outstanding. The debentures mature on December 31, 1999 and accrue interest at 8% with various commencement dates.

The principal payments under notes payable and long-term debt for years ended January 31, and thereafter are as follows, by year:

             1997                                 $   373,863
             1998                                     527,839
             1999                                     417,747
             2000                                       8,193
             2001                                       8,708
             Thereafter                             2,481,756
                                                  -----------
                                         Total      3,818,106
             Less: Current Portion                    500,047
                                                  -----------
                                                  $ 3,318,059
                                                  ===========


(NOTE H) - Note Payable - Affiliate

         As of April 30, 1996, a net amount of $1,149,101 was due to an entity owned by two directors of the Company. The amount is due on demand and does not accrue interest.

(NOTE I) - Income Taxes

         The Company recorded no income tax provision for the three months ended April 30, 1996 and 1995. A significant portion of the net income reported by the Company for those periods arose from the amortization of negative goodwill which is not taxable. In addition, the Company has other temporary differences, primarily depreciation, that can be utilized to offset any remaining taxable income. Both the negative goodwill amortization and the depreciation differences arose out of the Company's acquisitions of Meret and Catel. The Company also has other tax attributes arising from the Meret and Catel acquisitions that could give rise to the recording of deferred tax assets. Upon acquisition, management determined that realization of

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


such benefits was not assured thus, no deferred asset was recorded. At April 30, 1996, management determined that realization of any future benefits is still not assured thus, no deferred tax assets were recorded. The Company believes that any remaining net operating losses incurred by the Company, prior to the acquisitions, available to offset future taxable income, may be severely limited by the provisions of Section 382 of the Internal Revenue Code.

(Note J) - Commitments and Contingencies

         (1) Osicom and its subsidiary lease a total of 117,400 square feet. Lease terms generally range from month to month to 5 years with options to renew at varying terms.

Future minimum annual rentals for the Company and its subsidiaries are as follows:

                 Period ended
                  January 31,               Net Rent
                  -----------               --------
                     1997                  $  478,583
                     1998                     492,217
                     1999                     153,152
                     2000                     122,328
                     2001                     122,328
                  Thereafter                   30,582
                                           ----------
                         Total             $1,399,190
                                           ==========

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

         (3) Under the terms of the purchase agreement, the Company is obligated to pay the Seller of Dynair additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from sale of Dynair products, for each of the five years subsequent to the acquisition date. As of April 30, 1996, no liability related to this additional consideration has been incurred.

         (4) In February 1996, the Company issued convertible preferred stock in the amount of $6,269,487 to refinance the promissory note issued in conjunction with the RNS acquisition to

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


an entity owned by two of the Company's directors. The entity has assumed the promissory note as the primary obligor and indemnified the Company (See Note K(5)).


(NOTE K) - Stockholders' Equity

         (1) The Company has two stock option plans in effect: The 1987 Stock Option Plan and the 1988 Stock Option Plan. The stock options have been made available to certain employees and consultants. All options were granted at not less than fair market value at date of grant.

         (2) Pursuant to the acquisition of RNS, the Company granted 64,000 options at an exercise price of $3.50 per share, 227,600 options at an exercise price of $6.32 per share and agreed to issue 167,238 shares of its common stock to the employees of RNS, conditioned upon their continuous employment by the Company through January 31, 1998. Furthermore, the Company granted 40,000 non-qualified stock options at an exercise price of $3.50 per share to a key employee of RNS, which are immediately exercisable. All the options were granted at or above the market price of the Company's common stock.

         (3) During Fiscal 1993, in conjunction with the retirement of its United Jersey Bank debt, the Company issued United Jersey Bank options to purchase 100,000 shares of its common stock at an exercise price of $4.00 per share. This option expires on December 31, 2002. Under a redemption agreement, the Company can redeem the options for $600,000 if redeemed by September 30, 1996, and $1 million thereafter.

         (4) On August 21, 1992, the Company issued 2,500 shares of Series A Convertible Preferred stock in exchange for $2,500,000 of trade debt. The preferred stock was ascribed a value of $250,000 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At April 30, 1996, there was $550,000 of cumulative preferred stock dividends.

         (5) In February 1996, the Company issued convertible preferred stock in the amount of $6,269,487 to refinance the promissory note issued in conjunction with the RNS acquisition to an entity owned by two of the Company's directors. The entity also indemnified the Company for any non-performance. The preferred stock has no dividends and the Company can redeem the preferred stock for cash at any time or convert it to common stock if not redeemed after two years from the date of issuance at the current market price. As of April 30, 1996, the Company has redeemed $1,000,000 of the preferred stock.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


(NOTE L) - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

            Accounts Payable                 $3,702,967
            Accrued Vacations                   377,325
            Accrued Warranty Reserve            236,947
            Other                               871,625
                                             ----------
            Total                            $5,188,864
                                             ==========


(NOTE M) - Earnings Per Share Calculation

         Earnings per share were calculated as follows, giving effect to accrued preferred share dividends:

                                                                                               Three months ended April 30,
                                                                                               ----------------------------
                                                                                                 1996                 1995
                                                                                                 ----                 ----
Net earnings                                                                                  $  248,790           $  141,978
Accrued undeclared dividends                                                                      37,500               37,500
                                                                                              -------------------------------
Earnings used for computation                                                                 $  211,290           $  104,478
                                                                                              ===============================

Weighted average number of shares outstanding                                                  3,133,675            2,391,796

Primary shares issued:
  Shares issuable upon exercise of dilutive warrants and options, net of shares assumed to have been purchased, at the average market price for the period, with
  assumed exercise proceeds.                                                                      64,631

                                                                                              -------------------------------
Weighted average shares used in computation                                                    3,198,306            2,391,796
Primary earnings per share                                                                    $     0.07           $     0.04
                                                                                              ===============================


Fully diluted shares issued:
  Shares issuable upon exercise of dilutive warrants and options, net of shares assumed to have been purchased, at the market price at the end of the period, with
  assumed exercise proceeds.                                                                     132,992

                                                                                              -------------------------------
Weighted average shares used in computation                                                    3,266,667                  N/A
Fully diluted earnings per share                                                              $     0.06                  N/A
                                                                                              ===============================


For the three months ended April 30, 1995, earnings per share has been computed on a primary basis only as the result of the fully diluted calculation is anti-dilutive.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


(NOTE N) - Supplemental Cash Flow Disclosures

         Interest expense approximated interest paid of $142,000 and $17,000 for the three-month periods ended April 30, 1996 and 1995.

Summary of non-cash financing and investing activities during the three months ended April 30, 1996:

         (1) The Company issued 35,328 shares of common stock in an exercise of a stock options.

         (2) As of April 30, 1996, $1,277,818 of the 8% convertible debentures were retired by issuance of 166,666 shares of common stock.

         There were no non-cash financing and investing activities during the three months ended April 30, 1995.


(NOTE O) - Subsequent Events

         In May 1996, the Company received net proceeds of $4,738,000 of 8% convertible debentures due December 31, 1999. The debentures are convertible at $13.75 per share or market price. Should the Company's stock price fall below $10.50 per share the holders cannot convert the debentures. The Company has the right to buy back the debentures back at a premium of 15%.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

         Results of operations for the three months ended April 30, 1996 include the operations of Osicom and its wholly-owned subsidiary Meret and include the results of Dynair and RNS. Results of operations for the three months ended April 30, 1995 include the operations of Osicom and its wholly-owned subsidiary Meret, but do not include the operations of Dynair or RNS, which were acquired subsequent to the period.
         Consolidated net sales increased by 417% to $6,069,900 from $1,174,500, due to the acquisitions of Dynair and RNS.
         Consolidated gross profit increased by 470% to $2,706,100 from $474,800, due to the increase in net sales, related to the acquisitions. Gross margins increased to 45% from 40% due to the higher gross margins achieved in the switching, fast networking and remote access product lines provided by Dynair and RNS as well as the consolidation of certain manufacturing expenses.
         Selling, general and administrative expenses increased to $2,555,800 from $553,600, a decrease as a percentage of sales from 47% to 42%. Amortization of negative goodwill of $237,700 was consistent with the previous year's three months ended April 30, however, as a percentage of sales amortization of negative goodwill for the period was 4% versus 20% last year.
         Net interest expense incurred increased to $139,300 from $17,000 due to the borrowings against the working capital line to fund the increased level of business and the acquisition of RNS, which was financed in part by $3.5 million of bank debt.
         Consolidated income from operations increased 144% to $388,100 as compared to $159,000. As a percentage of sales, consolidated income from operations decreased to 6% from 14%. Consolidated net income increased 75% to $248,800 from $142,000. As a percentage of sales, consolidated net income decreased to 4% from 12%.
         Due to the offsetting of non-current assets against negative goodwill in the Meret and Catel acquisitions, as required by generally accepted accounting principles, productive fixed assets which cost $6.1 million and with a net book value of approximately $1,900,000 at acquisition, have not been recorded. Accordingly, there is no depreciation charge to operations for these assets which are used in the operations of Meret and Catel.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $970,900 and working capital of $6,213,000 at the period ended April 30, 1996, which management believes is adequate to meet its planned level of growth.
         Operations of the Company consumed cash of approximately $101,800 as compared to $204,600 for the three months ended April 30, 1995. Cash flows from financing activities for the three months ended April 30, 1996 and 1995 provided $2,805,900 and $307,100, respectively. During the three months ended April 30, 1996, the Company paid $50,000 against the Banca de Roma bank loan, and paid down a net amount of $1,286,500 against the credit line. In addition, the Company received $2,464,400 in net proceeds from the issuance of convertible debentures.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the three months ended April 30, 1996, the Company redeemed $1,000,000 of the series B preferred stock. Capital expenditures were $2,185,100 and $3,400, for the three months ended April 30, 1996 and 1995, respectively. In March 1996, The Company's wholly-owned subsidiary, Meret, purchased land and building in San Diego, California for $1,779,350 which will be Meret's corporate headquarters and manufacturing facility.
         Management believes that the Company has sufficient working capital to meet the needs of the current level of operations. Management is implementing plans which it believes will enable the Company to internally generate funds for its current operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company, however, is actively seeking acquisitions and anticipates that it will require additional capital in order to fund any acquisitions or substantial growth in its current business and no assurances can be given that sufficient capital will be available when needed.

OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note J(2) in the "Notes to Consolidated Unaudited Financial Statements" herein.

Item 6.    Exhibits and Reports on Form 8-K

           April 12, 1996 - Financial Statements of RNS

                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.



                                              OSICOM TECHNOLOGIES, INC.
                                                     (Registrant)




Date: May 30, 1996

                                       By:    /s/ Christopher E. Sue
                                          --------------------------------------
                                                      Christopher E. Sue
                                                      Chief Financial Officer