Form 10QSB
period 1996-10-31
OSICOM TECHNOLOGIES INC
filed 1996-12-06
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File number: 1-15810

                           OSICOM TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

                New Jersey                              22-2367234
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)              Identification Number)

                          2800 28th Avenue, Suite 100
                            Santa Monica, California
                                     90405
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.10 par value per share, Outstanding: 9,994,094 Shares at December 1, 1996.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     -------
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Unaudited Balance Sheet at October 31, 1996                                        3
          Consolidated Unaudited Statements of Income (Loss) for the three and nine months ended
              October 31, 1996 and 1995                                                                   4

          Consolidated Unaudited Statements of Cash Flows for the nine months ended
                    October 31, 1996 and 1995                                                             5

                  Notes to Consolidated Financial Statements                                            6-26

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                 27-29

PART II:  OTHER INFORMATION                                                                              30

ITEM 1:   LEGAL PROCEEDINGS
ITEM 2:   CHANGES IN SECURITIES
ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS
ITEM 5:   OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                                                31

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

                                                                                        October 31, 1996
===========================================================================================================
ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                $         9,224
  Receivables, net of reserve for bad debts $1,147                                             18,059
  Inventory (Notes B, E and F)                                                                 24,720
  Other receivables (Notes C and O)                                                             1,887
  Prepaid expenses and other current assets                                                     1,499
  Marketable securities, less allowance for unrealized losses (Note O)                             62
-----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                                       55,451
-----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET  (Notes B, D, E and F)                                             15,098
-----------------------------------------------------------------------------------------------------------

OTHER ASSETS
  Purchased technology, net (Notes A and B)                                                     8,711
  Excess of cost over net assets acquired, less accumulated amortization (Notes A and B)        3,097
  Other assets                                                                                  2,242
-----------------------------------------------------------------------------------------------------------
    TOTAL OTHER ASSETS                                                                         14,050
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $        84,599
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt (Note E)                                                            $        14,553
  Current maturities of long term debt (Note F)                                                 1,508
  Accounts payable                                                                             17,797
  Accrued liabilities                                                                           6,680
  Dividend payable (Note A)                                                                     1,032
  Income taxes payable                                                                            309
-----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                                  41,879
-----------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations (Note F)                                           4,246
Deferred income taxes (Note M)                                                                    248
Other liabilities                                                                                  87
-----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                          46,460
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes A, H, and I)                                               1,993

STOCKHOLDERS' EQUITY (Note J)
  Preferred stock, $.01 par value; cumulative dividends; 202,317 shares issued
    and outstanding; $24,638,560 liquidation preference                                             2
  Common stock, $.10 par value; 20,000,000 shares authorized; 9,671,550 shares
    issued and 9,668,766 shares outstanding                                                       967
  Additional paid-in capital                                                                   45,809
  Retained earnings (deficit)                                                                 (10,455)
  Treasury stock, 2,784 shares, at cost                                                          (177)
-----------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                                 36,146
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $        84,599
===========================================================================================================

See accompanying notes.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)
===============================================================================================================
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          OCTOBER 31                      OCTOBER 31
                                               ------------------------------  -------------------------------
                                                    1996            1995            1996             1995
--------------------------------------------------------------------------------------------------------------
NET SALES                                    $        33,320 $         8,943 $        78,716  $        25,603

COST OF SALES                                         22,965           5,581          54,985           16,332

--------------------------------------------------------------------------------------------------------------
    GROSS MARGIN                                      10,355           3,362          23,731            9,271
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative                  6,508           2,447          16,335            6,762
  Engineering                                          2,218             692           4,944            2,413
  Purchased research and development (Note A)              0               0           9,672                0
  Acquisition and restructure costs                        0               0           1,116                0
--------------------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                           8,726           3,139          32,067            9,175
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                          1,629             223          (8,336)              96
--------------------------------------------------------------------------------------------------------------

OTHER EXPENSES, NET                                      192              94             831              437
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                      1,437             129          (9,167)            (341)

PROVISION FOR INCOME TAXES (Note M)                      105               9             230               10
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $         1,332 $           120 $        (9,397) $          (351)
===============================================================================================================

INCOME (LOSS) PER COMMON SHARE (Note N)

  ACCRUED UNDECLARED DIVIDENDS                            38              38             113              113

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES                           $         1,294 $            82 $        (9,510) $          (464)
===============================================================================================================


  PRIMARY
    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING  (RESTATED)                      9,469,660       4,565,898       7,185,382        3,538,767

    NET INCOME (LOSS) PER COMMON SHARE:      $          0.14 $          0.02 $         (1.32) $         (0.13)
===============================================================================================================

  FULLY DILUTED
    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING  (RESTATED)                     10,116,627       4,565,898           n/a              n/a

    NET INCOME (LOSS) PER COMMON SHARE:      $          0.13 $          0.02 $         n/a    $         n/a
===============================================================================================================

See accompanying notes.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
===============================================================================================
                                                                       NINE MONTHS ENDED
                                                                           OCTOBER 31
                                                                   ---------------------------
                                                                     1996           1995
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $          582 $      (1,534)
----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (5,177)         (150)
   Product enhancement costs (Notes B and D)                           (1,370)         (325)
   Net increase in other receivables                                   (1,471)            0
   Cash outlays for acquired companies in excess of cash acquired
      cash acquired                                                   (16,641)            0
   Other assets                                                          (435)            0
----------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                           (25,094)         (475)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES (Notes A and Q):
   Proceeds from issuance of convertible debentures                    16,828             0
   Proceeds from issuance of convertible preferred stock               19,231             0
   Redemption of preferred stock                                       (6,269)            0
   Proceeds from issuance of common stock                                   0           260
   Proceeds from stock option exercises                                   378           175
   Stock issuance costs                                                    (8)          (16)
   Proceeds from capital contributions (Note K)                             0           100
   Notes payable issued net of payments                                 2,000         2,537
   Repayment of capitalized leases                                       (194)          (31)
   Net proceeds (repayments) of short term bank loans                     909          (270)
----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        32,875         2,755
----------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   8,363           746

CASH  AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          861          (138)
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $        9,224 $         608
===============================================================================================

See accompanying notes.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets transmission, networking, remote access and connectivity products for use in local area networks, wide area networks and broadband global networks. The Company's products include remote access products, routers, concentrators, hubs and switches, high-performance network adapters, multi-function servers, network printer servers, frame relay encryption devices, video switches and routers, a family of products to build broadcast systems over copper, fiber optic or wireless transmission, products and products using Phase-Locked Loop, direct analog, and direct digital RF synthesis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         Dollar amounts in tables following are in thousands, except for per share and share amounts.


A.       THE COMPANY, BASIS OF PRESENTATION, ACQUISITIONS, AND DISCONTINUED
         OPERATIONS

         The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months and nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997. These statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1996 and the consolidated audited financial statements and notes thereto included in Builders Warehouse Association, Inc.'s ("BW") annual report on Form 10-KSB for the year ended May 31, 1996.


         ROCKWELL NETWORK SYSTEMS - On January 31, 1996, Meret Communications, Inc. ("Meret"), a wholly owned subsidiary, acquired all the assets and assumed certain specified liabilities of Rockwell Network Systems ("RNS") from Rockwell International Corporation ("Seller") for approximately $11 million in cash and notes. In addition, approximately $593,000 in finders fees and fees for providing collateral for the notes issued, was paid with a combination of cash and stock. RNS provides high-speed LAN solutions and connections to the extended workgroups and servers in high growth networking (FDDI, Fast Ethernet) markets. In addition, RNS is a leading supplier of remote access router-based technologies for connections to network backbones via public switch facilities (ISDN and analog modems). RNS operates as a division of Meret.

         DIGITAL PRODUCTS, INC. - In September 1996, the Company acquired Digital Products, Inc. ("DPI") through a merger with a newly-formed subsidiary DPI Acquisition Corp. for the Company's common stock valued at $5 million less agreed upon merger expenses of DPI and DPI stock option repurchases. In addition, a new $3 million line of credit with a lender provided funds to repay approximately $1.3 million owed to a lender and provide additional working capital. DPI produces and markets to printer original equipment manufacturers, distributors and end- users a line of multi-function networking products that provide system, board, and chip level integrated solutions for local area networks and remote access. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of DPI for all periods presented herein.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         CRAY COMMUNICATIONS, INC. - In September 1996, the Company acquired 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11 million in cash plus preferred stock of the Company valued at $3 million. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with intelligent products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption.

         As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased research and development of $7,114,000.

         ACQUISITION OF BUILDERS WAREHOUSE ASSOCIATION, INC. - In September 1996, the Company acquired all of BW's subsidiaries, which constituted substantially all its assets, through the issuance of .94 common shares for each currently outstanding share of BW. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of BW for all periods presented herein.

         BW was a Colorado corporation originally incorporated under the name of Ceetac Corp. on June 30, 1988, and subsequently did business as Omni Corporation. The primary purpose of BW was to evaluate acquisition candidates and complete acquisitions of, or mergers with those candidates. The Company was therefore accounted for as a "development stage company" and until September 20, 1991, conducted no business activities.

         Effective May 31, 1995, BW acquired 100% of the outstanding common stock of Relialogic Technology Corporation ("RTC"), a designer and manufacturer of add-on products for the multimedia computer marketplace as well as a distributor of computer products manufactured by others. At the time of this acquisition, the shareholders of RTC gained voting control of BW and therefore RTC became the acquiring entity. As a result, RTC is the accounting survivor and reporting successor. The acquisition of RTC by BW was recorded as a reverse acquisition. The predecessor company's balance sheets were adjusted to reflect the recapitalization of RTC pursuant to the acquisition. The historical stockholders' equity of RTC was adjusted to reflect the cost basis of the RTC shareholders in the net assets of RTC.

         BW recorded the following summarized balances effective May 31, 1995 to reflect the reverse acquisition:

         Current assets (including cash of $44)                     $ 1,789
         Inventories                                                  1,744
         Property and equipment (net)                                   967
         Other assets                                                     6
         Current liabilities                                         (5,220)
         Notes payable                                                 (100)
                                                                    -------
         Stockholder's equity (net)                                 $  (814)
                                                                    =======


         BW ACQUISITION OF UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the BW acquired 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6 million in cash and debt assumed: $500,000 was paid at the closing of the transaction and an additional $5.5 million was paid upon the provision to BW of audited financial statements as of the acquisition date. An additional $4.0 million payment will be made on April 1, 1997 subject to pro rata adjustment based upon

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FED having net income after tax of $2.5 million during the 12-month period ending March 31, 1997. BW incurred additional costs in connection with the purchase of FED of $813,000, of which $809,000 was paid through the issuance of restricted common shares.

         BW ACQUISITION OF SCITEQ ELECTRONICS, INC. - On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), BW acquired 100% of Sciteq Electronics, Inc., for $600,000 in cash, plus stock and below-market stock options of BW valued at $2.4 million. An additional payment in stock of the Company valued at $2.0 million will be made 12 months from closing subject to pro rata adjustment based upon Sciteq achieving pre-tax net income of $750,000 during the 12 month period ending December 31, 1996. BW incurred additional costs in connection with the purchase of Sciteq of $579,000, of which $532,000 was paid or will be paid through the issuance of common shares.

         The former shareholders of Sciteq have the right to have the Company redeem their shares for cash during the 12 days beginning May 31, 1997. The value of the shares issued at closing of $1,993,000 has been reclassified as commitments and contingencies in the accompanying financial statements.

         As a result of the Sciteq acquisition BW recorded a one-time charge to earnings for purchased research and development of $1,890,000.

         BW ACQUISITION OF PACIFIC DATA PRODUCTS, INC. - On May 24, 1996, BW, through its newly-created, wholly owned subsidiary PDP Acquisition Corp. ("PDPA"), acquired substantially all of the assets of Pacific Data Products, Inc. ("PDP"). BW paid $273,000 in cash and assumed PDP's bank indebtedness of approximately $2.4 million in return for substantially all of PDP's assets, including cash, accounts receivable, inventory, fixed assets and intangibles including patents, trademarks, copyrights, in-process software development and certain specified agreements. BW incurred additional costs in connection with the purchase of PDP's assets of $123,000 of which $121,000 was paid through the issuance of common shares.

         PDPA entered into an agreement with Coast Business Credit ("Coast") for a $5.0 million credit facility secured by all of PDPA's newly- acquired assets. BW provided a $500,000 infusion of working capital to PDPA, as well as a limited guarantee of $750,000 to effectuate the Coast credit facility.

         As a result of the asset acquisition by PDPA BW recorded a one-time charge to earnings for purchased in-process software development costs of $668,000.

         BW DISCONTINUED OPERATIONS - As of May 31, 1995, BW disposed of its loss-generating, wholly-owned subsidiary, BWA, Inc., which owned two Arkansas-incorporated operating subsidiaries, Builders Warehouse Association, Inc. and American Plywood Sales, Inc., both of which were engaged in the building supply industry. Such operations incurred an operating loss of approximately $2.4 million during the year ended May 31, 1995 and had a consolidated negative book value at that date of $1,143,000. Accordingly, BW delivered 125,000 post reverse split shares of its common stock with an approximate market value of $437,500 at May 31, 1995 to the purchaser of BWA, Inc. In addition the buyer assumed certain future costs and potential losses.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The balance sheet reflects the accounts of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, FED, RTC, R-Net International, Inc. ("Rnet"), Sciteq, and PDPA. The consolidated unaudited statements of operations for the three months and nine months ended October 31, 1996 include the results of operations of Osicom, Meret, including its RNS division, DPI, BW and RTC for the periods presented, Cray from June 30, 1996, FED from April 1, 1996, Rnet from November, 1995 (formation), Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note A). Immaterial subsidiaries of FED have been accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in the consolidation. The consolidated unaudited statements of operations for the three months and nine months ended October 31, 1995 have been restated to account for the acquisitions of BW and DPI accounted for as pooling of interests. For purposes of financial reporting, RTC was treated as purchaser in a reverse acquisition of BW and its subsidiary, BWA, Inc. The consolidated group is referred to individually and collectively as the "Company".

         CASH AND CASH EQUIVALENTS - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased.

         ACCOUNTS AND NOTES RECEIVABLE - In the normal course of business, the Company extends unsecured credit to its customers related to the sales of various products. Typically credit terms require payment on the tenth day of the month following sales. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers.

         INVENTORY - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Accumulated amortization of spare parts was
$2,723,000 at October 31, 1996.   Inventories at October 31, 1996 consist of:

                 Raw material                              $  17,181
                 Work in process                               7,033
                 Spare parts, net                                602
                 Finished goods                                5,780
                                                            --------
                                                              30,596
                 Less: Reserve for obsolescence             (  5,876)
                                                            --------
                                                           $  24,720
                                                             =======

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Useful lives for property and equipment range from 3 to 15 years. Depreciation of land improvements and buildings is computed using the straight-line method over 39 years.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Technology and software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product.

         The recoverability of capitalized technology and software costs are reviewed on an ongoing basis.

         Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

         PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (5 to 10 years) using the straight-line method. Accumulated amortization was $558,000 at October 31, 1996.

          EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Cost and accumulated amortization were $2,143,000 and $204,000, respectively, at October 31, 1996.

         OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years).

         OTHER INVESTMENTS - Other investments include insignificant subsidiaries of FED accounted for on the equity method, non-marketable securities held in other companies and an investment in a joint venture net of an allowance for permanent impairment of value.

         REVENUE RECOGNITION - Revenues are recognized when the products are shipped to the customers.

         INCOME TAXES - At October 31, 1996 the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in China. (See Note M)

         ADVERTISING - The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

         INCOME AND LOSS PER COMMON SHARE - Income and loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented (applicable to income per share only). Convertible securities outstanding and common stock equivalents are not included in the loss per share computation for the nine months ended October 31, 1996 and

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1995 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 2 for 1 stock split effective February 12, 1996.

         FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". For the three and nine months ended October 31, 1996 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments are included as a separate component of stockholders' equity. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.


C.       OTHER RECEIVABLES

         Other receivables at October 31, 1996 consisted of the following:

                 8% demand loan due from an officer of RTC
                          including accrued interest (see Note O)                    $     105
                 Due to Company under indemnification against loss in value of marketable securities received in private placement
                          of shares due from directors (see Note O)                        265
                 Due to Company under indemnification of costs related to
                          BWA, Inc. (see Notes A and I)                                    196
                 8% 90 day loan due January 30, 1997 due from non-affiliate
                          including accrued interest                                       692
                 8% demand loans due from non-affiliates including accrued
                          interest                                                         488
                 Demand note receivable due from non-affiliate; interest accrues
                          at 1% over the prime rate                                        141
                                                                                        ------

                          Total other receivables                                     $  1,887
                                                                                        ======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.       PROPERTY AND EQUIPMENT

         Property and equipment of the Company consisted of the following components as of October 31, 1996:

                 Manufacturing, engineering and plant equipment and software         $  24,389
                 Office furniture and fixtures                                           4,727
                 Land and building                                                       3,953
                 Software development                                                    1,749
                 Automobiles                                                               226
                 Leasehold and building improvements                                     2,076
                                                                                      --------
                          Total property and equipment                                  37,120
                 Less: Accumulated depreciation                                        (22,022)
                                                                                       -------
                          Net book value at May 31, 1996                             $  15,098
                                                                                       =======

         Leasehold land and buildings of FED with a cost of $2,174,000 are pledged to secure FED's banking facility as more fully described in Notes E and F.

         All the assets of PDPA, DPI, and Cray including their property, plant and equipment are pledged to secure their credit facilities with Coast as more fully described in Note E.

         All the property, plant and equipment of Meret is pledged to secure its credit facility with Coast as more fully described in Note E.


E.       SHORT TERM DEBT

         Short term debt at October 31, 1996 consisted of the following:

                 Floating interest rate loan (2.5% over Coast's prime rate)
                          secured by the tangible assets of Meret..
                          Interest rate at October 31, 1996 was 10.75%                  $ 3,239
                 Floating interest rate loan (2.5% over Coast's prime rate)
                          secured by substantially all the assets of Cray.
                          Interest rate at October 31, 1996 was 10.75%                    2,776
                 Floating interest rate loan (2.5% over Coast's prime rate)
                          secured by substantially all the assets of DPI.
                          Interest rate at October 31, 1996 was 10.75%                    2,462
                 Floating interest rate loan; a portion of banking facility of FED more fully described in Note F.  Interest rate at
                          October 31, 1996 was 9.5%.                                      3,519
                 Floating interest rate loan (2% over Coast's prime rate);
                          debt assumed by PDPA in asset acquisition (see Note A).
                          Interest rate at October 31, 1996 was 10.25%                    2,147
                 Floating interest rate loan (1% over bank's base lending rate)
                          secured by accounts receivable and a director's personal
                          guarantee.  Interest rate at October 31, 1996 was 9.25%           410
                                                                                        -------
                          Total short term debt                                         $14,553
                                                                                        =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's wholly owned subsidiary, Meret, has a $8 million line of credit with Coast. The line of credit is collateralized by accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $1,000,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained substantially unchanged at 10.75% for the nine months ended October 31, 1996.

         On October 2, 1996 the Company's wholly owned subsidiary, Cray, obtained a $5 million line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained substantially unchanged at 10.75% during the month ended October 31, 1996. The proceeds from this line of credit were used to replace, in part, the line of credit outstanding at the acquisition of Cray.

         On October 11, 1996 the Company's wholly owned subsidiary, DPI, obtained a $3 million line of credit from Coast. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained substantially unchanged at 10.75% during the month ended October 31, 1996. The proceeds of this loan were used to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate.

         In connection with the acquisition of PDP's assets, the Company assumed approximately $2.4 million in debt to Coast Business Credit ("Coast"), an asset based lender. The debt is collateralized by inventories, accounts receivable, property, plant and equipment with a book value of approximately $1.5 million and a limited guarantee by BW of $750,000. The loans bear interest at 2% over the prime rate but not less than 8%; the interest rate on the line of credit remained substantially unchanged over the period May 24, 1996 to October 31, 1996 at 10.25%. At the end of the six month period beginning with the acquisition any unpaid balance of the loans assumed in the asset purchase will be converted into a term loan payable over an estimated three years.

         In addition to the debt assumed in the acquisition of PDP, PDPA and BW entered into an agreement with the Coast for a $5 million credit facility secured by all of PDPA's acquired assets. BW provided an injection of $500,000 working capital to PDPA, as well as a limited guarantee of $750,000. After using approximately $2.2 million outstanding as of October 31, 1996 for the purchase of PDP, $2.8 million is available for internal growth and for acquisitions.

         At October 31, 1996, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $410,000. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.25%, at October 31, 1996. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.       LONG TERM DEBT

         Long term debt at October 31, 1996 consisted of the following:

                 Floating rate interest loan; a portion of banking facility of FED more fully described below.  Interest rate at October
                          31, 1996 was 9.5%                                           $ 1,581
                 8.95% 30 year mortgage note payable                                    1,328
                 Floating rate interest term loans (2.5% over Coast's prime rate)
                          secured by machinery and equipment of Meret.  Interest
                          rate at October 31, 1996 was 10.75%                             932
                 Floating interest rate notes payable to shareholder (former shareholders of DPI) (3% over Coast's prime rate).
                          Interest rate at October 31, 1996 was 11.25%                     54
                 Floating interest rate notes payable to shareholders (former shareholders of DPI) (4% over Coast's prime rate).
                          Interest rate at October 31, 1996 was 12.25%                    118
                 5% term note payable to shareholder (former shareholder and
                          present officer of DPI)                                         364
                 Obligations under finance leases                                         956
                 Debentures payable (See Note G)                                          421
                                                                                      -------
                                                                                        5,754
                 Less: Current portion                                                 (1,508)
                                                                                      -------
                          Total long term debt                                        $ 4,246
                                                                                      =======


         As of October 31, 1996, FED had aggregate loan facilities of approximately $5.9 million from various banks for overdrafts, loans and trade financing. These facilities are secured by a priority lien on FED's leasehold land and buildings (Note D), a pledge of FED's bank deposits of approximately $1.8 million, liens on FED's inventories released under trust receipt loans and guarantees by former directors of FED and a corporation controlled by former directors of FED.

         On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779,350 paid in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331,000 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, with an initial rate of 8.95% for the initial six months.

         In addition, Meret has terms loans outstanding which are collateralized by machinery and equipment. Combined monthly principal payments are $38,900 per month.

         DPI has various notes payable to certain of its former shareholders including a note payable requiring installments of $8,000 including both principal and interest, and notes due September 1997 with interest only payable monthly.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Long term debt at October 31, 1996 was payable by year as follows:

                          1998                        $  922
                          1999                           377
                          2000                           769
                          2000                           199
                          2001                         1,483
                          2002 and later                 496
                                                      ------
                                                      $4,246
                                                      ======


G.       DEBENTURES PAYABLE

         During the nine months ended October 31, 1996, the Company and BW received net proceeds of $16.8 million from the private placement of convertible debentures to unaffiliated parties and 2,063,631 shares of the Company's common stock and equivalent shares of BW (BW shares issued converted to Osicom equivalent shares at .94) were issued in conversions of these securities and accrued interest thereon. The Company has the right to call the debentures prior to conversion at 90% of face value. The debentures bear interest at 8.0% beginning after date of issue which is payable in common shares of the Company.


H.       LEASES AND OTHER COMMITMENTS

         The Company occupies 519,000 square foot of office, manufacturing and distribution space; 240,000 square feet in the United States and 279,000 square
feet in Hong Kong and China.   The lease for 14,000 square feet in San Diego,
California occupied by Sciteq expires on September 1, 1997; upon expiration the business will relocate to the facility owned by the Company in San Diego, California. Lease terms for all other facilities generally range from month to month to 5 years with options to renew at varying terms.

         Future minimum operating lease payments for the Company and its subsidiaries at October 31, 1996 are as follows, by year:

                          1997                      $2,123
                          1998                       1,302
                          1999                         921
                          2000                         408
                          2001                         108
                                                    ------
                                                    $4,862
                                                    ======

         As of October 31, 1996, FED, had significant commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $2,115,000

         Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of October 31, 1996, no liability related to this additional consideration has been incurred.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Two officers of Sciteq have three year employment contracts under which Sciteq is obligated to make payments of $220,000 per year in total. The Company has the right to terminate these contracts for cause.

I.       LITIGATION

         The Company is party to several lawsuits related to trade claims made by and against the Company. The majority of such claims have been assigned to Agama, Inc. in conjunction with the sale of the Company's former computer business and as such Agama, Inc. has indemnified the Company against any unfavorable outcomes. Interphase, Inc. sued the Company and Rockwell International Corporation in connection with the Company's acquisition of RNS. The Company believes the suit is frivolous and without merit and in any case the Company is indemnified by Rockwell International Corporation against any losses arising from this action. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position and future operations.

         BW and certain former officers and directors are defendants in litigation filed in May 1994 seeking unspecified damages for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and making a series of positive public statements to the securities market place. Management believes the claims to be without merit; nevertheless, the ultimate outcome of the litigation cannot presently be determined. No provisions for any loss that may result upon resolution of this matter were made in the May 1996 audited financial statements of BW and the Company did not assumed any liability in this matter in its acquisition agreement with BW. In addition the Company is indemnified against any loss that may result by the buyer of BWAI see Note A.

         The Company and its subsidiaries are involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or results of operations.

J.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue the following shares of stock:

                 20,000,000 shares of Common Stock ($.10 par value)
                 2,500 shares of Preferred Stock, Series A ($.01 par value) 10,000,000 shares of Preferred Stock, Series C ($.01 par value) 3,000,000 shares of Preferred Stock, Series D ($.01 par value) 10,000,000 shares of Preferred Stock, Series E ($.01 par value)

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company has outstanding the following shares of preferred stock:

                                 Shares               Par          Liquidation
                                Outstanding           Value         Preference
                                -----------           -----         ----------
          Series A                  2,500              $ -            $ 3,125
          Series B (BW)           114,740                 1             5,737
          Series C                 77,000                -              7,700
          Series D                  3,000                -              3,000
          Series E                  5,077                 1             5,076
                                  -------              ----           -------
          Total                   202,317              $  2           $24,638
                                  =======              ====           =======

         The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500,000 of trade debt. The preferred stock was ascribed a value of $250,000 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At October 31, 1996, there was $625,000 of cumulative preferred stock dividends.

         In February 1996, the Company issued convertible preferred stock in the amount of $6,269,000 to refinance the promissory note issued in conjunction with the RNS acquisition to an entity owned by two of the Company's directors. The entity also indemnified the Company for any non-performance. The preferred stock has no dividends and the Company can redeem the preferred stock for cash at any time or convert it to common stock if not redeemed after two years from the date of issuance at the current market price. As of July 31, 1996, the Company had fully redeemed the preferred stock.

         In July 1996, the Company issued 10,000 shares of 8% Series C preferred stock with a $0.01 par value and a $1,000 liquidation value. The received net proceeds were $7,524,850. Holders of Series C preferred stock are not entitled to vote. The Series C preferred stock bears a cumulative 8% annual dividend payable annually on July 31 of each year. Such dividend is payable at the Company's option in either cash or common stock at the immediately preceding business day's closing price as reported by NASDAQ. Each share of Series C preferred stock is convertible into common shares at a maximum of $18.00 or at market or at conditions thereof.

         In September 1996, the Company issued 5,077 shares of 8% Series E preferred stock with a $.01 par value and a $1,000 liquidation value receiving net proceeds of $3,806,000. The rights and privileges of Series E is identical to that of Series C. In connection with this placement a director of the company received a finder's fee of $254,000.

         In July 1996, BW issued 114,740 shares of its 8% Series B preferred stock with a $.01 par value and a $50 liquidation value receiving net proceeds of $8,091,000. The Series B preferred stock bears a cumulative 8% annual dividend payable annually on July 31 of each year. Such dividend is payable at the Company's option in either cash or common stock at the immediately preceding business day's closing price as reported by NASDAQ. Each share of Series B preferred stock is convertible into common shares at a maximum of $18.00 or at market or at conditions thereof. In connection with the acquisition of BW, the Company has assumed the obligations, including conversions, for the Series B preferred shares.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In conjunction with the acquisition of Cray, the Company issued 3,000 shares of Series D preferred stock with a liquidation value of $1,000. The Series D preferred stock bears no dividend and is convertible into the Company's common shares having an aggregate market value at the time of conversion equal to $3,000,000. The holder of Series D preferred stock is not entitled to vote. These shares are held in escrow pending resolution of acquisition contingencies.


K.       OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         STOCK SPLIT - In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of this change was reflected in the financial statements retroactively as if the reverse splits occurred at the beginning of the earliest period reported.

         CRAY ACQUISITION - In the acquisition described in Note A, the Company issued 26,000 shares of common stock valued at $175,000 in payment of costs incurred in connection with the transaction

         DPI ACQUISITION - In the acquisition described in Note A, the Company issued 414,368 shares of its to the holders of DPI's outstanding common stock. In addition, the Company issued 14,000 shares of its common stock valued at $83,000 in payment of costs incurred in connection with the transaction.

         RNS ACQUISITION - In the acquisition described in Note A, the Company issued 61,224 shares of its common stock valued at $214,286 in payment of costs incurred in connection with the transaction.

         SCITEQ ACQUISITION - As described in Note A, BW issued 229,646 shares of common stock (215,867 Osicom equivalent shares) to the holders of Sciteq's outstanding common stock and in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 60,205 shares (56,593 Osicom equivalent shares) of common stock at $5.02 per share ($5.34 post acquisition). The additional payment contingent upon the net income of Sciteq for the year ended December 31, 1996 will be made in common shares at the then market price. At October 31, 1996 it Sciteq has reported unaudited net income for the earn-out period sufficient to fully meet the contingent payment requirement.

         COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200,000 will be issued in quarterly installments over two years. The first payments resulted in the issuance of 11,142 shares (10,473 Osicom equivalent shares) of common stock.

         FED ACQUISITION - In connection with the Company's acquisition of FED on March 31, 1996 BW issued 142,000 shares of its common stock (133,480 Osicom equivalent shares) valued at $809,400 in payment of costs incurred in connection with the transaction to two officers of RTC. (See Note A).

         PDP ACQUISITION - In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the Company issued 17,200 shares of its common stock (16,168 Osicom equivalent sharers) valued at $120,600 in payment of costs incurred in connection with the transaction to a director. (See Note A).

         WARRANTS - In connection with the placements of convertible debentures and convertible preferred stock the Company and BW issued options to purchase 297,578 shares at prices ranging from $10.24 to $18.00.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In addition, warrants to purchase 202,248 shares at prices ranging from $3.125 to $4.125 are outstanding from bank loan financing agreements and business acquisitions.

         OPTIONS - During Fiscal 1993, in conjunction with the retirement of its United Jersey Bank debt, the Company issued United Jersey Bank options to purchase 100,000 of its common stock at an exercise price of $4.00 per share. The option expire on December 31, 2002. Under a redemption agreement, the Company can redeem the options for $1 million.

         PRIVATE PLACEMENT - The BW issued 175,824 shares of its common stock (equal to 165,275 post-acquisition Osicom shares) to certain stockholders in exchange for marketable securities of a company controlled by them (See Note
O).

         RTC ACQUISITION - Pursuant to an Amended and Restated Stock Purchase Agreement dated May 31, 1995 (the "Agreement") the Company acquired all the outstanding shares of RTC, a California corporation, which began business on July 1, 1994 and in which certain shareholders had a indirect ownership interest. The Agreement provided that the Company issue 1,085,798 post reverse-split Common shares and 4,000 Class A Preferred shares (convertible into 1,143,000 common shares). Acquisition costs to the Company in this transaction were $250,000. The acquisition was recorded as a "reverse merger". (See Note A).

         CONTRIBUTION TO CAPITAL - RTC had a non-interest bearing demand loan of $100,000 from Jardine Cho, the former owner of RTC, which was contributed to the capital of the Company as of May 31, 1995. No shares were issued in this transaction.

         MANAGEMENT FEE - RTC had an agreement through January 1, 1996 with Jardine Cho which provided compensation of $300,000 per annum or 5% RTC sales, whichever is greater, for management services. Jardine Cho and its shareholders had control of the Company immediately following the reverse merger. As of May 31, 1995 Jardine Cho terminated its agreement with RTC and accepted payment of its $334,600 obligation in common stock issued by BW. BW issued 95,600 shares of common stock (89,864 Osicom equivalent shares) in full satisfaction of this liability.

         PRIVATE PLACEMENT - BW issued 65,000 Common shares (61,100 Osicom equivalent shares) for $260,000 cash during the nine months ended October 31, 1995.


L.       STOCK OPTION PLANS AND STOCK AWARD PLAN

         The Company has two stock options plans in effect: The 1987 Stock Option Plan and the 1988 Stock Option Plan. The stock options have been made available to certain employees and consultants. At the date of acquisition BW had in effect two stock option plans, the 1994 Stock Option Plan ("94 SOP") and the 1995 Stock Option Plan ("95 SOP") and a Stock Award Plan ("SAP"). . All options were granted at not less than fair value at the date of grant. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

         As of October 31, 1996 the Company had 581,924 options outstanding at prices ranging from $1 to $10.625. On an Osicom share equivalent basis, BW had 965,838 options outstanding at prices ranging from $3.38 to $7.05 .

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M.       INCOME TAXES

         At October 31, 1996, the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through 1996. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.



                                             Three Months                        Three Months
                                           October 31, 1996                    October 31, 1995
                                           ----------------                    ----------------
                                    United       Non-                   United       Non-
                                    States       U.S.       Total       States       U.S.       Total
                                    ------       ----       -----       ------       ----       -----
   Income taxes:
           Current                  $    6     $   99      $  105       $    9     $    0      $    9
           Deferred                      0          0           0            0          0           0
                                    ------     ------      ------       ------     ------      ------
       Total income taxes:          $    6     $   99      $  105       $    9     $    0      $    9
                                    ======     ======      ======       ======     ======      ======

                                              Nine Months                         Nine Months
                                           October 31, 1996                    October 31, 1995
                                           ----------------                    ----------------
                                    United       Non-                   United       Non-
                                    States       U.S.       Total       States       U.S.       Total
                                    ------       ----       -----       ------       ----       -----
   Income taxes:
           Current                  $   34     $  196      $  230       $   10     $    0      $   10
           Deferred                      0          0           0            0          0           0
                                    ------     ------      ------       ------     ------      ------
       Total income taxes:          $   34     $  196      $  230       $   10     $    0      $   10
                                    ======     ======      ======       ======     ======      ======

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the fiscal periods presented, is as follows:

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

------------------------------------------------------------------------------------
                                                 Three months ended                 Nine months ended
                                                     October 31                         October 31
                                              1996              1995              1996              1995
                                           ----------        ----------        ----------        ----------
Earnings before U.S. and non U.S.
  income taxes:
    United States                          $      809        $      129        $  (10,819)       $     (341)
    Foreign                                       628                 0             1,652                 0
                                           ----------        ----------        ----------        ----------
Earnings before income taxes:              $    1,437        $      129        $   (9,167)       $     (341)
                                           ==========        ==========        ==========        ==========

Theoretical tax (benefit) at 35%                  503                45            (3,208)             (119)
Loss for which no benefit was recorded as
  there is no assurance of realization           (283)                0             3,787               119
Adjustment for non-U.S. taxes in excess
  of theoretical rate                            (116)                               (306)
Permanent differences                              (5)              (36)              (77)                0
Other                                               6                 0                34                10
                                           ----------        ----------        ----------        ----------
          Total                            $      105        $        9        $      230        $       10
                                           ==========        ==========        ==========        ==========


N.       EARNINGS PER SHARE CALCUATION

         Weighted average shares outstanding for the periods presented were calculated as follows. Common stock equivalents (options and warrants) for periods reporting a loss were anti-dilutive and therefore excluded. Common stock equivalents for periods reporting income which would have reduced the weighted average shares outstanding under the mandated treasury stock method were anti-dilutive and therefore excluded.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

------------------------------------------------------------------------------------
                                                               Three months ended                 Nine months ended
                                                                   October 31,                        October 31,
                                                            1996              1995              1996              1995
                                                         ----------        ----------        ----------        ----------
Weighted average number of shares outstanding             8,727,195         3,989,970         7,185,382         3,538,767

Primary shares issued:
  Shares issuable upon exercise of dilutive warrants
  and options, net of shares assumed to have been
  purchased, at the average market price for the
  period, with assumed exercise proceeds                    742,465           575,928            N/A              N/A
                                                         ----------------------------------------------------------------
Weighted average shares used in computation               9,469,660         4,565,898         7,185,382         3,538,767
                                                         ----------------------------------------------------------------

Fully diluted shares issued:
  Shares issuable upon conversion of convertible
  securities, net of shares assumed to have been
  purchased, at the average market price for the
  period, with assumed exercise proceeds                    646,967                 0            N/A              N/A
                                                         ----------------------------------------------------------------
Weighted average shares used in computation              10,116,627         4,565,898            N/A              N/A
                                                         ================================================================


O.       OTHER RELATED PARTY TRANSACTIONS

         Summarized below are all material related party transactions entered into by the Company and its subsidiaries during the periods presented not otherwise disclosed in these notes.

         In May 1995, the Company issued 175,824 post reverse split shares of common stock to certain shareholders and directors (Note K) in exchange for marketable securities in a company controlled by them. Such securities had a market value of $62,000 as of October 31, 1996. These shareholders have agreed to indemnify the Company against any decline in value of the marketable securities. As of October 31, 1996 the liability to the Company for this indemnification was $265,000 and it is included in other receivables.

         On February 29, 1996, the Company made a 8% demand loan in the amount of $100,000 to an officer of RTC. Accrued and unpaid interest at October 31, 1996 totalled $5,000.

         Accrued dividends payable are due a former shareholder and current officer of FED and were declared prior to the acquisition of FED by the Company.

         FED, as a founding shareholder, holds 35% of the outstanding of shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. At October 31, 1996 the amount due FED from Spectra for sales in the ordinary course of business was $335,000.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In the ordinary course of business, FED made sales of $263,000 and paid marketing research service fees of $129,000 to companies controlled by a former director and present officer of FED.

P.       SUBSEQUENT EVENTS

         During the period subsequent to the balance sheet 325,328 shares of common stock have been issued in conversions of preferred shares.

Q.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the three and nine months ended October 31, 1996.

         The stock issued to effect, in part, the Cray, DPI, FED, Sciteq and PDP accquisitions during the periods presented neither provided nor used cash. Accordingly, the stock has been excluded from the statement of cash flows.

         Common shares issued on conversion of convertible debentures during the nine months ended October 31, 1996 either provided nor used cash. Accordingly, the stock has been excluded from the statement of cash flows.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
R.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions of RNS, FED, Sciteq and Cray had occurred at the beginning of each period presented. This pro forma presentation does not necessarily reflect the results as they would have been had the acquisitions actually occurred at the beginning of the periods presented.


        Three months ended           Company        RNS        FED      Sciteq      Cray      Pro Forma                Pro Forma
          October 31, 1995         Consolidated     (i)       (ii)       (iii)      (iv)     Adjustments     Note    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $8,943     $3,490    $13,243       $646     $6,869                               $33,191
Costs of Sales                            5,581      2,318     10,871        438      4,037                                23,245
                                  ------------------------------------------------------------------------------------------------
Gross Profit                              3,362      1,172      2,372        208      2,832                                 9,946
Operating Expenses                        3,139      3,277      1,743        362      3,025           165     (v)
                                                                                                      108    (vi)
                                                                                                      303    (vii)
                                                                                                      117   (viii)
                                                                                                      320    (ix)
                                                                                                    7,114     (x)
                                  ------------------------------------------------------------------------------------------------
Operating Income (Loss)                     223     (2,105)       629       (154)      (193)       (8,127)                 (9,727)
Other Income (Charges)                      (94)                 (122)       142                                              (74)
                                  ------------------------------------------------------------------------------------------------
Income (Loss)  - Pre Tax                    129     (2,105)       507        (12)      (193)       (8,127)                 (9,801)
Provision for Income Taxes                    9                                                                                 9
                                  ------------------------------------------------------------------------------------------------
Net Income (Loss)                          $120    ($2,105)      $507       ($12)     ($193)      ($8,127)                ($9,810)
                                  ================================================================================================

Weighted average shares
           outstanding                4,565,898
Earnings (Loss) Per Share:
Primary and Fully Diluted                 $0.02                                                                            ($2.15)

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Nine months ended          Company                FED      Sciteq     Cray    Pro Forma            Pro Forma
         October 31, 1996        Consolidated             (ii)     (iii)      (iv)   Adjustments   Note   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                             $78,716              $9,820    $1,445   $11,751                          $101,732
Costs of Sales                        54,985               8,235       661     7,202                            71,083
                                 --------------------------------------------------------------------------------------
Gross Profit                          23,731               1,585       784     4,549                            30,649
Operating Expenses                    32,067                 803       494     6,060                            39,424
                                 --------------------------------------------------------------------------------------
Operating Income (Loss)               (8,336)                782       290    (1,511)                           (8,775)
Other Income (Charges)                  (831)               (363)               (152)                           (1,346)
                                 --------------------------------------------------------------------------------------
Income (Loss)  - Pre Tax              (9,167)                419       290    (1,663)                          (10,121)
Provision for Income Taxes               230                 220         1         7                               458
                                 --------------------------------------------------------------------------------------
Net Income (Loss)                    ($9,397)               $199      $289   ($1,670)                         ($10,579)
                                 ======================================================================================

Weighted average shares
           outstanding             7,185,382
Earnings (Loss) Per Share
Primary                               ($1.31)                                                                   ($1.47)
Fully Diluted (xi)                       N/A                                                                       N/A



        Nine months ended          Company      RNS       FED      Sciteq     Cray    Pro Forma            Pro Forma
         October 31, 1995        Consolidated   (i)       (ii)     (iii)      (iv)   Adjustments   Note   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                             $25,603    $9,270   $40,761    $2,496   $21,248                           $99,378
Costs of Sales                        16,332     5,397    35,173     1,399    13,195                            71,496
                                 --------------------------------------------------------------------------------------
Gross Profit                           9,271     3,873     5,588     1,097     8,053                            27,882
Operating Expenses                     9,175     9,725     3,834     1,126    11,498         495   (v)
                                                                                             324   (vi)
                                                                                             909  (vii)
                                                                                             351  (viii)
                                                                                             960   (ix)
                                                                                           7,114   (x)
                                 --------------------------------------------------------------------------------------
Operating Income (Loss)                   96    (5,852)    1,754       (29)   (3,445)    (10,153)              (17,629)
Other Income (Charges)                  (437)               (407)      142      (191)                             (893)
                                 --------------------------------------------------------------------------------------
Income (Loss)  - Pre Tax                (341)   (5,852)    1,347       113    (3,636)    (10,153)              (18,522)
Provision for Income Taxes                10                             1        17                                28
                                 --------------------------------------------------------------------------------------
Net Income (Loss)                      ($351)  ($5,852)   $1,347      $112   ($3,653)   ($10,153)             ($18,550)
                                 ======================================================================================
Weighted average shares
           outstanding             3,538,767
Earnings (Loss) Per Share
Primary                               ($0.10)                                                                   ($5.24)
Fully Diluted (xi)                       N/A                                                                       N/A

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes to pro forma financial information:

(i) The RNS acquisition is recorded as a purchase effective January 31, 1996. The Company consolidated results include the results of RNS from January 31, 1996.

(ii) The FED acquisition is recorded as a purchase effective April 1, 1996. The Company consolidated results include the results of FED from April 1,1996.

(iii) The Sciteq acquisition is recorded as a purchase effective May 31, 1996. The Company consolidated results include the results of Sciteq from May 31, 1996.

(iv) The Cray acquisition is recorded as a purchase effective June 30, 1996. The Company consolidated results include the results of Cray from June 30, 1996.

(v) To recognize interest expense assuming that the Company borrowed $6,000,000 at 11% interest per annum to complete the FED acquisition.

(vi) To amortize purchased technology of $4,327,000 arising from the Cray acquisition, using an estimated 10 year useful life.

(vii) To recognize interest expense assuming that the Company borrowed $11,000,000 at 11% interest per annum to complete the Cray acquisition.

(viii) To amortize purchased technology of $4,673,000 arising from the RNS acquisition, using an estimated 10 year useful life.

(ix) To recognize interest expense assuming that the Company borrowed $11,648,000 at 11% interest per annum to complete the RNS acquisition.

(x) To recognize in-process research and development arising from the Cray acquisition.

(xi) Common stock equivalents for periods reporting a loss are anti-dilutive and therefore excluded.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to the Company's Form 10-KSB for the year ended January 31, 1996 and to BW's Form 10-KSB for the year ended May 31, 1996.

Results of operations for the nine months ended October 31, 1996 include the operations of Osicom and its wholly owned subsidiaries for the periods noted in Note B to the consolidated unaudited financial statements contained herein.

RESULTS OF OPERATIONS/COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

Net sales of the Company for the quarter ended October 31, 1996 increased by 274% to $33.3 million from $8.9 million for the quarter ended October 31, 1995 due primarily to the acquisitions of FED, Sciteq, PDP, RTC, Cray, and RNS and increased demand for the Company's products. Consolidated net sales increased for the nine months ended October 31, 1996 by 207% from $78.7 million from $25.6 million due to acquisitions and increased demand for the Company's products.

Consolidated gross profit increased by 206% to $10.4 million for the quarter ended October 31, 1996 from $3.4 million for the quarter ended October 31, 1995 due to the increase in net sales related to acquisitions. Gross margins on a consolidated basis declined to 31.2% from 38.2%. For the nine months ended October 31, 1996 gross profit increased by 155% to $23.7 million from $9.3 million for the comparable nine months in the prior year. Gross margins declined to 30.1% from 36.3%. These declines in gross margins were substantially due to the lower gross margins of the OEM hub product line.

Research and development expense increased to $2.2 million from $700,000, or 214%, for the three months ended October 31, 1996 and 1995, respectively. As a percentage of revenues research and development expense for the quarter ended October 31, 1996 declined to 6.6% from 7.9% for the quarter ended October 31, 1995. For the nine month periods presented research and development expenses increased 104% to $4.9 million from $2.4 million. As a percentage of net sales for the nine months ended October 31, 1996 these expenses declined to 6.2% from 9.4% for the nine months ended October 31, 1995. These declines in research and development expenses as a percentage of net sales is predominately the result of the lower research and development expenses associated with the OEM hub product line.

General, administrative and selling expenses increased 171% to $6.5 million for the three months ended October 31, 1996 from $2.4 million for the quarter ended October 31, 1995. As a percentage of net sales these expenses declined to 19.5% from 27%. For the nine months ended October 31, 1996 general, administrative and selling expenses increased 140% from $6.8 million for the nine months ended October 31, 1995 to $16.3 million. As a percentage of net sales these expenses for the nine months ended October 31, 1996 declined to 20.7% from 26.6% for the nine months ended October 31, 1995. These declines in selling, general and administrative expenses as a percentage of net sales is predominately the result of lower expenses associated with the OEM hub product line.

Due to the offsetting of non-current assets against negative goodwill in the broadband acquisitions, as required by generally accepted accounting principles, productive fixed assets which cost $6.1 million and with a net book value of approximately $1.9 million at acquisition, have not been recorded. Accordingly, there is no depreciation charge to operations for these assets which are used in the broadband operations.

The operating expenses of the Company for the nine months ended October 31, 1996 were impacted by the Company's and BW's acquisition program and included $9.7 million of purchased research and development costs from the acquisitions of Cray, Sciteq, and PDPA (see Note A to the consolidated financial statements contained herein), $1.1 million of acquisition-related and restructuring expenses, and $385,000 of amortization of excess cost over net book value of assets acquired and purchased technology for a total of $11.2 million. No such expenses were incurred for other periods presented.

The Company's net income from operations would have been $2.9 million for the nine months ended October 31, 1996, exclusive of the acquisition related expenses above as compared to net income from operations of $96,000 for the nine months ended October 31, 1995. For the three months ended October 31, 1996 net income from operations increased 617% to $1.6 million from $223,000 for the three months ended October 31, 1995.

Other non-operating expenses net of income for the three months ended October 31, 1996 increased 104% to $192,000 from $94,000 primarily as a result of the interest expense associated with lines of credit and banking facilities of acquisitions. Acquisitions costs were not financed by increased borrowings. For the nine months ended October 31, 1996 the increase in net non-operating expenses was 90% to $831,000 from $437,000 for the comparable period last year.

The provision for income taxes relates primarily to FED which is subject to a 16.5% tax on its net profits in Hong Kong. The Company has a carryforward of federal net operating losses which may be potentially available to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryfowards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured.

Net income for quarter ended October 31, 1996 was $1.3 million, a 983% increase over net income for the quarter ended October 31, 1995 of $120,000. Exclusive of acquisition related items and amortization expenses, the Company would have had net income of $1.8 million for the nine months ended October 31, 1996. After these expenses, the Company experienced a net loss for the nine months ended October 31, 1996 of $9.4 million or $1.32 per common share as compared to a loss of $351,000 or $.13 per common share for the nine months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had cash balances of $9.2 million and working capital of $13.6 million, which management believes is adequate to meet its planned level of growth.

During the nine months ended October 31, 1996, the Company and BW completed private placements of 8% callable, convertible debentures which resulted in net proceeds of $16.8 million. If not called by the Company prior to conversion by the holders, the debentures convert into the Company's common stock at the then common stock market price or, depending upon certain conditions, at other prices including premiums to market. 97.5% of the debentures have been converted into common stock or called by the Company as of October 31, 1996. See Note G to the financial statements.

Additionally, the Company and BW completed private placements of their callable, convertible preferred stock with warrants attached during the nine months ended October 31, 1996, and received $19.4 million as net proceeds. These shares carry a dividend rate of 8% beginning after issue, and include call and conversion provisions at market or various conditions thereto.

Warrants to purchase 297,578 shares of common stock at prices ranging from $10.24 to $18.00 were issued in connection with these placements.

At October 31, 1996 the Company had $26.9 million in credit lines and banking facilities of which $13.6 million was in use.

Operations of the Company provided cash of $582,000 as compared to cash used of $1.5 million for the nine months ended October 31, 1995. Cash flows from financing activities for the nine months ended October 31, 1996 were $32.9 million compared to $2.8 million for the same period last year and included $29.8 million in proceeds, net of redemptions, from the convertible debentures and convertible preferred shares. Cash flows used in investing activities increased to $25.1 million for the nine months ended October 31, 1996 from $475,000 for the same period last year primarily as a result of acquisitions (see Note A) and expenditures for land, building and plant by Meret and FED.

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


FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The networking and remote access industry is subject to fluctuation and the growth rates recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.


FACTORS AFFECTING FUTURE RESULTS

The Company makes forward-looking statements under the provision of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995 which involve a number of risks and uncertainties that could cause actual results to differ materially. Thus, some of the Company's statements are forward-looking, including without limitation, statements relating to new product development, strategic alliances and the Company's intentions to expand its business, which involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by any number of factors, including the factors discussed above in the Section entitled "Fluctuations in Revenue and Operating Results". Because of these and other factors, past financial performance should not be considered an indicator of future performance.

                                    PART II
                               OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         For a discussion of material legal proceedings, see Part I, Item 3 of the Form 10-KSB for the year ended January 31, 1996 and Note J to the Consolidated Financial Statements included therein and BW's Form 10-KSB for the year ended May 31, 1995 and Note 13 to the Consolidated Financial Statements included therein.

ITEM 2:  CHANGES IN SECURITIES

         Not Applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         Not Applicable

ITEM 5:  OTHER INFORMATION

         Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.      Exhibits
                 --------
                 None

         B.      Reports on Form 8-K
                 -------------------
                 September 20, 1996                Acquisition of Digital Products, Inc.
                 September 23, 1996                Acquisition of CEH Holdings, Inc.
                 November 13, 1996                 Appointment of Par Chadha as Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:  /s/ Christopher E. Sue                        Date:  December 6, 1996
     ______________________________________
     Christopher E. Sue,
     Chief Financial Officer