Form 10KSB
period 1997-01-31
OSICOM TECHNOLOGIES INC
filed 1997-05-09
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended JANUARY 31, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File number: 1-15810

                            OSICOM TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

                    NEW JERSEY                             22-2367234
       (State or other jurisdiction                     (IRS Employer
              of incorporation or                   Identification Number)
                organization)

            2800 28TH AVENUE, SUITE 100
             SANTA MONICA, CALIFORNIA                         90405
     (Address of principal executive offices)              (Zip Code)

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, PAR VALUE $0.10                       NASDAQ
        Title of each class             Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes    No X
                     ---   ---

The Registrant's revenues for its most recent fiscal year were $115,912,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 28, 1997 was $61,696,470.

Number of shares outstanding of the Registrant's only class of common stock as of April 28, 1997 (the latest practicable date): 12,002,691.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

This Form 10-KSB, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business" and "Business - Forward Looking Statements - Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                TABLE OF CONTENTS


                                                                 PART I
Item 1.   Business.................................................................................................  1

                     Description of Business......................................................................   1
                     Business Strategy............................................................................   1
                               Overview...........................................................................   1
                               Phase I............................................................................   1
                               Phase II...........................................................................   2
                               Phase III..........................................................................   5
                               Summary............................................................................   5
                     Products.....................................................................................   5
                     Sales and Marketing..........................................................................   8
                     Customers....................................................................................   8
                     Customer Service and Support.................................................................   9
                     Research and Development.....................................................................   9
                     Manufacturing and Quality....................................................................  10
                     Availability of Raw Materials................................................................  10
                     Patents, Trademarks and Licenses.............................................................  10
                     Seasonality..................................................................................  11
                     Working Capital Practices....................................................................  11
                     Backlog......................................................................................  11
                     Competition..................................................................................  11
                     Environmental Compliance.....................................................................  12
                     Employees....................................................................................  13
                     Forward Looking Statements - Cautionary Statement............................................  13

Item 2.   Properties..............................................................................................  13

Item 3.   Legal Proceedings.......................................................................................  14

                     Pending Litigation and Potential Claims......................................................  14

Item 4.   Submission of Matters to a Vote of Security Holders...................................................... 15

                                                            PART II

Item 5.   Market for Company's Common Equity and Related Matters................................................... 16

Item 6.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................................... 17

                     Results of Operations: Comparison of Year Ended January 31, 1996
                               to Year Ended January 31, 1997....................................................... 17
                     Liquidity and Capital Resources................................................................ 19
                     Impact of Recent Accounting Pronouncements..................................................... 20
                     Other Matters.................................................................................. 20

Item 7.   Financial Statements and Supplementary Data............................................................... 21

Item 8.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................................... 21

                                                        PART III

Item 9.   Directors and Executive Officers of the Company........................................................... 22

                     Compliance with Section 16(a) of the Exchange Act ............................................. 26

Item 10.  Executive Compensation.................................................................................... 26

                     Summary Compensation Table..................................................................... 26
                     Long-Term Incentive Plans...................................................................... 27
                     Option Grants - Year Ended January 31, 1997.................................................... 27
                     Aggregated Option Exercises during Year Ended and
                               Option Values at January 31, 1997.................................................... 28

Item 11.  Security Ownership of Management and Principal Shareholders............................................... 28

Item 12.  Certain Relationships and Related Transactions............................................................ 31

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................... 32

                                     PART I

ITEM 1.    BUSINESS.

DESCRIPTION OF BUSINESS

The Company is a Santa Monica, California-based business which designs, manufactures and markets products for use in Local Area Networks (LANs), Wide Area Networks (WANs) and broadband networks. The Company operates in one business segment with products which include remote access servers, hubs and switches, routers, multiplexers, concentrators, high performance network adapters, network print servers, frame relay encryption devices, video switches and routers, and a family of other products to build communications systems over copper, fiber optic or wireless transmission media.

The Company is organized by division according to product line and functionality. The product line divisions are: Networking (including routers, hubs and switches and network interface cards), Broadband, and Network Print Servers. The functionality divisions are: Sales, Distribution Sales, Marketing and Manufacturing. The Sales Division is further organized by customer category:
Original Equipment Manufacturers (OEMs), Governments (including both state and federal), Value Added Resellers (VARs), and Carriers (including telephone companies and Internet Service Providers (ISPs)). The Manufacturing Division includes both domestic and overseas manufacturing operations.

BUSINESS STRATEGY

Overview

The Company's strategy consists of a three-phase program: Phase I, which began in 1993, was a period of concentrated acquisition and financing activity in which the Company acquired the assets it felt were necessary in order to compete in the networking arena. Though obtaining networking assets through acquisition will remain a part of the Company's growth strategy, the Company sees Phase I, with its dominant emphasis on acquisition, as having come to a close.

The Company is now embarked upon Phase II, a several-year period it believes will be characterized by actions having both near-term and long-term benefits. In general, in the near-term (1-3 year), the Company will attempt to exploit market opportunities insufficiently addressed or exploited by its larger competitors. Therefore the Company believes that these actions will allow it to achieve substantial near-term internal growth. While the Company is taking these steps to achieve new levels of sales and profitability during Phase II, it will also be developing new or enhancing existing core competencies and customer relationships. There are no assurances that these results will be achieved.

In Phase III, the Company plans to leverage those competencies and relationships with the goal of capturing a significant share of the networking market.

Phase I

Phase I began with the Company's acquisition of Meret Optical Communications in 1993 and culminated with the group of acquisitions completed during the year ended January 31, 1997. This acquisition activity made it possible for the Company to assemble the assets it believed it needed to compete in the networking arena. In its review of firms to acquire, the Company pursued those whose assets were consistent with the Company's long-term strategic goals. Specifically, at the outset of Phase I, the Company identified acquisition candidates that were producing or could produce the products and technology which the Company sees as the building blocks of the "converged network" (i.e. a network where data, voice and video are all transmitted over a single medium, be it copper wire, fiber cable, or wireless). The Company sought to acquire firms that owned core technologies, had established sales channels, and were producing, or could produce, competitive products which were characterized by high functionality, low-cost and open architecture.

The Company's Phase I search for these special assets resulted in the acquisitions of Cray Communications, Inc., Digital Products, Inc., Distributed Systems, Inc., and Rockwell Network Systems. These firms were producing or had the potential to produce the kind of high-functionality, open architecture, standards-based products the Company intends to establish as its hallmarks.

To complement the activities of these firms, the Company also sought to obtain during Phase I, low-cost, high-quality manufacturing and distribution resources. The Company therefore merged with Builders Warehouse Association, Inc. (BW), one of whose key assets is a 279,000 square foot ISO-9001 certified manufacturing plant on mainland China which, at the time of the Company's acquisition of BW, was already producing networking products for OEMs. The Company also believed that BW's product distribution capabilities would significantly expands the Company's existing distribution channels.

Finally, because the Company has a long-term vision of a converged global networking environment in which wireless and photonics play an increasingly important role, the Company also sought to acquire assets which, in combination with the Company's mainstream networking assets, would move the Company to the forefront of that converging environment. Thus, the Company acquired, through the merger with BW, Sciteq Electronics, Inc., whose core competencies are in the area of Radio Frequency Synthesis. Previously, the Company had acquired Meret Optical Communications, Catel Telecommunications, and Dynair Electronics, whose core competencies are in the delivery and switching of broadband video, audio and data. These acquisitions are central to the Company's ability to build converged networks, and are thus central to what the Company believes is its unique and emerging competitive advantage.

Phase II

Phase II of the Company's growth plan began in earnest during the fourth quarter of the Fiscal Year just ended. During Phase II, which is expected to last two to three years, the Company will seek to make near-term market gains by exploiting opportunities not being fully or adequately met by the Company's competitors. The opportunities the Company plans to pursue are those which, if properly addressed, will simultaneously allow the Company to develop new and enhance existing core competencies and customer relationships, and thus allow the Company to become a preeminent networking products provider. An example of the type of opportunity the Company will seek during Phase II is its recently-launched relationship with the Asia Broadcast Communications Network ("ABCN").

Strategic Relationships

In March of 1997, the Company entered into a relationship with ABCN to provide networking equipment for what the Company believes to be the first Asia-wide broadband distribution platform for DBS, multi-media and high-speed Internet access and online services, with a satellite footprint that will cover 280 million current television households and 30 million current PC users. This relationship positions the Company to be ABCN's leading supplier of networking equipment and support services. Moreover, the Company expects this relationship to give the Company the potential for an early and valuable foothold in a geographic market that has the potential for tremendous future growth (and which the Company plans to secure with sales, marketing, design and manufacturing resources it has already positioned, and plans to position in the future in
Asia). Furthermore, because ABCN's network will be wireless, this relationship could provide the Company with significant additional opportunities to enhance and develop new products based on wireless technologies. Inasmuch as the Company believes that in the future, networking customers will demand that their systems have solutions for wireless as well as wired connections, its relationship with ABCN may allow the Company to improve the competitive position of its wireless and wired solutions, not just in Asia, but throughout the global networking market.

To support this program, the Company has made the development of Software Radios, tranceivers, and ASICs (Application Specific Integrated Circuits) to build PCS and Spread Spectrum products a major component of its research and development effort.

Another example of the type of strategic relationship the Company has initiated during Phase II is in the area of network print controllers. By affiliating with Adobe and Xionics, two of the leading suppliers of printer controllers and imaging technology, the Company expects to realize additional Phase II sales of its boards and chips designed to make printers network-ready. The Company also believes these relationships to give it a competitive advantage in selling its other products to networking customers who will have network-ready printers on their networks which contain the Company's technology.

As the Company implements Phase II of its growth strategy, it will maintain this focus on establishing relationships with OEMs whereby the Company acts as provider of ASICs, boards, systems and software to support LAN, WAN and Internet applications. The Company plans to continue doing so as long as these relationships meet its central Phase II criterion of generating near-term financial results while also solidifying the Company's long-term competitive position.

Target Market Segment:  The Workgroup

The Company believes it can also reap near-term and long-term gains by meeting the needs of the departmental LAN or networking "workgroup," which is generally comprised of small or medium-sized businesses, or the branch offices or small departments of large corporations. The Company believes that on an aggregated basis, the workgroup is the most rapidly-growing segment of the market, and yet, by the Company's analysis, workgroup customers have been inadequately served by the largest networking equipment suppliers because those suppliers emphasized products which require the customer to employ highly specialized support staffs. Such products therefore do not meet the criteria of simplicity and economy demanded by the workgroup customer. By contrast, the Company offers a line of products which have open architecture, provide high-functionality, are economically priced and easy to use. These products are based upon standards which have settled. They are also generally upgradeable to cutting-edge standards which have not yet settled. This means that a workgroup customer's investment in the Company's product line will not necessarily be made obsolete by an advance of standards (e.g. from 28.8 Kbs modems to 56 Kbs modems.)

A case in point is the Company's new IQX-200(TM) Remote Access Server (RAS), which provides a new level of economy and adaptability for workgroup customers as well as larger "enterprise" customers. In terms of adaptability, the IQX-200(TM) accepts dial-up connections from 28.8 Kbs modems, as do generally all contemporary RASs. However, the IQX-200(TM) currently has the capability to also accept dial-up connections from ISDN modems. A planned upgrade of the IQX-200(TM) will accept connections from 56 Kbs modems and wireless sources. By contrast, an ISP customer who owns a 28.8 Kbs-accessible RAS from one of the Company's competitors would have to purchase a completely new RAS in order to accept a single new 56 Kbs or ISDN connection. The IQX-200(TM) also offers superior LAN connectivity. Most RASs offer a 10 Base-T connection. But the IQX-200(TM) currently offers 10 Base-T, 100 Base-T, and FDDI connectivity, and the planned upgrade will offer Gigabit Ethernet connectivity. Furthermore, the IQX-200(TM) has a capacity of 168 ports, well beyond that offered by competing products (e.g. the competing product from Ascend Technologies offers only 96 ports, and at a cost of several hundreds of dollars more per port than the per-port cost of the IQX-200(TM)).

Another case in point is the Company's ROUTERmate-Plus(R), a unique product on the market which combines the standard routing and network termination functions into a single unit, thereby reducing the mid-size networking customer's hardware, installation and operating expenses to a fraction of their usual level.

Beyond having the right products, the Company must also have the right distribution relationships in order to reach these mid-size networking customers. To this end, the Company has established distribution relationships with such important firms in the market as Ingram Micro, Tech Data, Merisel, SED, Pioneer Standard and Graybar. These firms will help the Company penetrate this channel--not only in the United States, but also in Europe and Asia--quickly and cost-effectively.

Commercialization of Technology

The Company's Phase II strategy of pursuing near-term market opportunities that have the potential to yield long-term benefits also applies to the Company's commercialization of its proprietary ASICs. The Company owns ASICs for Ethernet and Fast Ethernet, PCI bus, video matrix switch, Radio Frequency Synthesis, WAN interface and other applications, plus key, proprietary software packages which it bundles with these ASICs. The Company also owns one of the industry's latest "multifunction" ASICs, the Network Communications Controller. This ASIC includes a RISC processor, a 10/100 Ethernet connection, and a network print server all on a single chip. While the Company's competitors generally make such ASICs available only as part of complete networking systems, the Company's Phase II approach will be to make these ASICs available to customers as add-on boards for existing systems or as chipsets. Selling these technologies at all three levels (system, board and chip) allows the Company to more fully commercialize each ASIC and thus achieve a greater near-term return on each research and development dollar. As the commercial availability of these low-cost ASICs will provide a disincentive for the Company's competitors to develop their own competing technologies, the Company's technologies in these areas may evolve towards becoming industry standards and thus may enhance the Company's competitiveness in selling other networking products which require compatibility with its ASICs. There can be no assurance that the Company's technology will be accepted as an industry standard.

Future chips to be developed and commercialized in this manner will include applications for 64-bit PCI bus, Gigabit Ethernet, and Media Access Controllers
(MACs) that support both LAN and WAN with particular support for wireless technologies (e.g. PCS and Spread Spectrum).

Phase III

At the completion of Phase II, the Company expects to have the following resources available for use in implementing the final stage of its long-term growth strategy:

o Extensive installed base of its full line of wireless-compatible networking equipment throughout Asia and the Pacific Rim

o     Preeminent competency in wireless networking worldwide

o Significant installed base of its networking products among the high-growth workgroup segment of the market

o Significant brand awareness as a provider of easy-to-use, easy-to-upgrade, low-cost networking solutions

o     Strong relationships in all sales channels and with all major distributors

o Ownership of a variety of proprietary technologies used in the next generation of OEM-supplied networking systems.

During Phase III, which the Company expects to last between 5 and 10 years, the Company plans to exploit these technological and economic strengths to efficiently capture a significant share of the market for its products in those sales channels where it can be effective. The Company plans to achieve these gains efficiently by distinguishing itself as a supplier of both wired and wireless networking solutions that are highly functional, adaptable, economical and easy to use. There can be no assurance that the market will develop as the Company expects.

Summary

The Company's basic strategy is to pursue business opportunities that simultaneously contribute to the Company's near-term sales and profitability as well as its longer-term ability to distinguish itself from its competitors in the networking marketplace. The centerpiece of this strategy is the Company's growing expertise in wireless networking, which the Company plans to leverage to make sales of both wireless and wired solutions. However, if the market fails to develop, develops more slowly than expected or becomes saturated with competing technologies, the Company's business, results of operations and financial condition will be materially adversely affected.

PRODUCTS

The Company produces over 200 feature-rich products for complex and high-performance network access needs. The Company also produces over 450 switching and broadband communications products. A sampling of the Company's newest products includes:

IQX-200(TM) Remote Access Server - A highly integrated, standards-based remote access server supporting both digital and analog dial-in users. It features high port density, resource pooling, scaleable integration, scaleable architecture, flash based configuration, several security options; support for several operating systems, WAN interface types, and PPP; the Company's FASTRacc high speed LAN adapter architecture, and the Company's award-winning SmartRoute(R) software. The IQX-200(TM) is easily expandable from a minimum of eight to a maximum of 168 concurrent connections via T1, ISDN BRI, digital modem, and analog modem, or any combination thereof. A powerful, flexible backbone solution for Internet access, remote office access, and telecommuting access, the IQX-200(TM) emphasizes performance and value, with maximum flexibility and scaleability using standards-based modular technologies.

IX4-BRI 4-Port ISDN BRI Adapter for PCI - An integrated PC- and server-based WAN networking solution. The IX4-BRI includes an MVIP bus and crosspoint switch to connect the card's eight "B" channels to up to eight 28.8 kbps digital modems. Extending the MVIP bus to other cards extends this switching matrix to all cards on the MVIP bus. It uses ISDN call software which is field-proven and has passed BELLCORE interoperability tests. The PCI interface uses the Company's proven 2200 ASIC. The IX4-BRI's architecture allows for either host-based or onboard call processing. Its one megabyte flash EPROM is easily upgradeable to 4 megabytes. Its 12 visible LEDs permit easy monitoring.

IXT-FT/1 or PRI Adapter for PCI - An integrated PC- and workstation-based WAN networking solution. The IXT supports leased-line, frame relay, and dial-up digital and analog network services. It includes an MVIP bus and crosspoint switch to connect the card's twenty-four "B" channels to up to twenty-four 28.8 kbps digital modems. Extending the MVIP bus to other cards extends this switching matrix to all cards on the MVIP bus. It uses a T-1 CSU/DSU which is field-proven and has passed formal AT&T lab tests. The PCI interface uses the Company's proven 2200 ASIC. The IXT's architecture allows for either host-based or onboard call processing. Its one megabyte flash EPROM is easily upgradeable to 4 megabytes. Its six visible LEDs permit easy monitoring.

GigaMux(TM) - A high speed fiber optic backbone multiplexer based upon dense wavelength-division multiplexing (DWDM) technology. It uses ITU standard wavelength grids between 1530m and 1560m. It provides 16 channels of high speed data links of up to 2.5Gb each on a single fiber, improving capacity to 40Gb per fiber. It is designed to accommodate a mixed format of existing and emerging high speed networks and connections, including ATM, Sonet, Gigabit Ethernet, Fibre Channel and HDTV. It is also suitable for video distribution networks. The GigaMux(TM) is a prime example of the Company's ability to bring conventionally diverse communications markets together.

Network Communications Controller (NCC) - A single chip component that includes an integrated 32-bit RISC processor, memory controller, interrupt controller, timers, DMA controllers for printer and network interface, a 10/100 MAC, an IEEE 1284 interface, and two UART-based serial channels. It will enable original equipment manufacturers to increase the performance of their products by making them network-ready at a fraction of the cost of internal development of these control features. It is expected to go into pre-production in August, 1997.

OS-5208 8-Port Ethernet/2-Port Fast Ethernet Switch - A state-of-the-art eight-port Ethernet switch with two Fast Ethernet uplinks, the OS-5208 supports wire-speed packet forwarding on all ports simultaneously for any packet size. It features large dynamically allocated buffers to sustain maximum throughput, and can support over 8,000 stations. It is the first low-cost Ethernet switch to support multiple Fast Ethernet uplinks and it eliminates the 3-way tradeoff between the number of MAC addresses supported, maximum filtering rate and maximum forwarding rate. It also eliminates the tradeoff between price and port density. It is suitable for virtually any office environment, large or small. It allows customers to retain investments in current Ethernet technology as well as providing an inexpensive upgrade path to newer technology.

NETPrint and JETXPrint Print Servers - These easy-to-use products make it possible for stand-alone printers to become part of a larger network. They feature Web-based printer management tools thereby allowing network administrators to use their Web browser of choice (provided it supports HTML 2.0) to configure and manage their print server and all of its various protocol functions over the Internet or their company's intranet. Both lines now also include expanded Windows NT, TCP/IP, and Banyan functionality. Expanded Windows NT functionality includes DHCP client support, NTBootP (a proprietary utility that assigns TCP/IP address information to the print server using the BootP protocol), flash download of new features over TCP/IP, native Windows NT installation and management using standard Web browsers, and full SNMP MIBII support. Expanded TCP/IP functionality includes FTP printing, full SNMP MIBII support via the TCP/IP stack, and flash upgrading via the TCP/IP protocol. Expanded Banyan functionality includes Web-based management via TCP, SNMP MIBII, and Vines 7.0 support.

The Company also owns valuable proprietary software designed for use in conjunction with its products. A sampling of its software library includes:

DPO Interface - The NCC ASIC is supported by a complete set of networking protocols including TCP/IP, IPX/SPX, AppleTalk, Banyan Vines and DEC LAT. In addition to the base protocols, the chip is also supported by the appropriate printing applications, and offers inter/intranet connectivity, embedded HTTP and Email printing. The Company believes that this software provides OEMs a path to network connectivity that is short-time to market, high performance, lowest cost and low risk.

SMT++ - This proprietary software is the only object-oriented implementation of the ANSI Station Management standard for FDDI. A mandatory part of the FDDI standard, SMT++ provides support for vendors implementing FDDI products and controls connection management, ring management and fault detection and recovery management. SMT++ was designed to be modular and portable, supporting all the major FDDI chipsets. SMT++ has been ported to dozens of platforms utilizing 8, 16, 32 and 64 bit processors and is used in adapters, hubs, routers and switches. The core of SMT++ is written in C++, while the application program interface (API) functions are written in C, to make modification easier for the end-user. The Company believes that SMT++ is utilized via license agreement by approximately one half of all companies currently delivering FDDI products today. Motorola has licensed SMT++ for distribution to all its new FDDI chipset customers. As an enhancement to SMT++, the Company has implemented and tested algorithms to support Digital Equipment Corp.'s FDDI full-duplex (FFDI) standard. The Company believes that due to its authorship of SMT++, it has an advantage over most of its customers in supporting FDDI features.

Virtual Driver Architecture (VDA)(TM) - The Company's network interface cards
(NICs) combine hardware and software functionality to provide a pipeline between the host computing system and a communications network. As such, a NIC's primary function is to move data between the chosen network type and the system, abiding by the various protocols required on both sides. NIC hardware typically connects to the system through a native I/O bus, which is typically specified by an industry standard. This makes it possible for independent vendors to build an NIC which operates in a wide range of different systems. The Company's VDA(TM) enables multiple protocol stacks to share the NIC hardware transparently, regardless of the specific target host computing system and operating system type. This modular, tuneable architecture allows the Company to bring new products to market faster.

SmartRoute(R) - The Company's SmartRoute(R) software is core to all of its routing products: it is portable, modular and extensible, easily integrated with new product platforms, and easily configured. It also offers secure access control, simple network management, and dynamic link bandwidth management. It's intelligent modem pooling allows a single pool of modems to be used for both incoming and outgoing calls.

SALES AND MARKETING

The Company's goal for its sales organization is to leverage the resources of the sales staff wherever possible. The Company's sales staff is therefore organized by channel and geographic region, with individual staffs concentrating on distributors, OEMs, government, VARs, carriers, broadband customers, European customers, and Asian customers. Further leverage is achieved, for instance, by the government staff focusing on federal government contracts and the VAR staff focusing on selected, large scale VARs. As of January 31, 1997, 95 persons were employed by the Company's sales organization.

The Company supports its domestic and international VARs and distributors by providing product training, evaluation products, regular mailings of promotional and technical materials, telephone and other technical support.

The goal of the Company's marketing effort is to inform networking customers about the Company's products, corporate identity and message. Toward this end, the Company engages in a number of marketing activities. It participates in cooperatively funded marketing programs, including trade shows and seminars. It places advertisements in major industry trade publications, and includes its distributors and their customers in direct mail programs. It also facilitates the publication of articles in industry journals by its chief scientists.

CUSTOMERS

The Company's products are sold to both large and small businesses and organizations around the globe, encompassing communications, industrial, automation, defense, transportation, government, scientific, medical and educational activities. Specific customers (or end-users whose networks contain the Company's products) have included AT&T, Goldman Sachs, GTE, Data General, British Telecom, Fujitsu, the U.S. Strategic Air Command, Home Box Office, Motorola, Silicon Graphics, White House Communications, the UCLA Medical Center, NASA, Siemens, MCI, the U.S. Postal Service, the Nasdaq Stock Market, Pixar, Canon, Xerox, Sequent, the NYSE and others.

The Company's agreements with VARs, distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause. In addition, many of the VARs, distributors and OEMs with which the Company does business also carry products or product lines of the Company's competitors. Thus, there can be no assurance that any VAR, distributor or OEM will continue to represent the Company's products. The termination of any such relationship could adversely impact the Company's business, results of operations and financial condition.

One OEM customer accounted for 22.7% of net sales for the year ended January 31, 1997. Because the Company's OEM customers are generally not obligated to make minimum future purchases, or to provide the Company with binding forecasts of product purchases for any future period, the failure to achieve and maintain significant sales to OEMs or to offset any decline in sales to particular OEM customers would have a material adverse effect on the Company's business, results of operations and financial condition.

CUSTOMER SERVICE AND SUPPORT

The Company is committed to providing quality customer service and support. The Company's customer service organization assists both resellers and end-users through its Network Requirements Assessment and Installation Plan ("NRAIP"), which helps ensure a smooth and successful installation. Based on the size and scope of the installation, the NRAIP includes pre-installation planning, central site surveys, interfacing with vendors, performing configuration analysis, and creating an installation plan. The Company generally provides complete equipment installation, test and system integration, and basic customer training as regards equipment operation and diagnostics.
Equipment relocation services are also available.

All of the Company's products are warranted against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and up to lifetime warranties for certain, selected products. Telephone technical support programs for hardware and software generally cover the first fifteen months from purchase. The Company's On Site Support Agreement includes access to a toll-free help desk and 24 hour per day, seven days per week telephone technical support. The Company also provides on-site support via facsimile and on-line bulletin board services.

The Priority Telephone Technical Response Program is a support program designed specifically for VAR customers.

The Company currently provides service and support to its international end-users through its independent distributors, and plans to offer similar support to its Asian customers in the future.

RESEARCH AND DEVELOPMENT

The Company's research, development and engineering team includes 108 engineers and technical staff dispersed across the Company's various divisional locales. This staff is charged with advancing the state of core hardware (ASICs) and software (protocols and standards for LAN and WAN) technologies owned by the Company, as well as other, emerging technologies. The Company's team is actively leveraging in-house technological innovation across the Company's product lines, while also identifying areas of technological opportunity and threat.

In order that the Company's team be fully informed of evolving technologies and standards and have a voice in the direction of that evolution, the Company actively participates in standards bodies, including the ATM Forum, the Frame Relay Forum, the Network Management Forum, IETF, and the Gigabit Ethernet Alliance.

In the year ended January 31, 1997, the Company incurred $6,129,000 of research, development and engineering expenses, including salaries and developmental tools. This level of expenditure is below the ten percent of sales which the Company has set as a target for future research, development and engineering expenses. During the years ended January 31, 1997 and 1996 the Company's emphasis was on acquiring in-process research and development through acquisitions and is now transitioning to internal development.

MANUFACTURING AND QUALITY

The Company operates a registered ISO-9001 manufacturing plant. Although not all of the Company's products are currently produced at that facility, it is the Company's goal to have all of its products carry the ISO-9001 Seal of Approval for commercial markets. Since ISO-9001 is the most stringent of the ISO-9000 series, the Company perceives this to be a competitive advantage in global markets.

The Company's Radio Frequency Synthesis business unit has adopted Total Quality Management (TQM) and currently has a quality program underway involving each of its employees. This program is compliant with MIL-Q-9858 and MIL-STD-2000.

AVAILABILITY OF RAW MATERIALS

Many of the Company's products require certain components which may not be readily available. These include: opto-electronic components, microprocessors, custom integrated circuits, fiber optic transceivers, and FDDI and Ethernet chip sets.

The Company's ASICs are critical to the Company's ability to make timely shipments to its customers, and therefore to its overall success. Hence, the Company obtains its ASICs from more than one foundry. The Company believes its products can be reengineered to minimize the effects of component shortages.

The Company manufactures as well as outsources its products. To minimize the risks of component or product shortages the Company attempts to maintain mulitple supply sources, however, there can be no assurance that such sources will be adequate to meet the Company's needs.

PATENTS, TRADEMARKS AND LICENSES

The Company holds patents but does not conduct its business with reliance upon patent protection. The Company could be subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Although the Company has not been threatened and is not involved with any such patent infringement litigation, and while the Company believes that it is not infringing on the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims would not have a material impact on the Company's business.

The Company protects its properties through trademark protection whenever feasible and is currently threatening litigation against another company for such trademark infringement. There can be no assurance that the Company will be successful in its efforts to protect its trademarks.

The Company uses proprietary software and hardware technology to facilitate new product development. This technology is unlikely to be replicated even though it is not legally protected. However, while replication is unlikely, the Company can give no assurances that its proprietary technology could not be misappropriated.

SEASONALITY

It is expected that the Company's sales will be impacted by the buying patterns of its customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, and other factors.

WORKING CAPITAL PRACTICES

The Company has historically maintained high levels of inventories to meet the output requirements of its customers and to ensure an uninterrupted flow of inputs from its suppliers. It is not the Company's standard policy to grant customers the right to return merchandise that performs according to specifications, nor is it the Company's standard policy to grant customers extended payment terms.

In the year ended January 31, 1997, one customer accounted for 22.7 percent of the Company's revenues. In the year ended January 31, 1996, no one customer accounted for more than 10 percent of the Company's revenues.

BACKLOG

As of January 31, 1997, the Company had backlog of $11,856,000 representing purchase orders received with little or no cancellation option. Increasingly, a substantial portion of the Company's business is booked within the same 30-day period that it is shipped, therefore backlog is not necessarily reflective of the Company's future or even near-term prospects.

Additionally, an increasingly substantial portion of the Company's business is from OEMs. The Company has some customer agreements providing for shipment forecasting and rescheduling by customers generally within 15 to 30 days from scheduled ship dates as well as stock rotation credits. These agreements are subject to cancellation by either party without penalties.

COMPETITION

Competition in the networking market is intense, and the Company believes that competition will increase substantially through the growth of network usage and through potential regulatory changes. The Company's markets are characterized by a variety of competitors both larger and smaller than the

Company. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company.

The Company's key remote access competitors include Adtran, Motorola-UDS, ADC Kentrox, Sync Research, Digital Link, Ascend, 3Com, Bay Networks, Proteon, ACC, Motorola and many others. Key network adapter competitors include 3Com, Interphase, Network Peripherals, Adaptec, SysKonnect and SDL. Key hubs and switches competitors include 3Com, Cisco Systems, Intel, Bay Networks and many others.

In the multifunction server market, the key competitor is Hewlett Packard, which is dominant, while other major players include Intel, ESI, Axis and Emulex.

The Company's broadband connectivity products are competitive with the products offered by numerous other companies, including Cienna, Scientific Atlanta, Tektronics and Phillips.

The Company believes it has no direct competitors for its NCC chip at this time.

Primary competitors in the wireless technology markets in which the Company intends to increase its presence include Motorola, Tellabs, Qualcomm, Texas Instruments and Interdigital.

In addition to those firms specifically named, the Company faces increasing competition from numerous other firms.

The rapid technological developments within the networking arena have resulted in frequent shifts in key competitors. The Company believes its success in competing in this arena depends primarily on successful implementation of its business strategy. This will require leveraging all of the Company's engineering, manufacturing and marketing skills and maintaining and improving the price, quality and reliability of its products, delivery systems, and service capabilities. The market for the Company's products is increasingly characterized by significant price competition, and as a result the Company may face increasing pressure from current and future competitors, both domestic and foreign, to reduce prices and margins or to surrender market share in certain or all of the markets for its products.

The Company believes that technological change and convergence, ongoing regulatory change, industry consolidation and the emergence of new entrants will continue to cause rapid evolution in the competitive environment of the networking arena. The Company also believes that the full scope and nature of this evolution is difficult to predict at this time, and that this evolution may create new opportunities to be exploited. The Company expects, however, that such opportunities would increase competition with current competitors as well as attract new competitors. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company faces will not materially and adversely affect its business, operating results and financial condition.

ENVIRONMENTAL COMPLIANCE

The Company is required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of its laser-based products, which are used in fiber optics communications. All of the Company's products comply with required safety level standards.

EMPLOYEES

As of January 31, 1997, the Company employed 1,849 persons, including 326 full-time employees in engineering, 1,174 in manufacturing and quality assurance, 95 in sales and marketing, 237 in administration, and 17 executives. None of the Company's employees are represented by a collective bargaining agreement, and management believes that relations with its employees are good.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to introduce Gigabit Ethernet, ATM switches for workgroups and enterprise markets, scalable routers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2.    PROPERTIES.

The Company occupies 499,200 square feet of office, manufacturing and distribution space: 206,200 square feet in the United States and 293,000 square feet in Hong Kong and China, as detailed below:

The Company's corporate headquarters occupies a 6,200 square foot facility located in Santa Monica, California under a lease expiring April 30, 2001.

The NIC Division occupies a 27,400 square foot facility located in Santa Barbara, California under a lease expiring February 28, 1998.

The Internetworking Division occupies a 72,000 square foot facility located in Annapolis Junction, Maryland under a lease expiring October 31, 1999.

The Switching Division and midwestern staff of the Internetworking division occupy a 4,300 square foot facility in Naperville, Illinois under a lease expiring March 31, 1999.

The Broadband Division occupies a 36,000 square foot facility in San Diego which is owned by the Company. Additional Broadband Division facilities include a 12,300 square foot facility in San Diego under a lease expiring August 31, 1997, and an 18,000 square foot facility in Fremont, California under a lease expiring July 31, 1997. This latter facility is shared by the Distribution Sales Division. The Company plans to not renew the lease on the 12,300 square foot Broadband Division facility referenced above, but will instead relocate its activities there to the Company-owned facility in San Diego.

The Multifunction Server Division occupies a 30,000 square foot facility in Waltham, Massachusetts leased on a month-to-month basis.

The offices of the Far East Division occupy a 14,000 square foot facility in Hong Kong which is owned by the Company which replaced the 21,000 facility leased through May 31, 1996.

The Far East Division leases space totaling 279,000 square feet in Guandong, China, used primarily for manufacturing, warehousing, distribution and administrative offices. The lease on this facility expires on May 31, 1999.

The Company has eight sales offices located around the United States, and one sales office in the United Kingdom totaling 9,400 square feet. All such offices are leased for varying terms.

The Company believes that its existing and planned facilities are and will remain adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS.

PENDING LITIGATION AND POTENTIAL CLAIMS

Interphase, Inc., sued Rockwell International Corporation in connection with the Company's acquisition of RNS. Interphase later named the Company as an additional defendant. The case has been dismissed in Texas without prejudice. The Company believes that further action by the plaintiff would be frivolous and without merit and the Company is indemnified by Rockwell International Corporation against any loss arising from this action.

PT. Tek Indo Mangun Utama filed suit in April 1997 against Meret Communications, Inc. The suit is filed in Los Angeles Superior Court. The action was brought by an Indonesian corporation claiming that the Company's Broadband Division, then known as Meret Communications, Inc., breached a purchase agreement. Plaintiff seeks payment for lost profit and business opportunities, penalties incurred, interest, and related legal fees. Management believes that this action is without merit. Management further believes that any loss arising from this matter would not be material to the Company's business.

Charles H. Fargo, on behalf of himself and all others similarly situated, filed suit in May of 1994 against Joseph McCartney, Robert L. Ott, DeWayne Davis, David Sowell, David Spivey, and Tom Watson, collectively the former officers and directors, and Builders Warehouse Association, Inc., in United States District Court, Eastern Division of Arkansas, Western Division. The plaintiff, who purports to represent all persons who purchased stock of Builders Warehouse Association, Inc., between March 3, 1993 and April 17, 1994, seeks a declaration that his action be determined a class action under Federal Rules, and seeks compensatory damages, costs and attorneys fees. Plaintiff alleges that Builders Warehouse Association, Inc. (BW), violated certain securities laws and committed common law fraud and deceit through the issuance of positive statements. The Company believes the matter is without merit as to it, its officers and directors. No provisions for any loss that may result upon the resolution of this matter were made in the audited financial statements of BW for the fiscal year ended May 31, 1996, and the Company did not assume any liabilities of the former officers and directors in this matter in its acquisition agreement with BW. The matter is currently in discovery and the Company believes it is premature to evaluate the likelihood of an unfavorable outcome or the extent of such outcome, if any.

The Company is a party to several lawsuits related to businesses sold in prior years. The majority of such claims were assumed by the buyers in conjunction with the sales, and as such the buyers have indemnified the Company against any loss with respect to those claims. Management believes that any losses to the Company, if any were to occur, as a result of these lawsuits would be immaterial.

The Company and its subsidiaries are involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or the results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994.

The following table sets forth the high and low closing bid prices for the Company's Common Stock in the over-the-counter market from February 1, 1995 to January 31, 1997, based upon information obtained from Nasdaq and taking into account the 2-for-1 split on February 12, 1996. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

Fiscal 1995-1996                                          High           Low
----------------                                          ----           ---
Quarter from February 1, 1995 to April 30, 1995           $3.81        $1.38
Quarter from May 1, 1995 to July 31, 1995                 $3.50        $2.81
Quarter from August 1, 1995 to October 31, 1995           $5.25        $2.88
Quarter from November 1, 1995 to January 31, 1996         $6.56        $3.56

Fiscal 1996-1997
Quarter from February 1, 1996 to April 30, 1996          $14.50        $7.00
Quarter from May 1, 1996 to July 31, 1996                $20.00        $9.31
Quarter from August 1, 1996 to October 31, 1996          $11.88        $7.81
Quarter from November 1, 1996 to January 31, 1997        $11.25        $7.38

On April 28, 1997, the average of the high and low bid quotation for the Company's Common Stock was $7.31 per share. However, there is no assurance that a market in the Company's securities will continue.

As of April 28, 1997, the latest practicable date, there were 1,440 shareholders of record, including brokerage firms and nominees, of the Company's Common Stock. As of February 20, 1997, there were 4,568 were non-objecting beneficial holders of the Company's Common Stock.

The Company has never paid any cash dividends on its Common or Preferred Stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of the Company's business, it is not anticipated that any cash dividends will be paid to the holders of the Common or Preferred Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations reflect the pooled activities of the Company and its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), Digital Products, Inc. ("DPI"), Distributed Systems International, Inc. ("DSI"), Builders Warehouse Association, Inc. ("BW") and Relialogic Technology Corporation ("RTC"); R-Net International, Inc. from its inception in November 1995; the Rockwell Network Systems ("RNS") division of Meret from January 31, 1996; Uni Precision Industrial Limited ("FED") from April 1, 1996; PDP Acquisition Corporation ("PDP") from its inception on May 24, 1996; Sciteq Electronics, Inc. from May 31, 1996; and Cray Communications, Inc. ("Cray") from June 30, 1996.

RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 1997 AND JANUARY 31 1996

Net sales and gross profit of the Company for the year ended January 31, 1997, were $115.9 million and $31.7 million, respectively, as compared to $34.5 million in net sales and $12.7 million gross profit for the year ended January 31, 1996. The increase in net sales and gross profit is primarily the result of businesses acquired during the year ended January 31, 1997 as well as internal growth. (See Footnote A to the Consolidated Financial Statements contained in
Part II herein.)

Cost of sales for the year ended January 31, 1997 increased to $84.2 million, up from $21.7 million for the year ended January 31, 1996. This increase resulted from the acquisitions during the year ended January 31, 1997, internal growth and a second quarter charge of $1.9 million for slow-moving and obsolete inventory purchased in connection with RNS. Gross margin declined to 27.3% for the year ended January 31, 1997, from 37.0% for the year ended January 31, 1996, reflecting the lower gross margins intrinsic to manufacturing operations (FED) as well as the inventory charge noted previously.

Selling and administrative expense totaled $23.7 million, or 20.5% of net sales for the year ended January 31, 1997. This compares to $10.3 million, or 29.9% of net sales for the year ended January 31, 1996. The increase in the dollar amount of these expenses resulted from the addition of acquired businesses. As a percentage of net sales, however, these operating expenses declined reflecting the impact of the higher sales level attained by the acquired businesses. The 9.4% decline does not reflect the full impact of the synergies to be achieved by the vertical and horizontal integration of the past year's acquisitions and management believes that ongoing Phase II programs may further reduce selling and administrative expenses as a percentage of net sales, however, there can be no assurances that such reductions will be achieved.

Research, development and engineering expenses were $6.1 million for the year ended January 31, 1997, representing only 5.3% of net sales as compared with $3.9 million for the year ended January 31, 1996, or 11.2% of net sales. This lower percentage reflects the Company's emphasis on purchasing in- process research and development and purchased technology in connection with its acquisitions during the year ended January 31, 1997. Management expects that in future periods, research, development and engineering expenses will approximate a target level of 10% of net sales.

In-process research and development purchased in connection with the acquisitions of Sciteq, Cray and PDP was $13.7 million and in accordance with Statement of Financial Accounting Standards No. 2 this amount was expensed immediately during the year ended January 31, 1997. No such comparable amounts were incurred during the year ended January 31, 1996. Other operating expenses included acquisition-related charges of $1.8 million for the year ended January 31, 1997. This amount included amortization of purchased technology, excess cost over net book value of assets acquired, and negative goodwill of $325,000 as well as the costs associated with acquisitions accounted for as poolings of interests during the year ended January 31, 1997. During the year ended January 31, 1996 the amortization of negative goodwill decreased other operating expenses by $951,000. (See Note A to the Consolidated Financial Statements contained in Part II herein).

Total operating expenses for the year ended January 31, 1997 were $45.3 million, or 39.1% of net sales, as compared to $13.3 million, or 38.5% of net sales for the year ended January 31, 1996. The relative constancy of operating expenses as a percentage of net sales between the years ended January 31, 1997 and 1996 reflects reductions of expenses not related to acquisitions (selling, marketing, engineering, research, development, general and administrative) and the increase in the acquisition related expenses (purchased research and development, various amortization expenses, and costs of poolings).

Investment income was $418,000 for the year ended January 31, 1997, as compared to a net investment loss of $200,000 in the year ended January 31, 1996. This increase is the result of the investment by the Company of its securities proceeds prior to utilization in the operations of and acquisitions by the Company.

Interest expense was $2.4 million or 2.0% of net sales for the year ended January 31, 1997 compared to $574,000 or 1.7% of net sales for the year ended January 31, 1996. The increase in interest expense was the result of expanded borrowing for continuing and newly acquired businesses and an imputed commission recorded as interest expense of $582,000 incurred in connection with the placement of convertible debentures (see Note G to the Consolidated Financial Statements contained in Part II herein).

Provision for income taxes for the year ended January 31, 1997 was $182,000, as compared to $10,000 for the year ended January 31, 1996. The increased tax provision resulted from the profitable operations of the Company's newly-acquired Far East Division and full utilization during the current year of its remaining net operating loss carryforwards. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryforwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the asset will not be realized.
(See Note M to the Consolidated Financial Statements contained in Part II herein).

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations and acquisitions from debt issuances, bank lines of credit and security placements.

The Company through private placements of its 8% callable, convertible debentures raised net proceeds of $16.8 million through June 1996. If not called by the Company prior to conversion by the holders, the debentures convert into the Company's common stock at the then common stock market price. Warrants to purchase 96,056 shares of common stock at prices from $8.13 to $14.36 per share were also issued in this placement. If not previously converted by the holder or called by the Company the remaining $550,000 face amount outstanding at January 31, 1997 will be due during 1999. 2,187,319 shares of the Company's common stock were issued during the years ended January 31, 1997 and 1996 upon conversions of debentures. (See Note G to the Consolidated Financial Statements contained in
Part II herein).

The Company through private placements of its 8% callable, convertible preferred stock raised net proceeds of $18.8 million. These shares carry a dividend rate of 8% (beginning various dates after issuance), and include call and conversion provisions at market or various conditions thereto. Warrants to purchase 338,032 shares of common stock at $10.50 to $18.00 per share were also issued in this placement. 2,057,556 shares of the Company's common stock were issued in conversions of this preferred stock. (See Note J to the Consolidated Financial Statements contained in Part II herein.)

Additionally, the Company completed private placements of its non-dividend bearing, callable, convertible preferred stock which resulted in net proceeds of $2.3 million during January, 1997, and an additional $5.0 million subsequent to year end. These shares are also callable and convertible at market or various conditions thereto. Warrants to purchase 29,962 shares of common stock at $10.50 per share were also issued in this placement. (See Notes J and P to the Consolidated Financial Statements contained in Part II herein.)

At January 31, 1997 the Company has $11,197,000 face value of currently convertible preferred stock outstanding.

During the year ended January 31, 1996, Company completed private placements of its common stock resulting in proceeds of $835,000.

At January 31, 1997, the Company had credit facilities of $24.1 million of which $15.7 million were utilized as of that date. These credit facilities include $16.0 million provided by Coast Business Credit ("Coast"), an asset based lender, collateralized by accounts receivable, inventory and equipment and $8.1 million provided by various financial institutions in the Far East collateralized by FED's leasehold land and buildings, fixed bank deposits, and inventories. (See Note E to the Consolidated Financial Statements contained in
Part II herein).

At January 31, 1997, the Company had net worth of $32.9 million, with total assets of $78.5 million. Of these assets, current assets totaled $48.9 million including $5.8 million of cash and cash equivalents, $19.1 million of accounts receivable and $21.8 million of inventory. The Company's working capital at January 31, 1997 was $9.6 million.

The Company incurred a cash flow deficit of $1.7 million from operating activities during the year ended January 31, 1997, as compared to a $1.0 million deficit during the year ended January 31, 1996. This increase in net operating cash flow outlays is reflective of the net cash inflow from operations after adjustment for non-cash income and expense of $1.5 million net of the increases in accounts receivable and inventories and the decrease in accrued expenses (which includes a $1.3 million dividend due the former shareholders of FED prior to the acquisition by the Company). This increase in current assets has been financed, in part, by the various lines of credit maintained by the Company and its subsidiaries. (See Note E to the Consolidated Financial Statements contained in Part II herein).

Investing activities during the year ended January 31, 1997 consisted of items related to the acquisition activities of the Company including net cash outlays of $15.8 million and the purchase of other assets of $1.1 million and items related to other capital expenditures including purchases of property, plant and equipment (including the San Diego facility) of $6.4 million, expenditures for software development costs capitalized of $3.1 million.

The financing activities of the Company during the year ended January 31, 1997 provided net cash inflows of $31.7 million as compared with $2.9 million during the year ended January 31, 1996. This $28.8 million increase is primarily the result of private placements of the Company's convertible preferred stock and debentures ($37.9 million before redemptions), net of redemption of preferred stock ($6.3 million) and net long term debt financing ($726,000).

The Company's customers generally remit payments within the terms of sale. The Company is currently able to meet its obligations as they become due.

Management believes that the Company has sufficient working capital to meet its planned level of operations. Management is implementing plans which it believes will enable the Company to internally generate funds for its current operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company plans to grow both internally as well as through acquisitions. The capital needed to accomplish this as well as to meet obligations arising out of acquisitions previously completed will have to be raised to the extent funds are not then available. (See Note A to the consolidated financial statements contained in Part II herein.) The Company cannot give any assurances that sufficient capital will be available when needed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This pronouncement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented after the effective date. The Company has not determined the effect on its EPS from the adoption of this statement.

OTHER MATTERS

See Item 3. "Legal Proceedings" contained herein.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 7 is set forth in Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company engaged BDO Seidman, LLP, to audit the Company's consolidated financial statements for the year ended January 31, 1997 on January 29, 1997 subject to audit committee and approval by the Board of Directors which was received April 10, 1997 thereby replacing Weinbaum & Yalamanchi. Weinbaum & Yalamanchi served as the independent auditor of the Company's financial statements for the years ended January 31, 1994 through 1996.

During the years ended January 31, 1996 and prior to Weinbaum & Yalamanchi's replacement, the Company had no disagreements with Weinbaum & Yalamanchi on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinbaum & Yalamanchi, would have caused Weinbaum & Yalamanchi to make reference to such matters in its reports.

The Company authorized Weinbaum & Yalamanchi to respond fully to the successor auditor during their audit of the Company's financial statements.

                                    PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On April 28, 1997, the Company's Directors and executive officers were:

      Name                      Age      Position
      ----                      ---      --------
Par Chadha                       42      Chief Executive Officer, Director
Sharon G. Chadha                 42      Chairman, Director
Xin Cheng, Ph.D.                 41      President, Director
Leonard Hecht                    60      Director
Christopher E. Sue               34      Chief Financial Officer, Secretary
Barry Witz                       56      Director

The Company's By-Laws provide that the members of the Board of Directors be elected annually by the Shareholders of the Company for one-year terms. The Company does not offer cash compensation to its directors for their service as such. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers except that Par Chadha and Sharon G. Chadha are husband and wife.

Officers serve at the discretion of the Board of Directors, and there are no employment agreements between the Company and any of its officers.

Par Chadha has been Chief Executive Officer of the Company since November, 1996. Mr. Chadha founded the Company in 1981 and has been a director of the Company since that time. He served as President and Chief Executive Officer of the Company from July, 1981, through May, 1993, and as Chairman from July, 1981, through June 18, 1996. Mr. Chadha was a director and Chairman of BW from March, 1995, through September, 1996. Mr. Chadha was a director of Saratoga Brands, Inc., from January, 1995, through July, 1995, and director and Chairman of Phoenix Laser Systems, Inc., from September, 1993, through November, 1993. He has been Chairman, President and Chief Executive Officer of Oxford Acquisitions Group, Inc., since February, 1994. Mr. Chadha is also a director of Rand Research Corporation, RII Partners, Inc., and RT Investments, Inc., which are privately held companies.

Sharon G. Chadha has been a director of the Company since 1983, was Chief Executive Officer from May 1993 through November, 1996, and has been Chairman since June 18, 1996. Mrs. Chadha also served as Treasurer and Secretary of the Company from August, 1988, through June, 1993, and as Chief Financial Officer from 1983 through January, 1996. Mrs. Chadha is a director and President of Rand Research Corporation and RT Investments, Inc., which are privately owned.

Xin Cheng, Ph.D., has been President and director of the Company since September 1995, and was Secretary from June 1993 to February, 1997. Dr. Cheng holds a Ph.D. in electrical engineering from the University of California, Irvine. Since 1988, Dr. Cheng has been Senior Staff Scientist of Advanced Technology for the Company.

Leonard N. Hecht, has been a director of the Company since June 18, 1996. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financings which he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly-held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

Barry Witz became a director of the Company upon the Company's merger with Builders Warehouse Association, Inc., in September, 1996. Mr. Witz also serves as Chairman of the Board of Saratoga Brands, Inc., a Nasdaq company. Mr. Witz's expertise is in the areas of corporate and securities law, and in mergers and acquisition finance. Since 1994, he has been Chairman of the Board, Director and President of Brite Lite Industries, Inc., a privately held company. Mr. Witz has acted as an attorney for the United States Securities and Exchange Commission. He has been an officer of the New York Stock Exchange, and was a Senior Partner in the law firms of Arvey, Hodes, Costello, & Burman, and Wood, Lucksinger & Epstein.

Christopher E. Sue has been Chief Financial Officer of the Company since January, 1996, and Secretary since February, 1997. He was Chief Financial Officer of Meret from December, 1995 to January, 1996. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant.

On April 28, 1997 other key employees of the Company were:

       Name                                Position
       ----                                --------
 Cornelius Peterson III         President, Network Print Server Division
 Anthony P. Mauro               President, RF Synthesis Unit
 Nicholas J. Whelan             President, Networking Division
 Kelvin Y. O. Li                President, Far East Division
 Arthur Trakas                  President, Sales Division
 John Hwang                     President, Commerical Sales Division
 James M. True                  Vice President, Marketing Division
 Robert Miller                  Director, NIC Division
 PG Narayanan                   President, Internetworking Division
 Ronald Mackey                  President, Switches and Hubs Division
 E. Kirk McQuay                 Vice President, U.S. Manufacturing Operations

Cornelius Peterson III, President, Network Print Server Division, joined the Company upon its acquisition of DPI. Mr. Peterson had served as president and chief executive officer of DPI since founding the company in 1984. Prior to DPI, Mr. Peterson founded Distribution Management Systems, Inc., a supplier of distribution systems for Fortune 100 companies. The company was sold in the spring of 1987 to Cullinet Corporation. Mr. Peterson was also a founder of Softech, a leading supplier of computer language and software development and services. Mr. Peterson holds B.S. and M.S. degrees from the Massachusetts Institute of Technology.

Anthony P. Mauro, President, RF Synthesis Unit, joined the Company upon its acquisition of Builders Warehouse Association, Inc., where he had served as General Manager of its subsidiary, Sciteq Electronics, Inc., from 1993. From 1990 to 1993, Mr. Mauro served as Executive Vice President of Hixon Metal Finishing. Concurrent with these positions, Mr. Mauro has been Owner and President of Two Mauro Enterprises and MFG Service Co. Mr. Mauro received a Bachelor of Science degree from Fordham University and a Master of Science degree in Electrical Engineering from the California State University, Pomona. Mr. Mauro also has a M.A. degree in Vocational Education from the California State University, San Bernadino. Mr. Mauro has over 30 years experience in multi-facility international operations, high-tech electronics and telecommunications.

Nicholas J. Whelan, President, Networking Division, joined the company upon its acquisition of RNS. Mr. Whelan joined RNS in 1994 to lead that company's transition toward becoming a mainstream high-growth PC-based market supplier focused on workgroup connectivity. Mr. Whelan has over 20 years of experience in design engineering, product management, marketing and business development in the WAN industry. Prior to his employment at RNS, Mr. Whelan was director of international marketing for Tellabs, where he was responsible for worldwide marketing and business development. Prior to Tellabs, Mr. Whelan served in various management capacities at Case Communications and Netrix Corporation. Mr. Whelan holds a B.S. degree in electrial enginerring from the University of Limerick in Ireland.

Kelvin Y. O. Li, President, Far East Division, joined the Company upon its acquisition of Builders Warehouse Association, Inc., where he had served as President of its subsidiary, Relialogic Technology Corporation ("RTC"), and as the Chief Executive Officer of its subsidiary, Uni Precision Industrial, Ltd. Mr. Li was a founder of Relialogic Corporation and served as its president until its dissolution in May, 1994. Mr. Li has been a director of Co-Time Computer and Uni Precision Industrial, Ltd., in Hong Kong. From 1984 to 1989, Mr. Li worked as a sales engineering manager for Hong Kong Ryosan.

Arthur Trakas, President, Sales Division, is responsible for the Company's sales efforts directed to the OEM, carrier, VAR and government segments of the networking market. Mr. Trakas joined the Company upon its acquisition of RNS, which he joined in 1991 as a regional sales manager. Mr. Trakas was named Director of Sales for RNS in August, 1995. Mr. Trakas has over 15 years of sales and management experience, focused primarily on government customers through direct sales, government systems integrators, resellers and distributors. Prior to joining RNS, Mr. Trakas was a regional sales manager at Wang Federal. Mr. Trakas holds a B.S. degree from Wheeling College.

John S. Hwang, President, Commercial Sales Division, joined the Company upon its acquisition of Builders Warehouse Association, Inc., where he had served as Vice President of Sales and Marketing of its subsidiary, RTC, since June, 1994. From 1991 to 1993, Mr. Hwang served as a consultant to Relialogic Corporation. From 1984 through 1991, Mr. Hwang was employed by Samsung America, Inc., as a manager and, from 1989 through 1991, as a Vice President of sales and marketing for computer and monitor products.

James M. True, Vice President, Marketing Division, joined the Company in 1996 upon its acquisition of Cray Communications. He is responsible for corporate marketing, corporate communications and public relations in the Company. Mr. True has over twenty years experience in the communications industry. Prior to joining the Company he was the Director of Marketing for Cray Communications. From 1989 through 1992, Mr. True was in charge of product marketing for the Local Area Networking and Network Management products at Ascom Timplex. Mr. True's end-user background includes networking engineering for Dow Jones & Company, where he was responsible for a multimillion dollar terrestrial and satellite communications network. Mr. True also served eight years in the United States Navy where he received several awards for his contributions to the DOD satellite operations and training facilities

Robert Miller, Director, NIC Division, joined the Company upon its acquisition of RNS. He has been President of the NIC division since December, 1996. From 1994 to 1996, Mr. Miller was Software Engineering Manager for RNS. He began his career as a software engineer at RNS in 1986, which was then known as Communications Machinery Corporation. He has over ten years experience in project development management and high speed networking adapters. Mr. Miller holds a B.S. in computer science from the University of California, Santa Barbara.

PG Narayanan, President, Internetworking Division, joined the Company upon its acquisition of Cray Communications, Inc. He has over seventeen years of data communication experience, especially in Local Area Networking and Wide Area Networking. From 1984 through 1996, Mr. Narayanan was a manager of Cray in several capacities, including manufacturing, purchasing, quality control, customer service, human resources, marketing, and research and development. Prior to Cray, Mr. Narayanan was a principal engineer for Racal Datacom. Mr. Narayanan holds B.S. and M.S. degrees in electrical engineering from Northeastern University.

Ronald Mackey, President, Switches and Hubs Division, joined the Company upon its acquisition of Distributed Systems International, Inc. ("DSI"). Mr. Mackey was a founder of DSI in 1990. As president of DSI, he helped develop the ANSI FDDI and FDDI-II standards and was key in the development of DSI's FDDI station management software (SMT++). Prior to DSI, Mr. Mackey designed and developed real-time distributed database systems for AT&T Bell Laboratories. Mr. Mackey holds a B.S. in computer science from the University of Missouri-Rolla and an M.S. in computer science from the Georgia Institute of Technology.

E. Kirk McQuay, Vice President, U.S. Manufacturing Operations, joined the Company in May, 1993. He is responsible for the Company's U.S.-based manufacturing operations including materials control, production and quality assurance as well as the Company's technical and field support. Mr. McQuay has over twenty five years experience in the high technology industry. Prior to joining the Company, Mr. McQuay was Vice President and General Manager of the Computer Services Division of C3, Inc., a systems integrator for the Federal Government. Prior to his tenure at C3, Inc., Mr. McQuay held executive positions with Stardent Computer, Inc., CGX, Inc., and Digital Equipment Corporation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To the knowledge of the Company, all filing requirements under Section 16(a) in respect of the Company were complied within the year ended January 31, 1997.


ITEM 10.   EXECUTIVE COMPENSATION

Both the officers and directors may receive remuneration from the Company, and reimbursements may also be made for any expenses incurred on behalf of the Company. The Company's bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance at a Board of Directors meeting.

At this time the Company does not offer any retirement benefits, profit sharing or other similar remuneration plans or programs.

The Company has two stock option plans in effect: the 1987 Stock Option Plan and the 1988 Stock Option Plan. The stock options have been made available to certain employees, consultants and directors. All options are granted at not less than fair value at the date of grant. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation awarded to, earned by, or paid to (i) all individuals who served or functioned as the Company's Chief Executive Officer ("CEO") during the fiscal year ended January 31, 1997 and (ii) the Company's four most highly compensated executive officers who were serving at the end of the fiscal year ended January 31, 1997 whose annual salary and bonus exceeded $100,000 (all of the foregoing individuals being hereinafter referred to collectively as the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries for the Company's last fiscal year, ended January 31, 1997.


                           SUMMARY COMPENSATION TABLE

                                                                                                                        All Other
                                                                                                                      Compensation
 Name and Principal Position      Year          Annual Compensation                   Long-Term Compensation               ($)
----------------------------   -------- ----------------------------------- ---------------------------------------- --------------
                                                                    Other                    Securities   Long-
                                                                    Annual    Restricted        Under-     Term
                                                                   Compen-      Stock           Lying    Incentive
                                                                    sation     Award(s)        Options     Plan
                                         Salary ($)  Bonus ($)       ($)         ($)             (#)      Payouts
                                        ------------ ----------- ---------- --------------- -----------   ---------  --------------
 Sharon Chadha, Chairman,         1997      0            0            0           0              50,000      0             0
 Chief Executive Ofificer         1996      0            0            0           0              50,000      0             0
                                  1995      0            0            0           0             100,000      0             0

 Par Chadha, Director,            1997      0            0            0           0              50,000      0             0
 Chief Executive Ofificer         1996      0            0            0           0             402,500      0             0
                                  1995      0            0            0           0             100,000      0             0

LONG-TERM INCENTIVE PLANS

The Company has no long-term incentive plans other than the 1987 and 1988 Stock Option Plans.


OPTION GRANTS - YEAR ENDED JANUARY 31, 1997

The following table summarizes all grants of stock options made during the year ended January 31, 1997 to each of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants
-----------------------------------------------------------------------------------
                  Number of     % of Total
                 Securities      Options
                 Underlying     Granted to
                   Options      Employees         Exercise of                       Potential Realizable Value at Assumed Rates
                   Granted      in Fiscal         Base Price         Expiration     of Stock Price Appreciation for Option Term
        Name       (#) (A)         Year           ($/Sh) (B)            Date                            (B)
-------------- -------------   --------------- ------------------ ----------------- ---------------------------------------------
                                                                                        0% ($)          5%  ($)        10% ($)
                                                                                    ----------      ------------    -----------
Sharon Chadha      50,000         2.65%              $7.92           1-Feb-2006           0            249,042        631,122
Par Chadha         50,000         2.65%              $7.92           1-Feb-2006           0            249,042        631,122

(A)   Options grants are subject to shareholder approval.

(B) The value indicated is a net amount, since the aggregate exercise price has been deducted from the final appreciated value. 5% and 10% appreciation would result in per share prices of approximately $ 12.91 and $20.54, respectively, as of February 1, 2006.

AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED JANUARY 31, 1997 AND JANUARY 31, 1997 OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the year ended January 31, 1997 by each of the Named Executive Officers and the January 31, 1997, value of unexercised options.

                     AGGREGATED OPTION EXERCISES IN 1997 AND
                         JANUARY 31, 1997 OPTION VALUES

                           Shares
                          Acquired                          Number of Securities
                             on            Value           Underlying Unexercised          Value of Unexercised In-the-
                          Exercise        Realized       Options at Fiscal Year-End           Money Options at FY-End
         Name                (#)            ($)                    (#)(A)                             ($)(B)
----------------------- -------------- ------------  ----------------------------------  -----------------------------------
                                                      Exercisable         Unexercisable   Exercisable         Unexercisable
                                                     -------------        -------------  --------------      ---------------
Sharon Chadha                 -              -            100,000                50,000         825,000             166.500
Par Chadha                    -              -            335,000               167,500       2,594,550           1,051,275

(A) Options are "in-the-money" if, on January 31, 1997, the market price of the Common Stock ($11.25) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 1997, and the aggregate exercise price of such options.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 28, 1997, regarding the ownership of the Common Stock and voting Series E Preferred Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known to the Company to beneficially own 5% or more of Common Stock or voting Series E Preferred Stock; and (iv) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.


                                                                Common Stock                         Series E Preferred Stock
                                                    ---------------------------------------- ---------------------------------------
                                                                          Percentage of                              Percentage of
                                                      Number of            Outstanding            Number of           Outstanding
  Name of Beneficial Owner (A)                          Shares                 (J)                 Shares                 (J)
--------------------------------------------------- ------------------ --------------------- -------------------- ------------------
Par Chadha
2800 28th Street, Suite 100                             2,885,632 (B)         22.7%                   -                    -
Santa Monica, CA 90405
R II Partners, Inc.
2250 East Tropicana Ave., Suite 19-246                  1,666,582 (C)         13.6%                   -                    -
Las Vegas, Nevada  89119

                                                                Common Stock                         Series E Preferred Stock
                                                    ---------------------------------------- ---------------------------------------
                                                                          Percentage of                              Percentage of
                                                      Number of            Outstanding            Number of           Outstanding
  Name of Beneficial Owner (A)                          Shares                 (J)                 Shares                 (J)
--------------------------------------------------- ------------------ --------------------- -------------------- ------------------
R-T Investments, Inc.
2250 East Tropicana Ave., Suite 19-246                    93,600                *                     -                    -
Las Vegas, Nevada  89119
Rand Research Corporation
2250 East Tropicana Ave., Suite 19-246                   585,858               4.9%                   -                    -
Las Vegas, Nevada  89119
Sharon G. Chadha
2800 28th Street, Suite 100                               808,364 (D)          6.7%                   -                    -
Santa Monica, CA 90405
Barry Witz
505 S. Beverly Drive, Suite 1066                        2,137,682 (E)         16.9%                   -                    -
Beverly Hills, CA  90212
Brite Lite Industries, Inc.
505 S. Beverly Drive, Suite 1066                        1,400,482 (F)         11.4%                   -                    -
Beverly Hills, CA  90212
Leonard Hecht
18241 Lake Encino Drive                                   122,392 (G)          1.0%                   -                    -
Encino, CA 91316
Christopher E. Sue
2800 28th Street, Suite 100                                25,000 (H)           *                     -                    -
Santa Monica, CA 90405
Xin Cheng
2800 28th Street, Suite 100                               112,945 (I)           *                     -                    -
Santa Monica, CA 90405
Asia Broadcasting Communications Network, Ltd.
979/81-95 Phaholythin Road                                674,419              5.6%                   -                    -
Phyathai, Bangkok 10400 Thailand
Vantage Point Venture Partners 1996
1001 Bayhill Drive, Suite 140                             -                     -                     6,703              57.8%
San Bruno, CA 94066
MIM Alpha, L.P.
Cedar House, Cedar Avenue                                 -                     -                     2,250              19.4%
Hamilton HM12 Bermuda
LM LDC
Fort Street, Grand Cayman                                 -                     -                     2,653              22.8%
Cayman Islands, BWI
All Directors and executive officers as a group        5,412,557              39.7%                   -                    -

*     Less than 1%

      A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company.

      B) Includes shares, options and warrants held in the name of R II Partners, Inc., RT Investments, Inc., and Rand Research Corporation. Mr. Chadha owns, directly and indirectly, 100% of the outstanding capital stock of R II Partners, Inc., and RT Investments, Inc. Mr. Chadha holds exercisable options to acquire 335,000 shares of common stock at prices ranging from $1.50 to $7.92 per share (market price on the date granted). R II Partners, Inc., holds warrants to purchase 279,207 shares of common stock at the exercise price of $5.64 expiring June 30, 1997.

            Mr. Chadha also has options to purchase: 117,500 shares of common stock which are to be vested and exercisable on May 31, 1997. The exercise price of these options is $3.72 per share which was equal to the market price as of the August 7, 1995 grant date.

            Excluded are options to purchase 50,000 share of common stock which are not exercisable until approved by the shareholders. The exercise price of these options is $7.92 which was equal to the market price as of the February 2, 1996 grant date.

            Mr. Chadha disclaims beneficial ownership of 28,906 shares held by Ms. Chadha.

      C) Includes warrants held by R II Partners, Inc. to purchase 279,207 shares of common stock at the exercise price of $5.64 expiring June 30, 1997.

      D) Includes shares, options and warrants held in the name of Rand Research Corporation and RT Investments, Inc. Ms. Chadha owns, directly and indirectly, 100% of the outstanding capital stock Rand Research Corporation and RT Investments, Inc. Ms. Chadha holds exercisable options to acquire 150,000 shares of common stock at prices ranging from $1.50 to $4.50 per share (market price on the date granted).

            Excluded are options to purchase 50,000 share of common stock which are not exercisable until approved by the shareholders. The exercise price of these options is $7.92 which was equal to the market price as of the February 2, 1996 grant date.

            Ms. Chadha disclaims beneficial ownership of 87,092 shares held by Mr. Chadha.

      E) Includes shares, options and warrants held in the name of Brite Lite Industries, Inc. Mr. Witz owns, directly and indirectly, 100% of the outstanding capital stock of Brite Lite Industries, Inc. Mr. Witz holds exercisable options to acquire 260,200 shares of common stock at prices ranging from $1.00 to $3.72 per share (market price on the dated granted) Brite Lite Industries, Inc., holds warrants to purchase 279,207 shares of common stock at the exercise price of $5.64 expiring June 30, 1997.

            Mr. Witz also has options to purchase: 117,500 shares of common stock which are to be vested and exercisable on May 31, 1997. The exercise price of these options is $3.72 per share which was equal to the market price as of the August 7, 1995 grant date.

      F) Includes warrants held by Brite Lite Industries, Inc. to purchase 279,207 shares of common stock at the exercise price of $5.64 expiring June 30, 1997.

      G) Includes exercisable options held by Mr. Hecht to acquire 45,000 shares of common stock at prices ranging from $1.00 to $9.49 per share (market price on the date granted).

      H) Includes exercisable options held by Mr. Sue to acquire 25,000 shares of common stock at $6.88 (market price on the date granted).

      I) Includes exercisable options held by Mr. Cheng to acquire 77,448 shares of common stock at prices ranging from $1.00 to $4.50 per share (market price on the date granted).

            Excluded are options to purchase 50,000 share of common stock which are not exercisable until approved by the shareholders. The exercise price of these options is $7.92 which was equal to the market price as of the February 2, 1996 grant date.

      J) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by total shares outstanding of the Company at April 28,1997, of 12,002,691, plus the above-referenced unexercised options and warrants of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 12, 1995 the Company sold 165,275 shares of its Common Stock to R II Partners, Inc. and Brite Lite Industries, Inc. for marketable securities valued at $327,000. Such marketable securities are presently held by the Company and the Company is indemnified by R II Partners, Inc. and Brite Lite Industries, Inc. against declines in value of the marketable securities. See Notes C and O to the Consolidated Financial Statements contained in Part IV, Item 13 herein. Par Chadha, director and Chief Executive Officer, owns directly and indirectly 100% of the outstanding capital stock of R II Partners, Inc. Barry Witz, director, owns directly and indirectly 100% of the outstanding capital stock of Brite Lite Industries, Inc. The directors of the Company had an equity interest in RTC which was acquired by the Company as of May 31, 1995 for stock and warrants.

During the year ended January 31, 1997, the Company received non-interest bearing advances from Rand Research Corporation and R-T Investments, Inc. totaling $1,316,000 which were fully repaid through payments and the offset for an 8% demand loan from the Company to RT Investments, Inc. in the amount of $100,000 (including accrued interest of $5,000). Par Chadha, director and Chief Executive Officer, and Sharon Chadha, Chairman and director, own directly and indirectly 100% of the outstanding capital stock of RT Investments, Inc. and Rand Reseach Corporation.

During September through November 1996, the Company made non-interest bearing advances totaling $502,000 to Brite Lite Industries, Inc. which were fully repaid in December 1996. Barry Witz, director, owns directly and indirectly 100% of the outstanding capital stock of Brite Lite Industries, Inc.

On February 29, 1996, the Company made a 8% demand loan in the amount of $100,000 to John Hwang, President of the Commerical Sales Division of the Company. At January 31, 1997, the accrued and unpaid interest on this loan totaled $7,000.

                                    PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits and Consolidated Financial Statement Schedules

      1.    Financial Statements: (see index to financial statements at page 35)

            Independent Certified Public Accountants' Reports

            Consolidated Balance Sheets at January 31, 1997 and 1996

            Consolidated Statements of Operations for the Years Ended January
                  31, 1997 and 1996

            Consolidated Statement of Stockholders' Equity for the Years Ended
                  January 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the Years Ended January
                  31, 1997 and 1996

            Notes to Consolidated Financial Statements

      2.    Exhibits:

            3.1   Restated Certificate of Incorporation dated June 14, 1988 (A)

            3.2   Amended and Restated By-Laws of Registrant (B)

            3.3   Series A Preferred Stock Certificate of Designation (C)

            3.4   Series B Preferred Stock Certificate of Designation (D)

            3.5   Series C Preferred Stock Certificate of Designation (D)

            3.6   Series D Preferred Stock Certificate of Designation (E)

            3.7 Series E Preferred Stock Certificate of Designation - filed herewith

            3.8 Series B Preferred Stock Certificate of Designation - filed herewith

            4.1 Stock Option Agreement by and between the Registrant and United Jersey Bank dated as of February 28, 1991 (B)

            4.2   Incentive Stock Option Plan, as amended (F)

            4.3   1988 Stock Option Plan (G)

            10.1 Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and Modification dated January 31, 1996 (H)

            10.2 Acquisition Agreement of Dynair Electronics, Inc. dated June 8, 1995 (H)

            10.3 Acquisition Agreement of Rockwell Network Systems, Inc. dated January 31, 1996 (H)

            10.4 Acquisition Agreement of Digital Products, Inc. dated as of July 1, 1996 (I)

            10.5 Acquisition Agreement of Cray Communications, Inc. dated as of July 1, 1996 (J)

            10.6 Stock Purchase Agreement dated as June 1, 1996 of Builders Warehouse Association, Inc. (K)

            10.7 Share Purchase Agreement of Asia Broadcasting and Communications Network, Ltd. dated as of March 20, 1996 (L)

            10.8 Cooperation and Supply Agreement with Asia Broadcasting and Communications Network, Ltd. dated as of March 21, 1997 (L)

            16.1  Letter regarding change in certifying accountant (M)

            16.2  Letter regarding change in certifying accountant (N)

            27    Financial Data Schedule

            ---------------

            The foregoing are incorporated by reference from the Registrant's filings as indicated:

               A         Form 10-QSB for quarter ended April 30, 1996
               B         Form 10-K for year ended January 31, 1993
               C         Form 10-K for the year ended January 31, 1993
               D         Form S-4 dated September 6, 1996
               E         Form S-3 dated February 25, 1997
               F         Proxy Statement dated August 18, 1989
               G         Proxy Statement dated May 13, 1988
               H         Form 10-KSB for year ended January 31, 1996
               I         Form 8-K dated September 12, 1996
               J         Form 8-K dated September 23, 1996
               K         Form S-4 dated September 6, 1996
               L         Form 8-K dated April 10, 1997
               M         Form 8-K dated February 2, 1995
               N         Form 8-K dated April 10, 1997
            ---------------

            21    Subsidiaries of the Registrant:

                  -     Meret Communications, Inc., a California corporation

                  -     CEH Holdings, Inc., a Delaware corporation

                        -     B&T Holdings, Inc., a Delaware corporation

                            -     Osicom Technologies (formerly Cray
                                  Communications, Inc.), a Delaware Corporation


                  -     Digital Products, Inc., a Massachusetts corporation

                  - Distributed Systems International, Inc., an Illinois corporation

                  - Relialogic Technology Corporation, a California corporation

                  -     R-Net International, Inc., a Nevada corporation

                  -     Uni Precision Industrial Limited, incorporated in Hong
                        Kong

                        -     Uni Precision Mould Limited

                        -     Uni Technology Limited

                  - PDP Acquisition Corp., a California corporation , (doing business as Pacific Data Products)

                  -     Sciteq Communications, Inc., a Nevada corporation

(b)   Reports on Form 8-K filed during the quarter ended January 31, 1997

 November 13, 1996     Appointment of Par Chadha as Chief Executive Officer

 November 19, 1996     Change in Registrants Certifying Accountant

 December 6, 1996      Amendment to Form 8-K filed September 23, 1996 for
                           Acquisition of Cray Communications, Inc.

 December 11, 1996     Amendment to Form 8-K filed September 12, 1996 for
                           Acquisition of Digital Products, Inc. and other
                           reportable events

 April 10, 1997        Change in Registrants Certifying Accountant -
                           BDO Seidman, LLP

 April 10, 1997        Stock Purchase Agreement as of March 20, 1996 and
                           Cooperation and Supply Agreement dated as of
                           March 21, 1997 with Asia Broadcasting and
                           Communications Network, Ltd.

                            OSICOM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                  ----------
Independent Certified Public Accountants' Reports                                 F-1 to F-3

Consolidated Balance Sheets as of January 31, 1997 and 1996                           F-4

Consolidated Statements of Operations for the years ended
           January 31, 1997 and 1996                                                  F-5

Consolidated Statements of Shareholders' Equity for the years ended
           January 31, 1997 and 1996                                              F-6 to F-7

Consolidated Statements of Cash Flows for the years ended
           January 31, 1997 and 1996                                                  F-8

Notes to Consolidated Financial Statements                                        F-9 to F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Osicom Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Osicom Technologies, Inc. (a new Jersey corporation) and subsidiaries (the "Company") as of January 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of a foreign subsidiary which statements reflect total assets of $26,689,000 as of January 31, 1997 and total revenues of $50,692,000 for the ten months then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP
---------------------------

BDO Seidman LLP

Los Angeles, California
April 15, 1997

                                     ARTHUR
                                    ANDERSEN

                                                   ----------------------------
                                                   Arthur Andersen & Co.
                                                   Certified Public Accountants
                                                   ----------------------------
                                                   25/F., Wing On Centre
                                                   111 Connaught Road Central
                                                   Hong Kong

AUDITORS' REPORT TO THE SHAREHOLDERS OF
UNI PRECISION INDUSTRIAL LIMITED AND SUBSIDIARY
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheet of Uni Precision Industrial Limited and Subsidiary (the "Group), incorporated in Hong Kong, as of January 31, 1997 and the related statements of income and cash flows for the period April 1, 1996 to January 31, 1997, expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of January 31, 1997, and the results of its operations and cash flows for the period April 1, 1996 to January 31, 1997 in conformity with generally accepted accounting principles in the United States of America.


/s/ Arthur Andersen & Co.
-------------------------

ARTHUR ANDERSEN & CO.

Hong Kong,
March 14, 1997

                              WEINBAUM & YALAMANCHI

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders
Osicom Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Osicom Technologies, Inc. ("Osicom") as of January 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Osicom's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Osicom and subsidiaries as of January 31, 1996, consolidated results of their operations and their consolidated cash flows for the year ended January 31, 1996 in conformity with generally accepted accounting principles.



/s/ Weinbaum & Yalamanchi
-----------------------------

Weinbaum & Yalamanchi
Los Angeles, California

April 28, 1997

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)

=========================================================================================================
                                                                                         JANUARY 31,
                                                                                -------------------------
                                                                                       1997          1996
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     CASH AND EQUIVALENTS                                                          $  4,055      $    910
     RESTRICTED CASH (NOTES B AND E)                                                  1,744
     ACCOUNTS RECEIVABLE, NET (NOTES E, F AND T)                                     19,090         7,249
     INVENTORY (NOTES B, E, F AND T)                                                 21,835        12,831
     OTHER RECEIVABLES (NOTES C AND O)                                                  985           143
     PREPAID EXPENSES AND OTHER CURRENT ASSETS (NOTE O)                               1,239           913
---------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                         48,948        22,046
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET  (NOTES B, D, E AND F)                                   15,417         2,173
---------------------------------------------------------------------------------------------------------

OTHER ASSETS
     PURCHASED TECHNOLOGY, NET (NOTES A AND B)                                        7,588         4,673
     EXCESS OF COST OVER NET ASSETS ACQUIRED, NET (NOTES A AND B)                     1,464           305
     CAPITALIZED SOFTWARE, NET (NOTE B)                                               2,005           434
     OTHER ASSETS                                                                     3,054           229
---------------------------------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                                           14,111         5,641
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $ 78,476      $ 29,860
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     SHORT-TERM DEBT (NOTE E)                                                      $ 11,151      $  5,784
     CURRENT MATURITIES OF LONG TERM DEBT (NOTE F)                                    1,492         1,073
     ACCOUNTS PAYABLE                                                                18,706         6,241
     ACCRUED LIABILITIES                                                              5,029         3,998
     OTHER CURRENT LIABILITIES (NOTE A)                                               2,737            56
     INCOME TAXES PAYABLE                                                               235             -
---------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                    39,350        17,152
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTES F AND L)                          3,919         7,706
DEFERRED INCOME TAXES (NOTE M)                                                          299             -
NEGATIVE GOODWILL, NET                                                                    -           325
OTHER LIABILITIES                                                                        44             -
---------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                            43,612        25,183
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES H, I AND L)

REDEEMABLE COMMON STOCK (NOTE A)                                                      1,994             -

STOCKHOLDERS' EQUITY (NOTE J)
     PREFERRED STOCK, $.01 PAR VALUE; CUMULATIVE DIVIDENDS; LIQUIDATION
        PREFERENCE $19,578 INCLUDING ACCUMULATED DIVIDENDS                                1             1
     COMMON STOCK, $.10 PAR VALUE; 20,000 SHARES AUTHORIZED; 10,978 SHARES
        ISSUED AND 10,975 SHARES OUTSTANDING AT JANUARY 31, 1997; 5,673 SHARES
        ISSUED AND 5,670 OUTSTANDING AT JANUARY 31, 1996                              1,098           567
     ADDITIONAL PAID-IN CAPITAL                                                      49,246         5,975
     ACCUMULATED DEFICIT                                                            (17,297)       (1,688)
     TREASURY STOCK, 3 SHARES, AT COST                                                 (178)         (178)
---------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                   32,870         4,677
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 78,476      $ 29,860
=========================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 YEAR ENDED JANUARY 31,
                                                                -----------------------
                                                                   1997          1996
---------------------------------------------------------------------------------------
NET SALES                                                       $ 115,912      $ 34,473

COST OF SALES                                                      84,215        21,729

---------------------------------------------------------------------------------------
        GROSS PROFIT                                               31,697        12,744
---------------------------------------------------------------------------------------

OPERATING EXPENSES
     SELLING AND MARKETING                                         14,052         6,737
     ENGINEERING, RESEARCH AND DEVELOPMENT                          6,129         3,850
     GENERAL AND ADMINISTRATIVE                                     9,686         3,565
     PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (NOTE A)        13,653             0
     OTHER OPERATING EXPENSES                                       1,794          (875)
---------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                   45,314        13,277
---------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     (13,617)         (533)
---------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     INVESTMENT INCOME (LOSS)                                         418          (200)
     INTEREST EXPENSE                                              (2,360)         (574)
     OTHER INCOME                                                     132             -
---------------------------------------------------------------------------------------
        TOTAL OTHER INCOME (CHARGES)                               (1,810)         (774)
---------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                          (15,427)       (1,307)

PROVISION FOR INCOME TAXES (NOTE M)                                   182            10
---------------------------------------------------------------------------------------

NET LOSS                                                        $ (15,609)     $ (1,317)
=======================================================================================

NET LOSS PER COMMON SHARE (NOTE N)

     ACCRUED UNDECLARED PREFERRED DIVIDENDS                           150           150

NET LOSS APPLICABLE TO COMMON SHARES                            $ (15,759)     $ (1,467)
=======================================================================================

        WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING (RESTATED, IN THOUSANDS)                    7,995         4,030

        NET LOSS PER COMMON SHARE:                              $   (1.97)     $  (0.36)
=======================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
FOR THE YEAR ENDED JANUARY 31, 1997

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)



                                                                              ADDITIONAL                                   TOTAL
                                         COMMON STOCK        PREFERRED STOCK   PAID IN      ACCUMULATED TREASURY STOCK STOCKHOLDERS'
                                         SHARES  AMOUNT      SHARES  AMOUNT    CAPITAL        DEFICIT    SHARES AMOUNT    EQUITY
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 31, 1996              5,673  $  567           3   $   1     $  5,975       $ (1,688)     3  $ (178)  $    4,677

PREFERRED STOCK PLACEMENTS,
     NET (NOTE J)                                              233       2       21,107                                     21,109

PREFERRED STOCK CONVERSIONS
     AND ASSIGNED CALLS, NET
     (NOTE J)                            2,058     206        (198)     (2)        (209)                                        (5)

STOCK OPTION EXERCISES                     262      26                              381                                        407

DEBENTURE CONVERSIONS
     (NOTE G)                            2,187     219                           16,216                                     16,435

STOCK ISSUED IN CONNECTION
     WITH ACQUISITIONS (NOTE A)            773      77           3       -        5,975                                      6,052

EXPENSES PAID WITH STOCK
     ISSUANCES (NOTE K)                      5       1                               47                                         48

STOCK ISSUED FOR DEBT                       13       1           7       -        8,037                                      8,038

PREFERRED STOCK REDEMPTION                                      (6)      -       (6,269)                                    (6,269)

EXPENSES ATTRIBUTED TO
     STOCK ISSUANCES                         6       1                              (20)                                       (19)

COMMON SHARES SUBJECT TO
     CASH PUT BY HOLDERS
     (NOTE A)                                                                    (1,994)                                    (1,994)

FRACTIONAL SHARES                            1       -                                -                                          -

NET LOSS                                                                                       (15,609)                    (15,609)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1997                   10,978  $1,098          42   $   1     $ 49,246       $(17,297)     3  $ (178)  $   32,870
====================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
FOR THE YEAR ENDED JANUARY 31, 1996

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)



                                                                              ADDITIONAL                                   TOTAL
                                         COMMON STOCK        PREFERRED STOCK   PAID IN      ACCUMULATED TREASURY STOCK STOCKHOLDERS'
                                         SHARES  AMOUNT      SHARES  AMOUNT    CAPITAL        DEFICIT    SHARES AMOUNT    EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 31, 1995              2,790  $  285         3     $  1      $ 3,876       $  (371)      0     $    0     $ 3,791

PRIVATE PLACEMENTS
     (NOTE K)                              139      14                             821                                          835

STOCK OPTION EXERCISES                     344      34                             384                                          418

STOCK ISSUED IN CONNECTION
     WITH ACQUISITIONS (NOTE A)            475      47                             167                                          214

EXPENSES PAID WITH STOCK
     ISSUANCES (NOTE K)                     91       9                             334                                          343

REVERSE ACQUISITION OF BW
     (NOTES A AND K)
        EXCHANGE OF BWA STOCK
            FOR RTC STOCK                  726      73         4        1           (5)                    3       (178)       (109)
        ELIMINATION OF RTC
            COMMON STOCK                    (1)     (6)                              6                                            0

CONTRIBUTION OF NOTE PAYABLE
     TO ADDITIONAL PAID IN CAPITAL
     (NOTE K)                                                                      100                                          100

DISPOSITION OF BWAI
     (NOTE A)                              118      12                             426                                          438

PREFERRED STOCK CONVERSIONS              1,074     107        (4)      (1)        (106)                                           0

EXPENSES ATTRIBUTED TO
     STOCK ISSUANCES                                                               (36)                                         (36)

STOCK CANCELLATION                         (83)     (8)                              8                                            0

NET LOSS                                                                                      (1,317)                        (1,317)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1996                    5,673  $  567         3     $  1      $ 5,975       $(1,688)      3     $ (178)    $ 4,677
====================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
================================================================================

                                                                                     YEAR ENDED JANUARY 31,
                                                                                ----------------------------
                                                                                         1997         1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      NET LOSS                                                                         $(15,609)     $(1,317)
------------------------------------------------------------------------------------------------------------

      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
           OPERATING ACTIVITIES:
                PURCHASED RESEARCH AND DEVELOPMENT (NOTE A)                              12,320            -
                DEPRECIATION AND AMORTIZATION                                             2,893           (8)
                ACCOUNTS RECEIVABLE AND INVENTORY RESERVES                                  961          711
                DEBT ISSUANCE COSTS REDUCING PROCEEDS RECORDED AS INTEREST EXPENSE          582            -
                EXPENSES PAID THROUGH ISSUANCES OF SECURITIES                               239          489
                UNREALIZED LOSSES (GAINS) IN INVESTMENT SECURITIES                         (101)         210
                OTHER EXPENSES NOT REQUIRING USE OF CASH                                    214            -
           CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF BUSINESS ENTITY
                ACQUISITIONS AND DIVESTITURE:
                     DECREASE IN RESTRICTED CASH                                          1,746            -
                     (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                          (2,942)         118
                     (INCREASE) DECREASE IN INVENTORIES                                    (273)      (1,472)
                     (INCREASE) DECREASE IN OTHER CURRENT ASSETS                            173         (210)
                     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                (64)         448
                     DECREASE IN ACCRUED EXPENSES                                        (1,969)         (10)
                     INCREASE IN OTHER CURRENT LIABILITIES                                  145            -
------------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                                         (1,685)      (1,041)
------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      PURCHASE OF PROPERTY AND EQUIPMENT                                                 (6,357)        (194)
      PRODUCT ENHANCEMENT COSTS (NOTES B AND D)                                          (3,083)        (329)
      PURCHASE OF OTHER OTHER ASSETS (NOTE A)                                            (1,079)          18
      CASH OUTLAYS FOR ACQUIRED COMPANIES IN EXCESS OF CASH ACQUIRED (NOTE A)           (15,792)        (329)
      OTHER RECEIVABLES (NOTES C AND O)                                                    (591)           -
      PURCHASE OF INVESTMENT SECURITIES                                                       -         (105)
------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (26,902)        (939)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ISSUANCE OF CONVERTIBLE PREFERRED STOCK (NOTE J)                     21,109            -
      PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBENTURES (NOTE G)                          16,831            -
      PROCEEDS FROM ISSUANCES OF COMMON STOCK                                                 -          845
      REDEMPTION OF PREFERRED STOCK (NOTES A AND J)                                      (6,269)           -
      PROCEEDS FROM ISSUANCE OF SHORT-TERM DEBT, NET OF REPAYMENTS (NOTE E)                (983)       4,167
      PROCEEDS FROM LONG-TERM DEBT (NOTE F)                                               3,275        1,620
      REPAYMENT OF LONG-TERM DEBT (NOTE F)                                               (2,549)        (256)
      DEBT ISSUED IN ACQUISITIONS NET OF PAYMENTS (NOTE A)                                    -       (5,270)
      PROCEEDS FROM STOCK OPTION EXERCISES (NOTE L)                                         308          332
      PAYMENTS ON NOTES RECEIVABLE                                                            -        1,471
      OTHER                                                                                  10            -
------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     31,732        2,909
------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     3,145          929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             910          (19)
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  4,055      $   910
============================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets transmission, networking, remote access and connectivity products for use in local area networks, wide area networks and broadband networks. The Company operates in one business segment with products including remote access products, routers, concentrators, multiplexors, hubs and switches, high-performance network adapters, multi-function servers, network print servers, frame relay encryption devices, video switches and routers, and a family of products to build broadcast systems over copper, fiber optic or wireless transmission.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilites in acquisitions. Actual results could differ from these estimates.

           The accompanying consolidated financial statements are the responsibility of the management of the Company.


A.         THE COMPANY, BASIS OF PRESENTATION, ACQUISITIONS, AND DISCONTINUED
           OPERATIONS

           The Company, incorporated in New Jersey on July 7, 1981, operates as a holding company for its various subsidiaries, more fully described below. The companies and assets acquired have been integrated into divisions in accordance with product line: Networking (including routers, hubs, switches and network interface cards), Broadband and Network Print Servers, and in accordance with function: Sales, Distribution Sales, Marketing and Manufacturing; all of which are currently doing business as Osicom Technologies. For reference purposes acquisitions have been identified by legal entity, which is not indicative of the organizational integration of the operations of the Company.

           ROCKWELL NETWORK SYSTEMS - On January 31, 1996, Meret Communications, Inc. ("Meret"), a wholly owned subsidiary, acquired all the assets and assumed certain specified liabilities of Rockwell Network Systems ("RNS") from Rockwell International Corporation ("Seller") for approximately $11,000 in cash and notes in a transaction accounted for as a purchase. In addition, $593 in finders fees and fees for providing collateral for the notes issued, was paid with a combination of cash and stock. RNS provides high-speed LAN solutions and connections to the extended workgroups and servers in high growth networking (FDDI, Fast Ethernet) markets. In addition, RNS is a leading supplier of remote access router-based technologies for connections to network backbones via public switch facilities (ISDN and analog modems).

           During the quarter ended July 31, 1996, RNS recorded reductions to the net book value of purchased inventory of $1,869 and purchased technology $3,439 to reflect the decline in the net realizable value of these assets as a result of changing market conditions. These reductions to inventory and purchased technology have been recorded as cost of sales and purchased in-process research and development, respectively.

           DIGITAL PRODUCTS, INC. - In September 1996, the Company acquired Digital Products, Inc. ("DPI") through a merger with a newly-formed subsidiary DPI Acquisition Corp. for the Company's common stock valued at $5,000 less agreed upon merger expenses of DPI and DPI stock option repurchases. 363,356 shares of common stock and options granted to employees to acquire 51,064 of the Company's common stock were issued in this transaction. In addition, a new $3,000 line of credit with a lender provided funds to repay approximately $1,300 owed to the previous lender and provide additional working capital. DPI produces and markets to original equipment manufacturers of printers, distributors and end-users a line of multi-function networking products that provide system, board,

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



and chip level integrated solutions for local area networks and remote access. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of DPI for all periods presented herein. (See Note V).

           CRAY COMMUNICATIONS, INC. - Effective June 30, 1996, the Company acquired in a transaction accounted for as a purchase, 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11,000 in cash plus preferred stock of the Company valued at $2,068. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with intelligent products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption.

           As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $6,877.

           DISTRIBUTED SYSTEMS INTERNATIONAL, INC. - In November 1996, the Company acquired Distributed Systems International, Inc. ("DSI") for the Company's common stock valued at $1,250. DSI produces and markets FDDI workgroup hub technology (software and hardware) and the Company acquired DSI to start design of workgroup ethernet switches with a variety of uplink connections including gigabit ethernet backbone connections. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of DSI for all periods presented herein. (See Note V).

           BUILDERS WAREHOUSE ASSOCIATION, INC. - In September 1996, the Company acquired all of Builder's Warehouse Association, Inc.'s ("BW") subsidiaries and receivables, which constituted substantially all of its assets, and assumed the obligations under convertible securities then outstanding, through the issuance of .94 common shares for each currently outstanding share of BW; this transaction resulted in the issuance of 4,879,806 shares. All share amounts for BW transactions have been restated to reflect the .94 share of Osicom received for each share of BW. The acquisition was an acquisition of a company under common control accounted for in a manner similar to a pooling of interests which requires the inclusion of the results of operations of BW for all periods presented herein and required BW to changed its year end to that of the Company. (See Note V).

           BW was a Colorado corporation originally incorporated under the name of Ceetac Corp. on June 30, 1988, and subsequently did business as Omni Corporation.

           Reference to the Company includes BW for the periods presented herein where the context requires; the below listed acquisitions were completed by BW prior to the transaction with the Company.


           RELIALOGIC TECHNOLOGY CORPORATION - Effective May 31, 1995, BW acquired 100% of the outstanding common stock of Relialogic Technology Corporation ("RTC"), a designer and manufacturer of add-on products for the multimedia computer marketplace as well as a distributor of computer products manufactured by others. At the time of this acquisition, the shareholders of RTC gained voting control of BW and therefore RTC became the acquiring entity. As a result, RTC is the accounting survivor and reporting successor. The acquisition of RTC by BW was recorded as a reverse acquisition. The predecessor company's balance sheets were adjusted to reflect the recapitalization of RTC pursuant to the acquisition. The historical stockholders' equity of RTC was adjusted to reflect the cost basis of the RTC shareholders in the net assets of RTC.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

           BW recorded the following summarized balances effective May 31, 1995 to reflect the reverse acquisition:

Current assets (including cash of $44)         $ 1,789
Inventories                                      1,744
Property and equipment (net)                       967
Other assets                                         6
Current liabilities                             (5,220)
Notes payable                                     (100)
                                               -------
Stockholder's deficit (net)                    $  (814)
                                               =======


           UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the provision to the Company of audited financial statements as of the acquisition date. An additional payment of up to $5,150 will be made 12 months from closing subject to pro rata adjustment based upon FED having net income after tax of $3,750 during the 12-month period ending March 31, 1997. The capital needed to meet this payment obligation will have to be raised to the extent funds are not then available. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares. The acquisition is accounted for as a purchase which requires the inclusion of the results of operations of FED from the date acquired.

           SCITEQ ELECTRONICS, INC. - On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired 100% of Sciteq Electronics, Inc., for $600 in cash, plus stock and below-market stock options of the Company valued at $2,400. An additional payment in stock of the Company valued at $2,000 will be made 12 months from closing subject to pro rata adjustment based upon Sciteq achieving pre-tax net income of $750 during the 12 month period ending December 31, 1996; this liability is included in accrued liabilities at January 31, 1997. The Company incurred additional costs in connection with the purchase of Sciteq of $579, of which $532 was paid or will be paid through the issuance of common shares. The acquisition is accounted for as a purchase which requires the inclusion of the results of operations of Sciteq from the date acquired.

           The former shareholders of Sciteq have the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. The value of the 159,148 shares issued at closing of $1,994 has been reclassified as redeemable common stock in the accompanying financial statements. The capital needed to meet this payment obligation will have to be raised to the extent funds are not then available.

           As a result of the Sciteq acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $1,798.

           PACIFIC DATA PRODUCTS, INC. - On May 24, 1996, the Company, through its newly-created, wholly owned subsidiary PDP Acquisition Corp. ("PDPA"), acquired substantially all of the assets of Pacific Data Products, Inc. ("PDP"). The Company paid $273 in cash and assumed PDP's bank indebtedness of approximately $2,400 in return for substantially all of PDP's assets, including cash, accounts receivable, inventory, fixed assets and intangibles including patents, trademarks, copyrights, in-process software development and certain specified agreements. The Company incurred additional costs in connection with the purchase of PDP's assets of $123 of which $121 was paid through the issuance of common shares.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


           PDPA entered into an agreement with Coast Business Credit ("Coast") for a $5,000 credit facility secured by all of PDPA's newly-acquired assets. The Company provided a $500 infusion of working capital to PDPA, as well as a limited guarantee of $750 to effectuate the Coast credit facility.

           As a result of the asset acquisition by PDPA the Company recorded a one-time charge to earnings for purchased in-process software development costs of $1,539.

B.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION - The balance sheet reflects the accounts of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, DSI, RTC, R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statements of operations for the year ended January 31, 1997 include the results of operations of Osicom, Meret, including its RNS division, DPI, DSI, BW and RTC for the periods presented, Cray from June 30, 1996, FED from April 1, 1996, Rnet from November, 1995 (formation), Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note
A). Immaterial subsidiaries of FED have been accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated statement of operations for the year ended January 31, 1996 has been restated to account for the acquisitions of BW, DSI and DPI accounted for as poolings of interests. For purposes of financial reporting, RTC was treated as purchaser in a reverse acquisition of BW and its subsidiary, BWA, Inc. The consolidated group is referred to individually and collectively as the "Company".

           USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting prinicples which requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilites in acquisitions. Actual results could differ from these estimates.

           CASH AND CASH EQUIVALENTS - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased.

           RESTRICTED CASH - Restricted cash represents collateral related to FED's credit facilities as more fully described in Note E.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


           INVENTORY - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 1997 and 1996 consist of:

                                                1997            1996
               Raw material                    $15,924         $ 7,668
               Work in process                   5,064           4,752
               Spare parts                         678             -
               Finished goods                    6,717           2,591
                                               -------         -------
                                                28,383          15,011
               Less: Valuation reserve           6,548           2,180
                                               -------         -------
                                               $21,835         $12,831
                                               =======         =======

           FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Except for financial instruments issued in conjunction with related party transactions, management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value. It is not practicable to estimate the fair value of related party notes payable or shareholder notes receivable of the Company due to their related party nature.

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

           SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they were incurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 1997 and 1996 was $360 and $408, respectively, over 3 to 7 years. Accumulated amortization was $1,224 and $868 as of January 31, 1997 and 1996, respectively.

           The recoverability of capitalized software costs are reviewed on an ongoing basis.

           PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $472 and $0 at January 31, 1997 and 1996, respectively. In-process research and development purchased by the Company is expensed as of the date of purchase.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



            EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Cost and accumulated amortization at January 31, 1997 were $1,688 and $224, respectively and $400 and $95, respectively, at January 31, 1996. The Company assess the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital.

           NEGATIVE GOODWILL - Negative goodwill has been amortized on a straight-line basis over three years. Amortization of $325 and $951 has been included in other operating expenses for the years ended January 31, 1997 and 1996, respectively.

           OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); cost and accumulated amortization at January 31, 1997 were $995 and $105, respectively.

           OTHER INVESTMENTS - Other investments include insignificant subsidiaries of FED accounted for on the equity method, non-marketable securities held in other companies and an investment in a joint venture net of an allowance for permanent impairment of value included in noncurrent other assets.

           REVENUE RECOGNITION - The Company generally recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment.

           INCOME TAXES - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for the future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 1997 the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in China. (See Note M).

           ADVERTISING - The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

           INCOME AND LOSS PER COMMON SHARE - Income and loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented (applicable to income per share only). Convertible securities outstanding and common stock equivalents are not included in the loss per share computation for the years ended January 31, 1997 and 1996 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 2 for 1 stock split effective February 12, 1996. In addition, the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

           FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the ten months ended January 31, 1997 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments are included as a separate component of

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



stockholders' equity. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

           STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "Stock-Based Compensation" as of February 1, 1996. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note L).


C.         OTHER RECEIVABLES

           Other receivables at January 31, 1997 and 1996 consisted of the following:

                                                                                1997        1996
               8% demand loan due from an officer of RTC
                  including accrued interest (see Note O)                       $107      $     -
               Due to Company under indemnification against loss
                  in value of marketable securities due from an officer
                  and a director (see Note O)                                    254            -
               Due to Company under indemnification of costs related
                  to BWA, Inc. (see Notes A and I)                               226            -
               8% demand loans due from non-affiliates including
                  accrued interest                                               257            -
               Demand note receivable due from non-affiliate; interest
                  accrues at 1% over the prime rate                              141          141
               Other                                                               -            2
                                                                                ----         ----
                                                                                $985         $143
                                                                                ====         ====

D.         PROPERTY AND EQUIPMENT

                Property and equipment of the Company consisted of the following components as of January 31, 1997 and 1996:

                                                                                     1997              1996
               Manufacturing, engineering and plant equipment and software         $ 25,996          $ 4,486
               Office furniture and fixtures                                          5,471              715
               Land and building                                                      4,371                -
               Automobiles                                                              173               53
               Leasehold and building improvements                                      852              309
                                                                                   --------          -------
                  Total property and equipment                                       38,863            5,563
               Less: Accumulated depreciation                                       (21,446)          (3,390)
                                                                                   --------          -------
                  Net book value                                                   $ 15,417          $ 2,173
                                                                                   ========          =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



E.         SHORT TERM DEBT

           Short term debt at January 31, 1997 and 1996 consisted of the following:

                                                                                                1997           1996
               Floating interest rate loan (2.5% over Coast's prime rate)
                  secured by all the tangible assets of Meret; weighted
                  average interest rate for the year ended January 31, 1997 was 14.1%         $ 2,912         $3,494
               Floating interest rate loan (2.5% over Coast's prime rate)
                  secured by all the tangible assets of Cray; weighted average
                  interest rate for the year ended January 31, 1997 was 13.2%                   2,487            -
               Floating interest rate loan (2.5% over Coast's prime rate)
                  secured by all the tangible assets of DPI; weighted average
                  interest rate for the year ended January 31, 1997 was 14.3%                   2,696            -
               Floating interest rate loan (4% over lender's prime rate) secured by all the assets of DPI; weighted average interest rate for the
                  period ended October 11, 1996 was 21.8%                                         -            1,780
               Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
                  rate for the ten months ended January 31, 1997 was 8.9%                       2,669            -
               Floating interest rate loan (1% over bank's base lending rate)
                  secured by accounts receivable and a director's personal
                  guarantee; weighted average interest rate for the year ended
                  January 31, 1997 was 13.3%                                                      387            510
                                                                                              -------         ------
                                                                                              $11,151         $5,784
                                                                                              =======         ======


           On April 14, 1995, the Company's wholly owned subsidiary, Meret, obtained a $5,000 line of credit from Coast Business Credit ("Coast"), an asset based lender, collateralized by accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $600. This line of credit provided for interest at 2.5% over the bank's prime rate but not less than 8%. Meret paid to Coast a $50 origination fee and a $3 quarterly facility fee. In addition, the Company issued to Coast warrants to purchase 10,000 shares of its common stock exercisable at any time up to three years from funding (June 12, 1995) at the then market price of $3.34 per share. Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement was to remain in effect until May 31, 1998 and automatically renew for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. On December 4, 1995 the agreement was amended to pay down the inventory loan, provide for a new term loan as more fully described in note F, and to extend the term of the agreement to November 30, 1998.

           On January 31, 1996, the line of credit was amended to increase the line of credit to $8,000, increase Osicom's guarantee to the extent of $1,000, to provide for an additional term loan as more fully described in Note F, and to extend the term of the agreement to February 1, 1999. The Company issued the lender additional warrants to purchase 40,000 shares of its common stock exercisable at any time up to 3 years from funding (January 31, 1996) at the then market price of $5.31 per share. Meret paid Coast a $30 origination fee and the quarterly facility fee was increased to $4.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



           The interest rate on the line of credit remained unchanged at 10.75% for the year ended January 31, 1997. The highest amount outstanding was $3,606 and $ 3,494 during the years ended January 31, 1997 and 1996, respectively. The average amount outstanding was $2,491 and $3,494 during the years ended January 31, 1997 and 1996, respectively.

           On October 2, 1996 the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained unchanged at 10.75% during the four months ended January 31, 1997. The proceeds from this line of credit were used to replace, in part, the line of credit outstanding at the acquisition of Cray. The highest amount and average amounts outstanding were $2,776 and $2,341 during the period ended January 31, 1997, respectively.

           On October 11, 1996 the Company's wholly owned subsidiary, DPI, obtained a $3,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained unchanged at 10.75% during the four months ended January 31, 1997. The proceeds of this loan were used to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate. The highest amount and average amounts outstanding were $2,779 and $2,562 during the period ended January 31, 1997, respectively.

           During 1995, DPI renegotiated a revolving line of credit with its then lender. The agreement allowed DPI to borrow up to the lesser of $2,250 or 75% of eligible trade accounts receivable at the lender's prime rate plus 4% (12.0% at January 31, 1996). The loan was due on demand and was secured by substantially all the assets of DPI with a guarantee by a former shareholder and current officer of DPI.

           At January 31, 1997 FED's short term bank borrowings consisted of $545 bank overdrafts and $2,124 trust receipt loans. Aggregate banking facilities as of that date were approximately $8.1 million from various banks for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $1,241 (overdrafts: $297, loan and trade financing $944). These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note D), a pledge of FED's $1,744 in fixed bank deposits, liens on FED's inventories released under trust receipt loans, and personal guarantees by two former directors of FED. The maximum and average amounts outstanding during the period ended January 31, 1997 were approximately $8,000 and $6,900, respectively.

           At January 31, 1997, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $387. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.25%, at January 31, 1997. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest amount outstanding was $512 and $660 during the years ended January 31, 1997 and 1996, respectively. The average amount outstanding was $511 and $585 during the years ended January 31, 1997 and 1996, respectively.

           In connection with the acquisition of PDP's assets, the Company assumed approximately $2,400 in debt to Coast Business Credit ("Coast"), an asset based lender. The debt is collateralized by inventories, accounts receivable, property, plant and equipment with a book value of approximately $1,500 and a limited guarantee by

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



the Company of $750. The loans bear interest at 2% over the prime rate but not less than 8%; the interest rate on the line of credit remained substantially unchanged over the period May 24, 1996 to January 15, 1997 at 10.25%. At January 15, 1997 the Company issued 1,000 shares of its convertible Series B Preferred stock valued at $1,656 in full satisfaction of the then outstanding loan balance of $2,118. Due to costs incurred associated with this transaction, no gain or debt restructuring has been recorded by the Company.

           The Company is in compliance with its debt covenants at January 31, 1997.


F.         LONG TERM DEBT

           Long term debt at January 31, 1997 and 1996 consisted of the following:

                                                                                         1997        1996
               Variable rate 8 year mortgage (1% over Hong Kong prime
                  rate); interest rate at January 31, 1997 was 9.5%                    $  902     $      -
               Variable rate 10 year mortgage (1% over Hong Kong prime
                  rate); interest rate at January 31, 1997 was 9.5%                       639            -
               Non-interest bearing note due on acquisition of RNS                        -            6,269
               Variable rate 30 year mortgage note payable (5.5% over
                  LIBOR rate); interest rate at January 31, 1997 was 10.95%             1,289            -
               Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
                  interest rate for year ended January 31, 1997 was 10.75%                785          1,344
               Floating interest rate term loan (2.75% over lender's prime rate) secured by substantially all the assets of DPI and a former shareholder and present officer's guarantee; interest
                  rate at January 31, 1996 was 11.25%                                     -              140
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (3% over prime rate); interest rate
                  at January 31, 1997 was 11.25%                                           31            110
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate
                  at January 31, 1997 was 12.25%                                          118            100
               5.5% term note payable to shareholder (former shareholder
                  and present officer of DPI);                                            364            484
               Debentures payable (See Note G)                                            410            -
               Obligations under finance leases (See Note H)                              873            332
                                                                                       ------         ------
                                                                                        5,411          8,779
               Less: Current portion                                                    1,492          1,073
                                                                                       ------         ------
                                                                                       $3,919         $7,706
                                                                                       ======         ======


           As a result of the acquisition of RNS, a promissory note due Rockwell International Corporation was issued in the amount of $6,269 guaranteed by the Company on behalf of Meret and fully secured by assets of two of the Company's directors. The promissory note was due August 1, 1996 at which time the note provided for interest at the rate of prime plus 2% on any unpaid remaining balance. During fiscal year ended January 31, 1997,

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


the Company issued 6,269 shares of its convertible Series B preferred stock valued at $6,269 to an entity owned by two of the Company's directors to refinance the promissory note. The stock accrues no dividends and was redeemed by the Company during the fiscal year ended January 31, 1997. Under Financial Accounting Standards No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced", the promissory note was classified as long-term debt.

           On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. The interest rate at January 31, 1997 was 10.95%.

           In addition, Meret has two terms loans outstanding with original amounts of $915 and $480, on December 4, 1995 and January 31, 1996, respectively, which are collateralized by machinery and equipment. Combined monthly principal payments are $39 per month; interest at 2.5% over Coast's prime rate is due monthly.

           DPI has various notes payable to certain of its former shareholders including a note payable requiring installments of $8 including both principal and interest, and notes due September 1997 with interest only payable monthly.

           Long term debt including capitalized leases at January 31, 1997 is payable by year as follows:

                     1998                         $ 1,492
                     1999                             735
                     2000                             794
                     2001                             298
                     2002                             201
                     2003 and later                 1,891
                                                  -------
                                                  $ 5,411
                                                  =======


G.         DEBENTURES PAYABLE

           During the year ended January 31, 1997, the Company received net proceeds of $16.8 million from the private placement of convertible debentures to unaffiliated parties. The Company issued 2,176,651 shares of its common stock in conversions of these securities and accrued interest thereon. The Company has the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bear interest at 8.0% beginning specified periods after date of issue which is payable in common shares of the Company. The debentures are convertible into common shares of the Company at a maximum of $18.00 per share or at the average closing price as reported by Nasdaq for the five preceding business days. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%. At January 31, 1997, $410 of debentures, with a $550 face amount, were outstanding.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



H.         LEASES AND OTHER COMMITMENTS

           Rental expense under operating leases was $2,177 and $823 for the years ended January 31, 1997 and 1996, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 1997:

                                         Capital               Operating
                                          Leases                 Leases
                                         -------               ---------
             1998                        $   419               $ 1,686
             1999                            285                   925
             2000                            216                   562
             2001                            108                   112
             2002                              -                    28
                                         -------               -------
                                           1,028               $ 3,313
                                         -------               =======
             Less: Amount representing
               interest                     (155)
                                         -------
             Present value of
               minimum annual rentals    $   873
                                         =======

           As of January 31, 1997, FED, had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $2,493.

           The former shareholders of Sciteq have the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. The value of the 159,148 shares issued at closing of $1,994 has been reclassified as redeemable common stock in the accompanying financial statements.

           Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of January 31, 1997, no liability related to this additional consideration has been incurred.

           Two officers and former shareholders of Sciteq have three year employment contracts ending May 31, 1999 under which Sciteq is obligated to make payments of $220 per year in total. The Company has the right to terminate these contracts for cause.

           Two employees and former shareholders of DSI have three year employment contracts ending October 23, 1999 under which DSI is obligated to make payments of $180 per year in total; additionally, each employee is entitled to receive a $50 bonus, payable in cash or stock at the Company's option, on October 31, 1998 if still employed at DSI. The Company has the right to terminate these contracts for cause.

           One employee and former shareholder of DPI has a two year employment contract ending September 12, 1998 under which DPI is obligated to make payment of $150 per year; additionally, the employee is entitled to receive a $50 bonus, payable in cash or stock at the Company's option at the end of the contract if still employed at DPI. The Company has the right to terminate this contract for cause.


I.         LITIGATION

           BW and certain former officers and directors are defendants in litigation filed May 1994 seeking unspecified compensatory damages, costs and attorney fees for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and commiting common law fraud and deceit through the issuance of positive statements. The plaintiff, who purports to represent all persons who purchased stock of BW between May 3, 1993 and April 17, 1994, seeks a declaration that this action be determined a class under Federal Rules. The Company

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



believes the matter is without merit as to it, its officers and directors. No provisions for any loss that may result upon the resolution of this matter were made in the audited financial statements of BW for the fiscal year ended May 31, 1996, and the Company did not assume any liabilities of the former officers and directors in this matter in its acquisition agreement with BW. The matter is currently in discovery and the Company believes it is premature to evaluate the likelihood of an unfavorable outcome or the extent of such outcome, if any.

           The Company is a party to several lawsuits related to businesses sold in prior years. The majority of such claims were assumed by the buyers in conjunction with the sales, and as such the buyers have indemnified the Company against any loss with respect to those claims. Management believes that any losses to the Company, if any were to occur, as a result of these lawsuits would be immaterial.

           The Company and its subsidiaries are involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position, the results of operations or cash flows.


J.         STOCKHOLDERS' EQUITY

           The Company is authorized to issue the following shares of stock:

                 20,000,000 shares of Common Stock ($.10 par value)
                      2,500 shares of Preferred Stock, Series A ($.01 par value)
                      1,000 shares of Preferred Stock, Series B ($.01 par value)
                     10,000 shares of Preferred Stock, Series C ($.01 par value)
                      3,000 shares of Preferred Stock, Series D ($.01 par value)
                     10,000 shares of Preferred Stock, Series E ($.01 par value)

           The Company has outstanding the following shares of preferred stock:

                                                  Shares           Par         Liquidation
                                                Outstanding       Value        Preference
                                                -----------       -----        ----------
               Series A                            2,500          $  -           $ 2,500
               Accrued, unpaid dividends                                             663
               Series B (assumed)                 25,150              1            1,257
               Series B                            1,000             -             2,366
               Series C                            4,988             -             4,988
               Series D                            2,853             -             2,853
               Series E                            4,951             -             4,951
                                                 -------             --          -------
                                                  41,442             $1          $19,578
                                                 =======             ==          =======


           The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At January 31, 1997, there was $663 of cumulative preferred stock dividends.

           In February 1996, the Company issued convertible preferred stock in the amount of $6,269 to an entity owned by two of the Company's directors to refinance the promissory note issued in conjunction with the RNS acquisition. The entity also indemnified the Company for any non-performance. The preferred stock had no dividends and the Company can redeem the preferred stock for cash at any time or convert it to common stock if not redeemed after two years from the date of issuance at the current market price. As of July 31, 1996, the Company had fully redeemed the preferred stock through payments to and on behalf of the holders.

           In January 1997, the Company issued 1,000 shares of Series B preferred stock, valued at $1,656, with a $0.01 par value and a $2 liquidation value in full satisfaction of the then outstanding loan. Holders of Series B preferred stock are not entitled to vote nor receive dividends. Each share of Series B preferred stock is convertible at the option of the holder into the number of shares of the Company's common stock having a market value equal to $2 ($2,366 in the aggregate). "Market value" is the average of the closing price for the Company's common stock for the five immediately preceding trading days as reported by Nasdaq. The Company is not obligated to register the common shares issuable upon conversion of Series B preferred.

           In July 1996, the Company issued 10,000 shares of Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value if the then market value is less than the call limit price and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred stock in exchange for convertible securities previously outstanding. The Series C preferred stock bears a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock is convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. Any shares of Series C preferred stock unconverted as of December 30, 1999 are subject to mandatory conversion at the then market value as of that date. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 635,140 shares of the Company's common stock have been issued in conversions of these securities and accrued dividends thereon.

           In September 1996, the Company issued 2,853 shares of Series D preferred stock, valued at $2,068, with a $.01 par value and a $1 liquidation value in connection with its acquisition of Cray; the Company has the right to redeem the shares prior to conversion at 100% of conversion value. Holders of the Series D preferred stock are not entitled to vote and the shares bear no dividends. Each share of Series D preferred stock is convertible into common shares at the then market value. The shares are being held in escrow pending resolution of acquisition contingencies.

           In September 1996, the Company issued 5,077 shares of Series E preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $3,806. The rights and privileges of Series E is identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares into the Company's common stock is extended to 60 to 120 days from issuance on a portion of issuance and the Company has the option to convert the Series E preferred stock beginning 40 days from issuance if the market

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

value is greater than $15.50 per common share. In connection with this placement a director of the company received a finder's fee of $254.

           In January 1997, the Company issued an additional 4,171 shares of Series E preferred stock receiving net proceeds of $2,926. Simultaneously, the Company amended the Certificate of Designation for the Series E preferred stock for the then outstanding 1,145 shares as well as the new placements. The amended Series E preferred does not bear dividends, has voting rights on an "as converted into common share basis", is not convertible for 180 days from issuance, is subject to mandatory conversion no later than December 31, 2000, and the market value for purposes of conversion into common shares is limited to a maximum of the stated conversion price at issuance (varying from $9.25 to $11.25 per common share) and a minimum of $4.00 per common share. The Company has the right to call these shares at 90% of the then outstanding face amount if the market value at which the shares would convert into common stock is less than or equal to $10.00 per common share.

           An aggregate of 539,661 shares of the Company's common stock have been issued in conversions of the Series E preferred stock and accrued dividends thereon.

           In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varies from 40 to 90 days. An aggregate of 824,710 shares of the Company's common stock have been issued in conversions of the BW Series B preferred stock and accrued dividends thereon.

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

           CRAY ACQUISITION - In the acquisition described in Note A, the Company issued 26,000 shares of common stock valued at $175 in payment of costs incurred in connection with the transaction

           DPI ACQUISITION - In the acquisition described in Note A, the Company issued 363,356 shares of its common stock to the holders of DPI's outstanding common stock. In addition, the Company issued 14,000 shares of its common stock valued at $83 in payment of costs incurred in connection with the transaction.

           RNS ACQUISITION - In the acquisition described in Note A, the Company issued 61,224 shares of its common stock valued at $214 in payment of costs incurred in connection with the transaction.

           SCITEQ ACQUISITION - As described in Note A, BW issued 215,867 shares of common stock to the holders of Sciteq's outstanding common stock and in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 56,593 shares of common stock at $5.34 per share. The additional payment contingent upon the net income of Sciteq for the year ended December 31, 1996 will be made in common shares at the then market price. At December 31, 1996 it Sciteq has reported unaudited net income for

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



the earn-out period sufficient to fully meet the contingent payment requirement and the $2,000 payment due has been included in accrued liabilities at January 31, 1997.

           COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200 will be issued in quarterly installments over two years. The first payments resulted in the issuance of 10,473 shares of common stock.

           FED ACQUISITION - In connection with the Company's acquisition of FED on March 31, 1996 BW issued 133,480 shares of its common stock valued at $809 in payment of costs incurred in connection with the transaction to two officers of RTC. (See Note A).

           PDP ACQUISITION - In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the BW issued 16,168 shares of its common stock valued at $121 in payment of costs incurred in connection with the transaction to a director. (See Note A).

           WARRANTS - In connection with the placements of convertible debentures the Company issued warrants to purchase 96,056 shares at prices ranging from $8.125 to $14.36 which expire at various dates through May 30, 1998. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

           In connection with the placements of convertible preferred stock the Company issued warrants to purchase 367,994 shares at prices ranging from $10.50 to $18.00 which expire at various dates through July 15, 1998. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to paid in capital during the year ended January 31, 1997.

           In addition, warrants to purchase 888,683 shares at prices ranging from $3.34 to $5.638 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. Of these warrants, 558,414 are exercisable at $5.638 through June 30, 1997, and are held by entities controlled by an officer and a director. 100,000 warrants, exercisable at $4.00 per share through December 31, 2002, may be redeemed by the Company for $1,000.

           RTC ACQUISITION - Pursuant to an Amended and Restated Stock Purchase Agreement dated May 31, 1995 BW acquired all the outstanding shares of RTC, a California corporation, which began business on July 1, 1994 and in which certain officers and directors had a indirect ownership interest. The agreement provided that the Company issue 1,095,560 common shares and 4,000 Class A Preferred shares (convertible into 1,074,420 common shares). Acquisition costs to the Company in this transaction were $250. The acquisition was recorded as a "reverse merger". (See Note A).

           CONTRIBUTION TO CAPITAL - RTC had a non-interest bearing demand loan of $100 from Jardine Cho, Ltd., the former owner of RTC, which was contributed to the capital of the Company as of May 31, 1995. No shares were issued in this transaction.

           MANAGEMENT FEE - RTC had an agreement through January 1, 1996 with Jardine Cho which provided compensation of $300 per annum or 5% RTC sales, whichever is greater, for management services. Jardine Cho and its shareholders had control of the Company immediately following the reverse merger. As of May 31, 1995

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



Jardine Cho terminated its agreement with RTC and accepted payment of the $335 obligation in common stock issued by the Company. The Company issued 89,864 shares of common stock in full satisfaction of this liability.

           PRIVATE PLACEMENTS - The Company issued 139,330 common shares for $835 cash during the year ended January 31, 1996.


L.         STOCK OPTION PLANS AND STOCK AWARD PLAN


           The Company has two stock options plans in effect: The 1987 Stock Option Plan and the 1988 Stock Option Plan. The stock options have been made available to certain employees and consultants. At the date of acquisition BW had in effect two stock option plans, the 1994 Stock Option Plan ("94 SOP") and the 1995 Stock Option Plan ("95 SOP") and a Stock Award Plan ("SAP"). . All options were granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

           The following table summarizes the activity in the plans:

                                                                                  Weighted Average
                                                               Number of Shares    Exercise Price
                                                               ----------------    --------------
               Shares under option at February 1, 1995            529,582              $   1.23
                 Granted                                        1,249,845              $   4.06
                 Exercised                                       (268,600)             $   1.04
                 Canceled                                            (600)             $   1.00
                                                                ---------
               Shares under option at January 31, 1996          1,510,227              $   3.61
                 Granted                                        1,883,390              $   8.54
                 Exercised                                       (132,828)             $   3.48
                 Canceled                                        (482,029)             $   8.73
                                                                ---------
               Shares under option at January 31, 1997          2,778,760              $   6.07
                                                                =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



           All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net income and loss per share for the years ended January 31, 1997 and 1996, would have been reduced to the pro forma amounts presented below:

                                                           1997         1996
                     Net loss:
                          As reported                   $ (15,609)    $ (1,467)
                          Pro forma                     $ (18,497)    $ (2,238)

                     Loss per share:
                          As reported                   $ (1.97)      $ (0.36)
                          Pro forma                     $ (2.31)      $ (0.56)


           Additional information relating to stock options outstanding and exercisable at January 31, 1997 summarized by exercise price are as follows:


                                                     Outstanding                                       Exercisable
                                      -----------------------------------------------          -----------------------------
                                                          Weighted Average
                 Exercise Price                    ----------------------------------                       Weighted Average
                    Per Share          Shares      Life (Years)        Exercise Price          Shares        Exercise Price
                 --------------       ---------    ------------        --------------          ------       ----------------
                  $1.00 - $4.99       1,225,809         8.47                $3.37              948,809           $ 3.28
                  $5.00 - $7.99       1,083,522         9.52                $7.29              297,918            $7.78
                 $8.00 - $16.50         469,429         7.86               $10.28              152,545           $10.72
                                      ---------                                              ---------
                 $1.00 - $16.50       2,778,760         8.78                $6.07            1,399,272            $5.05
                                      =========                                              =========

           The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the years ended January 31, 1997 and 1996: expected life of option of 3 years, expected volatility of 40%, risk free interest rate of 6.25% and a 0% dividend yield. The weighted average fair value at date of grants range from $1.56 to $4.95 per option.

           A portion of the Company's stock option grants vest over two years, additional awards are made each year and award expire or or canceled, accordingly the above proforma loss and per share amounts are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123 been applicable to all previous years in which option grants were made. The above proforma amounts do not include the effect of options granted prior to February 1, 1995 that vest in fiscal years 1997 and 1996.


M.         INCOME TAXES

           At January 31, 1997, the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 1997. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

                                             Year Ended                            Year Ended
                                          January 31, 1997                       January 31, 1996
                                          ----------------                       ----------------
                                    U.S.       Non-U.S.      Total        U.S.       Non-U.S.       Total
                                    ----       --------      -----        ----       --------       -----
               Income taxes:
                    Current          $2         $129         $131         $10        $   -           $10
                    Deferred          0           51           51           -            -             -
                                     --         ----         ----         ---         ------         ---
                    Total            $2         $180         $182         $10       $    -           $10
                                     ==         ====         ====         ===         ======         ===


           The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 1997 and 1996, is as follows:

                                                                                     1997             1996
               Earnings before U.S. and non-U.S. income taxes:
                  United States                                                    $(18,703)         $(1,307)
                  Foreign                                                             3,276              -
                                                                                   --------          -------
               Earnings before income taxes                                        $(15,427)         $(1,307)
                                                                                   ========          =======

               Theoretical tax (benefit) at 35%                                    $ (5,399)         $  (458)
               Loss for which no benefit was recorded as there is no
                  assurance of realization                                            2,672              458
               Permanent differences including offshore claim with respect
                  to Peoples Republic of China activities                             2,716              -
               Timing differences                                                       940              -
               Adjustment for non-U.S. taxes in excess of theoretical rate             (606)             -
               Utilization of tax loss carryforwards (non-U.S.)                         (50)             -
               Other - net                                                              (91)              10
                                                                                   --------          -------
                                                                                   $    182          $    10
                                                                                   ========          =======

           Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities are comprised of the following at January 31:


                                                                 1997            1996
               Tax effects of temporary differences for:
                  Depreciation                                   $299            $ -
                                                                 ----            ---
                                                                 $299            $ -
                                                                 ====            ===

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



           In addition to the tax effects of temporary differences for depreciation, amortization and valuation allowances from current and prior periods the Company has other tax attributes arising from acquisitions that could give rise to the recording of deferred tax assets. In addition, the Company has recorded a 100% valuation allowance against its deferred tax assets including net operation loss and research credit carryforwards in accordance with the provisions of Statement of Financial Accounting Standards No. 109 whereby such allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

           United States federal income taxes have not been provided on all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $3,096 at January 31, 1997.


N.         EARNINGS PER SHARE CALCULATION

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

           During the year ended January 31, 1997 the Company received non-interest bearing advances from entities owned by an officer and director totaling $1,316 which were fully repaid during the year through payments and the offset for an 8% demand loan in the amount of $100 (including accrued interest, $105).

           During September 1996 through November 1996, the Company made non-interest bearing advances totaling $502 to an entity owned by a director which were fully repaid in December 1996.

           On February 29, 1996, the Company made a 8% demand loan in the amount of $100 to an officer of RTC. Accrued and unpaid interest at January 31, 1997 totaled $7.

           Dividends payable to a former shareholder and current officer of FED were declared prior to the acquisition of FED by the Company; the dividends were paid prior to January 31, 1997.

           FED, as a founding shareholder, holds 35% of the outstanding of shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. At January 31, 1997 the amount due FED from Spectra for sales in the ordinary course of business of $624 was $416.

           In the ordinary course of business, FED made sales of $1,205 and paid marketing research service fees of $647 to companies and made purchases of $57 from companies controlled by a former director and present officer of FED.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



P.         SUBSEQUENT EVENTS

           In March 1997, the Company completed an additional placement of Series E preferred shares receiving $5,000 in net proceeds; in connection with this placement the Company paid placement fees of $134 in common shares and a warrant to purchase 75,000 shares of common stock at $8.00 per share which were recorded as a reduction to the net proceeds. Additional funds totaling $1,216 were received from the sale of an assigned call of convertible securities.

           During the period subsequent to the balance sheet 278,494 shares of common stock have been issued in conversions of preferred shares.

           Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.8%) of ABCN, at a purchase price of $1.45 per share, in exchange for 674,419 shares of the Company's common stock valued at $7,250 and an option to acquire an additional 5,000,000 shares at $1.45 per share. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 2.0% over prime rate due upon demand.


Q.         SUPPLEMENTAL CASH FLOW DISCLOSURES

           Interest expense and taxes paid approximated the related expenses for the years ended January 31, 1997 and 1996.

           The stock issued to effect, in part, the Cray, DPI, FED, Sciteq and PDP acquisitions during the periods presented neither provided nor used cash. Accordingly, the $6,052 value assigned to such stock has been excluded from the statement of cash flows.

           Common shares issued on conversion of convertible debentures during the year ended January 31, 1997 neither provided nor used cash. Accordingly, the $16,435 value assigned to such stock for the year ended January 31, 1997, respectively, has been excluded from the statement of cash flows.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


R.         CONCENTRATIONS OF CREDIT RISK

           Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, the Company places its temporary cash investments with high credit financial institutions and limits, by policy, the amount of credit exposure to any one institution. No accounts at a single bank accounted for more than 10% of current assets.

           Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 22.7% of net sales for the year ended January 31, 1997 and no customer accounted for more than 10% of sales during the year ended January 31, 1996. The largest single customer account receivable at January 31, 1997 was $1,663. At January 31, 1996 no single receivable exceeded 10% of net receivables.


S.         SEGMENT INFORMATION

           Information for the years ended January 31, 1997 and 1996 in the table below is presented on the same basis utilized by the Company to manage its business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                                       1997               1996
               Net sales:
                    United States                   $  94,700          $ 31,749
                    Asia                               17,300               640
                    Other                               4,572             2,084
                    Inter-area eliminations              (660)              -
                                                    ---------          --------
                         Total net sales            $ 115,912          $ 34,473
                                                    =========          ========

               Net income (loss):
                    United States                   $ (16,003)         $ (1,092)
                    Asia                                  915               (53)
                    Other                                (620)             (172)
                    Inter-area eliminations                99               -
                                                    ---------          --------
                         Total net loss             $ (15,609)         $ (1,317)
                                                    =========          ========

               Total assets:
                    United States                   $  51,776          $ 29,860
                    Asia                               26,700               -
                                                    ---------          --------

                         Total assets               $  78,476          $ 29,860
                                                    =========          ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



T.         VALUATION AND QUALIFYING ACCOUNTS

           Changes in the inventory valuation reserve were as follows:

                         Balance at February 1, 1995                                         $ 1,658
                         Additions charged to costs and expenses                                 327
                         Additions charged to costs and expenses solely from
                              acquisitions (see Note A)                                          833
                         Amounts used during year                                               (638)
                                                                                             -------
                                   Balance at January 31, 1996                                 2,180
                         Additions charged to costs and expenses                                 736
                         Additions charged to costs and expenses solely from
                              acquisitions (see Note A)                                        3,995
                         Amounts used during year                                               (363)
                                                                                             -------
                                   Balance at January 31, 1997                               $ 6,548
                                                                                             =======

               Changes in the accounts receivable valuation reserve were as follows:

                         Balance at February 1, 1995                                         $   134
                         Additions charged to costs and expenses                                 384
                         Additions charged to costs and expenses solely from
                              acquisitions (see Note A)                                          276
                         Amounts used during year                                                 (0)
                                                                                             -------
                                   Balance at January 31, 1996                                   794
                         Additions charged to costs and expenses                                 225
                         Additions charged to costs and expenses solely from
                              acquisitions (see Note A)                                          455
                         Amounts used during year                                               (333)
                                                                                             -------
                                   Balance at January 31, 1997                               $ 1,141
                                                                                             =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



U.         PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Year ended January 31, 1997:

                        Company                            FED       Sciteq      Cray      Pro Forma                Pro Forma
                     Consolidated                          (i)        (ii)       (iii)    Adjustments     Notes   Consolidated
Revenues             $  115,912                        $   9,820   $  1,445   $  11,751                             $  138,928
Cost of sales            84,215                            8,235        661       7,202                                100,313
                    -----------                       ----------  ---------   ---------  --------                  -----------
Gross Profit             31,697                            1,585        784       4,549                                 38,615
Operating expenses       45,314                              803        494       6,060        14         (vi)          53,071
                                                                                              138         (vii)
                                                                                              248        (viii)
                    -----------                       ----------  ---------   ---------  --------                  -----------
Operating income
   (loss)               (13,617)                             782        290      (1,511)     (400)                     (14,456)
Other charges            (1,810)                            (363)                  (152)     (110)        (ix)          (2,961)
                                                                                              (22)         (x)
                                                                                             (504)        (xi)
                    -----------                       ----------  ---------   ---------  --------                  -----------
Income (loss) before
   income taxes         (15,427)                             419        290      (1,663)   (1,036)                     (17,417)
Provision for income
   taxes                    182                              220          1           7         _                          410
                    -----------                       ----------  ---------   ---------  --------                  -----------
Net income (loss)   $   (15,609)                      $      199  $     289   $  (1,670) $ (1,036)                 $   (17,827)
                    ===========                       ==========  =========   =========  ========                  ===========

Weighted average shares
   outstanding (000's)    7,995
Loss per share      $    (1.97)                                                                                      $   (2.25)


Year ended January 31, 1996:

                        Company        RNS        Dynair        FED       Sciteq      Cray      Pro Forma               Pro Forma
                     Consolidated     (iv)          (v)         (i)        (ii)       (iii)    Adjustments    Notes   Consolidated

Revenues              $  34,473     $  13,805   $   2,065   $   56,025   $  3,923   $  26,123                           $  136,414
Cost of sales            21,729         7,953       1,115       48,393      2,249      17,735                               99,174
                        -------      --------    --------      -------  ---------    --------   --------                -----------
Gross Profit             12,744         5,852         950        7,632      1,674       8,388                               37,240
Operating expenses       13,277        13,637       1,088        4,889      1,816      12,861       467        (xii)        57,804
                                                                                                     85        (vi)
                                                                                                    414        (vii)
                                                                                                  1,798       (xiii)
                                                                                                    595       (viii)
                                                                                                  6,877        (xiv)
                        -------      --------    --------      -------  ---------    --------   --------                -----------
Operating income
   (loss)                  (533)       (7,785)       (138)       2,743       (142)     (4,473)  (10,236)                   (20,564)
Other income
   (charges)               (774)                      (64)        (557)       142        (418)   (1,281)       (xv)         (4,824)
                                                                                                     64        (xvi)
                                                                                                   (660)       (ix)
                                                                                                    (66)        (x)
                                                                                                 (1,210)       (xi)
                        -------      --------    --------      -------  ---------    --------   --------                -----------
Income (loss) before
   income taxes          (1,307)       (7,785)       (202)       2,186          0      (4,891)  (13,389)                   (25,388)
Provision for income
   taxes                     10                                                 1                                               11
                        -------      --------    --------      -------  ---------    --------   --------                -----------
Net income (loss)       $(1,317)     $ (7,785)   $   (202)     $ 2,186  $      (1)   $ (4,891) $(13,389)               $   (25,399)
                        =======      ========    ========      =======  =========    ========   ========                ===========

Weighted average shares
   outstanding (000's)    4,030
Loss per share      $    (0.36)                                                                                         $   (6.34)

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





Notes to pro forma financial information:

(i) The FED acquisition is recorded as a purchase effective April 1, 1996. The Company consolidated results include the results of FED from April 1, 1996.

(ii) The Sciteq acquisition is recorded as a purchase effective May 31, 1996. The Company consolidated results include the results of Sciteq from May 31, 1996.

(iii) The Cray acquisition is recorded as a purchase effective June 30, 1996. The Company consolidated results include the results of Cray from June 30, 1996.

(iv) The RNS acquisition is recorded as a purchase effective January 31, 1996. The Company consolidated results include the results of RNS from January 31, 1996.

(v) The Dynair acquisition is recorded as a purchase effective May 31, 1995. The Company consolidated results include the results of Dynair from May 31, 1995.

(vi) To amortize the excess of cost over net assets acquired of $1,288 arising from the FED acquisition, using an estimated 15 year useful life.

(vii) To amortize the purchased technology acquired of $2,895 arising from the Sciteq acquisition, using an estimated 7 year useful life.

(viii) To amortize the purchased technology acquired of $4,165 arising from the Cray acquisition, using an estimated 7 year useful life.

(ix) To recognize interest expense assuming the Company borrowed $6,000 at 11% interest per annum to complete the FED acquisition.

(x) To recognize interest expense assuming the Company borrowed $600 at 11% interest per annum to complete the Sciteq acquisition.

(xi) To recognize interest expense assuming the Company borrowed $11,000 at 11% interest per annum to complete the Cray acquisition.

(xii) To amortize purchase technology of $4,673 arising from the RNS acquisition, using an estimated 7 year useful life.

(xiii) To immediately recognize in-process research and development expense arising from the Sciteq acquisition.

(xiv) To immediately recognize in-process research and development expense arising from the Cray acquisition.

(xv) To recognize interest expense assuming the Company borrowed $11,648 at 11% interest per annum to complete the RNS acquisition.

(xvi) To remove interest expense on debt not acquired related to the Dynair acquisition.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



V.         PROFORMA INFORMATION (POOLINGS OF INTEREST)

           The following table shows the historical results of the Company, BW, DPI and DSI for the periods prior to the consumation of the mergers of the entities:


                                                          Three Months        Year Ended
                                                         Ended April 30,      January 31,
                                                             1996                1996
                                                         ---------------      -----------
               Net sales:
                    Company                                  $  6,070          $  7,733
                    BW                                          6,772             7,634
                    DPI                                         5,202            18,631
                    DSI                                           110               475
                                                             --------          --------

                              Total                          $ 18,154          $ 34,473
                                                             ========          ========

               Net income (loss):
                    Company, as previously
                    reported                                 $    249          $    626
                    BW                                             14              (446)
                    DPI                                           202            (1,544)
                    DSI                                           (10)               47
                                                             --------          --------

                              Net income as restated         $    455          $ (1,317)
                                                             ========          ========

X.         UNAUDITED QUARTERLY FINANCIAL DATA (UNAUDITED)

Amounts in thousands, except per share amounts.

                                              First         Second           Third         Fourth
                                             Quarter        Quarter         Quarter        Quarter         Year
                                             -------        -------         -------        -------         ----
Year ended January 31, 1997:
        Net sales                            $  18,154      $  27,477       $  33,457      $  36,824     $  115,912
        Gross profit                             6,030          4,305          10,447         10,915         31,697
        Earnings (loss) before provision
           for taxes on income                     458        (18,753)          1,449          1,419        (15,427)
        Provision for income taxes                   3             80             105             (6)           182
        Net income (loss)                          455        (18,833)          1,344          1,425        (15,609)

        Net income (loss) per share:
           Primary                                0.10          (2.71)           0.14           0.11          (1.97)
           Fully diluted                          0.90           n/a             0.12           0.11           n/a

Year ended January 31, 1996:
        Net sales                           $    8,211    $     8,624      $    9,093     $    8,545    $    34,473
        Gross profit 2,698                       3,342          3,488           3,216         12,744
        Earnings (loss) before provision
           for taxes on income                    (646)           165             196         (1,022)        (1,307)
        Provision for income taxes                   1            -                 9            -               10
        Net income (loss)                         (647)           165             187         (1,022)        (1,317)

        Net income (loss) per share
           Primary                               (0.23)          0.03            0.03          (0.21)         (0.36)
        Fully diluted                              n/a           0.03            0.03         n/a              n/a



 Following is a reconciliation of the Company's fiscal 1997 quarterly net income (loss) as previously reported in the Company's 10-QSB filings to the revised amounts listed above. Differences between fiscal 1996 net income
 (loss) amounts above and amounts previously reported in the Company's 10-QSB filings are due to the effect of the pooling transactions consummated by the Company during fiscal 1997.


        Net income (loss)
          as previously reported                  249          (8,311)          1,332          1,425         (5,305)
        Effect of pooling transactions            206          (3,914)             12            -           (3,696)
        Inventory valuation adjustments            -           (3,169)             -             -           (3,169)
        Purchase technology
          valuation adjustment                     -           (3,439)             -             -           (3,439)
                                                 ----         -------           -----          -----        -------
                                                  455         (18,833)          1,344          1,425        (15,609)
                                                 ====         =======           =====          =====        =======


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.



By: /s/ Christopher E. Sue                    Date:  May 9, 1997
    -------------------------------------
    Christopher E. Sue
    Chief Financial Officer
    Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By:    /s/ Sharon Chadha                                   Date: May 9, 1997
    -------------------------------------
    Sharon Chadha
    Chairman and Director


By:    /s/ Par Chadha                                      Date: May 9, 1997
    -------------------------------------
    Par Chadha
    Director
    Chief Executive Officer


By:    /s/ Xin Cheng                                       Date: May 9, 1997
    -------------------------------------
    Xin Cheng
    Director
    President


By:    /s/ Barry Witz                                      Date: May 9, 1997
    -------------------------------------
    Barry Witz
    Director


By:    /s/ Len Hecht                                       Date: May 9, 1997
    -------------------------------------
    Len Hecht
    Director