Form 10QSB
period 1997-04-30
OSICOM TECHNOLOGIES INC
filed 1997-06-16
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1997

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

                                    Yes   X   No
                                         ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value per share, Outstanding: 12,078,822 shares at June 13, 1997.

This Form 10-QSB, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements - Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

            Unaudited Consolidated Balance Sheet at April 30, 1997
              and Audited Consolidated Balance Sheet at January 31, 1997     3

            Unaudited Consolidated Statements of Operations for the Three
              Months ended April 30, 1997 and 1996                           4

            Unaudited Consolidated Statements of Cash Flows for the Three
              Months ended April 30, 1997 and 1996                           5

            Notes to Consolidated Financial Statements                     6-28




ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations/Comparison of the Three Months ended
              April 30, 1997 and 1996                                       29

            Liquidity and Capital Resources                                 30

            Impact of Recent Accounting Pronouncements                      31

            Fluctuations in Revenue and Operating Results                   31

            Forward-Looking Statements - Cautionary Statement               32

PART II: OTHER INFORMATION                                                  33

ITEM 1:  LEGAL PROCEEDINGS

ITEM 2:  CHANGES IN SECURITIES

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

ITEM 5:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K




SIGNATURE                                                                   34

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)

====================================================================================================================
                                                                                APRIL 30, 1997      JANUARY 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                            $  6,670               $  4,055
     Restricted cash (Notes B and E)                                                    1,872                  1,744
     Accounts receivable, net of reserve for doubtful accounts $888 (Note E)           19,428                 19,090
     Inventory (Notes B and E)                                                         24,131                 21,835
     Other receivables (Notes C and O)                                                  3,552                    985
     Prepaid expenses and other current assets                                          1,544                  1,239
--------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                          57,197                 48,948
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET  (Notes B, D, E and F)                                     15,813                 15,417
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net (Notes A and B)                                          7,357                  7,588
     Excess of cost over net assets acquired, net (Notes A and B)                       1,443                  1,464
     Capitalized software, net (Note B)                                                 4,289                  2,005
     Other assets (Notes K and Q)                                                      10,395                  3,054
--------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                            23,484                 14,111
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $ 96,494               $ 78,476
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note E)                                                        $ 11,295               $ 11,151
     Current maturities of long term debt (Note F)                                      1,444                  1,492
     Accounts payable                                                                  22,012                 18,706
     Accrued liabilities                                                                5,358                  5,029
     Other current liabilities (Note A)                                                 3,992                  2,737
     Income taxes payable (Note M)                                                        255                    235
--------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     44,356                 39,350
--------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations (Notes F and H)                            3,714                  3,919
Deferred income taxes (Note M)                                                            295                    299
Other liabilities                                                                           -                     44
--------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                             48,365                 43,612
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes A, H and I)

Redeemable common stock (Note A)                                                            -                  1,994

STOCKHOLDERS' EQUITY (Note J)
     Preferred stock, $.01 par value; 27 shares authorized; cumulative dividends;
         23 shares issued and outstanding; $25,013 liquidation preference including accumulated dividends at April 30, 1997; 41 shares issued and outstanding,
         $19,578 liquidation preference at January 31, 1997                                 1                      1
     Common stock, $.10 par value; 20,000 shares authorized; 11,905 shares issued and 11,902 shares outstanding at April 30, 1997;
         10.978 shares issued and 10,975 shares outstanding at January 31, 1997         1,190                  1,098
     Additional paid-in capital                                                        63,496                 49,246
     Accumulated deficit                                                              (16,380)               (17,297)
     Treasury stock, 3 shares, at cost                                                   (178)                  (178)
--------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    48,129                 32,870
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 96,494               $ 78,476
====================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

=====================================================================================
                                                              QUARTER ENDED APRIL 30,
                                                              -----------------------
                                                                1997           1996
-------------------------------------------------------------------------------------
NET SALES                                                     $ 32,632       $ 18,154

COST OF SALES                                                   22,618         12,124

-------------------------------------------------------------------------------------
          GROSS PROFIT                                          10,014          6,030
-------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                       4,071          2,396
     Engineering, research and development                       1,490          1,267
     General and administrative                                  3,052          1,525
     Other operating expenses                                      467            (97)
-------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                               9,080          5,091
-------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                             934            939
-------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income (loss)                                      100           (152)
     Interest expense                                             (434)          (338)
     Gain on disposal of assets                                    426              -
     Other income (charges)                                        (93)             9
-------------------------------------------------------------------------------------
          TOTAL OTHER INCOME (CHARGES)                              (1)          (481)
-------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                         933            458

PROVISION FOR INCOME TAXES (Note M)                                 16              3
-------------------------------------------------------------------------------------

NET INCOME                                                    $    917       $    455
=====================================================================================


NET INCOME PER COMMON SHARE (Note N):

     ACCRUED UNDECLARED PREFERRED DIVIDENDS                        (38)           (38)
     INTEREST EXPENSE ADJUSTMENT                                   126              -

NET INCOME APPLICABLE TO COMMON SHARES                        $  1,005       $    417
=====================================================================================

          PRIMARY
              WEIGHTED AVERAGE COMMON SHARES
                   OUTSTANDING  (RESTATED, IN THOUSANDS)        13,275          4,184

              NET INCOME PER COMMON SHARE:                    $   0.08       $   0.10
=====================================================================================

          FULLY DILUTED
              WEIGHTED AVERAGE COMMON SHARES
                   OUTSTANDING  (RESTATED, IN THOUSANDS)        14,405          4,421

                   NET INCOME PER COMMON SHARE:               $   0.07       $   0.09
=====================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

==================================================================================================================
                                                                                          QUARTER ENDED APRIL 30,
                                                                                          -----------------------
                                                                                            1997           1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                                                         $   917       $    455
-----------------------------------------------------------------------------------------------------------------
       Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                             1,349            428
                  Accounts receivable and inventory reserves                               (1,695)           (40)
                  Gain on disposal of fixed assets                                           (419)             -
                  Expenses paid through issuances of securities                                39              -
                  Unrealized losses (gains) in investment securities                            -             66
            Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
                        Increase in restricted cash                                          (128)           (36)
                        Decrease in accounts receivable                                        13           (550)
                        (Increase) decrease in inventories                                   (952)            62
                        (Increase) decrease in other current assets                          (417)            23
                        Increase (decrease) in accounts payable                             3,306             43
                        Increase (decrease) in accrued expenses                               329           (238)
                        Decrease in other current liabilities                                 (18)             -
-----------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,324            213
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                                  (2,637)        (3,696)
       Product enhancement costs (Note B)                                                  (1,293)          (404)
       Proceeds from disposal of fixed assets                                                 729              -
       Other receivables (Notes C and O)                                                   (2,455)          (414)
       Cash outlays for acquired companies in excess of cash acquired (Note A)                (15)          (500)
       Other assets                                                                            24            (46)
       Purchase of investment securities                                                      (67)           210
-----------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                          (5,714)        (4,850)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of convertible preferred stock (Note J)                       6,176              -
       Proceeds from issuance of convertible debentures (Note G)                                -          8,711
       Proceeds from issuance of short-term debt, net of repayments (Note E)                  185         (1,275)
       Proceeds from issuance of notes due to affiliates                                        -          1,093
       Proceeds from long-term debt (Note F)                                                    -          2,996
       Repayment of long-term debt (Note F)                                                  (294)          (649)
       Debt issued in acquisitions net of payments (Note A)                                     -           (964)
       Proceeds from stock option exercises (Note L)                                           28            254
       Other                                                                                  (90)             -
-----------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                       6,005         10,166
-----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       2,615          5,529

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             4,055            910
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 6,670       $  6,439
=================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

      The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

      In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Osicom Technologies, Inc. and subsidiaries at April 30, 1997 and the results of operations for the quarters ended April 30, 1997 and 1996. The Consolidated Financial Statements which are contained in Part I, Item 7 of Form 10-KSB for the year ended January 31, 1997 should be read in conjunction with the accompanying unaudited financial statements; disclosures which duplicate those contained in Form 10-KSB for the year ended January 31, 1997 have been omitted from the accompanying unaudited financial statements.

      The accompanying consolidated financial statements are the responsibility of the management of the Company.


A.    THE COMPANY, BASIS OF PRESENTATION AND ACQUISITIONS

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

      DIGITAL PRODUCTS, INC. - In September 1996, the Company acquired Digital Products, Inc. ("DPI") through a merger with a newly-formed subsidiary DPI Acquisition Corp. for the Company's common stock valued at $5,000 less agreed upon merger expenses of DPI and DPI stock option repurchases. 363,356 shares of common stock and options granted to employees to acquire 51,064 of the Company's common stock were issued in this transaction. In addition, a new $3,000 line of credit with a lender provided funds to repay approximately $1,300 owed to the previous lender and provide additional working capital. DPI produces and markets to original equipment manufacturers of printers, distributors and end-users a line of multi-function networking products that provide system, board, and chip level integrated solutions for local area networks and remote access. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of DPI for all periods presented herein. (See Note T).

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


      CRAY COMMUNICATIONS, INC. - Effective June 30, 1996, the Company acquired, in a transaction accounted for as a purchase, 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11,000 in cash plus preferred stock of the Company valued at $2,068. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with intelligent products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption. As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $6,877.

      DISTRIBUTED SYSTEMS INTERNATIONAL, INC. - In November 1996, the Company acquired Distributed Systems International, Inc. ("DSI") for the Company's common stock valued at $1,250. DSI produces and markets FDDI workgroup hub technology (software and hardware) and the Company acquired DSI to start design of workgroup ethernet switches with a variety of uplink connections including gigabit ethernet backbone connections. The acquisition is accounted for as a pooling of interests which requires the inclusion of the results of operations of DSI for all periods presented herein. (See Note T).

      BUILDERS WAREHOUSE ASSOCIATION, INC. - In September 1996, the Company acquired all of Builder's Warehouse Association, Inc.'s ("BW") subsidiaries and receivables, which constituted substantially all of its assets, and assumed the obligations under convertible securities then outstanding, through the issuance of .94 common shares for each currently outstanding share of BW; this transaction resulted in the issuance of 4,879,806 shares. All share amounts for BW transactions have been restated to reflect the .94 share of Osicom received for each share of BW. The acquisition was an acquisition of a company under common control accounted for similar to a pooling of interests which requires the inclusion of the results of operations of BW for all periods presented herein and required BW to changed its year end to that of the Company. (See Note
T). BW was a Colorado corporation originally incorporated under the name of Ceetac Corp. on June 30, 1988, and subsequently did business as Omni Corporation.

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

      UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired, in a transaction accounted for as a purchase, 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the provision to the Company of audited financial statements as of the acquisition date. An additional payment of up to $5,150 will be made 12 months from closing subject to pro rata adjustment based upon FED having net income after tax of $3,750 during the 12-month period ending March 31, 1997. The capital needed to meet this payment obligation will have to be raised to the extent

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


funds are not then available. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares.

      SCITEQ ELECTRONICS, INC. - On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired, in a transaction accounted for as a purchase, 100% of Sciteq Electronics, Inc., for $600 in cash, plus stock and below-market stock options of the Company valued at $2,400. An additional payment of $2,000 will be made 12 months from closing based upon Sciteq having achieved pre-tax net income of $750 during the 12 month period ending December 31, 1996; this liability is included in other current liabilities at April 30, 1997. The Company incurred additional costs in connection with the purchase of Sciteq of $579, of which $532 was paid or will be paid through the issuance of common shares. As a result of the Sciteq acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $1,798.

      The former shareholders of Sciteq and option holders who have exercised their options have the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. The value of 102,134 shares issued at closing and 748 shares issued upon exercise of options totaling $1,289 put to the Company during the notice period has been included in other current liabilities in the accompanying financial statements. (See Note K). The $1,994 value assigned to the 159,148 shares issued at closing was reclassified as redeemable common stock at January 31, 1997. The capital needed to meet this payment obligation will have to be raised to the extent funds are available at the required payment date of June 30, 1997.

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

      PDPA entered into an agreement with Coast Business Credit ("Coast") for a $5,000 credit facility secured by all of PDPA's newly-acquired assets. The Company provided a $500 infusion of working capital to PDPA, as well as a limited guarantee of $750 to effectuate the Coast credit facility. In January 1997, the Company issued 1,000 shares of Series B preferred stock in full satisfaction of the then outstanding loan to PDPA. (See Note J).


B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The balance sheets reflect the accounts of and the consolidated statements of operations for the three months ended April 30, 1997 include the results of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, DSI, BW, RTC, R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statements of operations for the three months ended April 30, 1996 include the results of operations of Osicom, Meret, including its RNS division, DPI, DSI, BW, Rnet and RTC for the period presented, and FED from April 1, 1996. (See Note
A). Immaterial subsidiaries of FED have been accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually and collectively as the "Company".

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


      USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and the instructions set forth in the Securities and Exchange Commission regulations which requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998.

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

      INVENTORY - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. The Company provides a valuation allowance based on product turnover and competing, emerging technologies.

            Inventories at April 30, 1997 consist of:

               Raw material                              $ 17,365
               Work in process                              6,203
               Spare parts                                    668
               Finished goods                               5,100
                                                         --------
                                                           29,336
               Less: Valuation reserve                      5,205
                                                        ---------
                                                        $  24,131
                                                        =========

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Except for financial instruments issued in conjunction with related party transactions management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value. It is not practicable to estimate the fair value of related party notes payable or shareholder notes receivable of the Company due to their related party nature.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

      SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the three months ended April 30, 1997 was $126 over 3 to 7 years. Amortization expense for the three months ended April 30, 1996 was $21 over 3 years. Accumulated amortization was $1,392 as of April 30, 1997.

      The recoverability of capitalized software costs are reviewed on an ongoing basis.

      PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $759 at April 30, 1997. In-process research and development purchased by the Company is expensed at the date of purchase.

      EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Cost and accumulated amortization at April 30, 1997 were $1,703 and $260, respectively. The Company assesses the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital.

      NEGATIVE GOODWILL - Negative goodwill has been amortized on a straight-line basis over three years. Operating expenses for the three months ended April 30, 1996 includes amortization expense of $238.

      OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); cost and accumulated amortization at April 30, 1997 were $995 and $105, respectively.

      OTHER INVESTMENTS - Other investments (included in other assets) include insignificant subsidiaries of FED accounted for on the equity method, non-marketable securities held in other companies and an investment in a joint venture net of an allowance for permanent impairment of value included in noncurrent other assets.

      REVENUE RECOGNITION - The Company generally recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


      INCOME TAXES - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At April 30, 1997 the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in Hong Kong. (See Note M).

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

      FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the three months ended April 30, 1997 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments are included as a separate component of stockholders' equity. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


C.          OTHER RECEIVABLES

            Other receivables at April 30, 1997 consisted of the following:

               Advance to non-affiliate at prime plus 3% including
                  accrued interest (see Note K)                              $2,034
               8% demand loan due from an employee including
                  accrued interest (see Note O)                                 109
               8% demand loan due from an entity controlled by a
                   director including accrued interest (see Note O)             101
               Due to Company under indemnification against loss
                  in value of marketable securities due from an officer
                  and a former director (see Note O)                            293
               Due to Company under indemnification of costs related
                  to BWA, Inc. (see Notes A and I)                              229
               Due to Company from former shareholders and option
                  holders of DPI                                                360
               8% demand loans due from non-affiliates including
                  accrued interest                                              262
               Demand note receivable due from non-affiliate; interest
                  accrues at 1% over the prime rate                             116
               Other                                                             48
                                                                             ------
                                                                             $3,552
                                                                             ======


D.    PROPERTY AND EQUIPMENT

      Property and equipment of the Company consisted of the following components as of April 30, 1997:

               Manufacturing, engineering and plant equipment and software      $ 26,221
               Office furniture and fixtures                                       4,933
               Land and building                                                   5,180
               Automobiles                                                           173
               Leasehold and building improvements                                 2,661
                                                                                --------
                  Total property and equipment                                    39,168
               Less: Accumulated depreciation                                    (23,355)
                                                                                --------
               Net book value at April 30, 1997                                 $ 15,813
                                                                                ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


E.          SHORT TERM DEBT

            Short term debt at April 30, 1997 consisted of the following:

               Floating interest rate loan (2.5% over Coast's prime
                  rate) secured by all the tangible assets of Meret;
                  weighted average interest rate for the three months ended
                  April 30, 1997 was 13.1%                                             $ 2,876
               Floating interest rate loan (2.5% over Coast's prime rate) secured by all the tangible assets of Cray; weighted average interest
                  rate for the three months ended April 30, 1997 was 11.6%               2,981
               Floating interest rate loan (2.5% over Coast's prime rate) secured by all the tangible assets of DPI; weighted average interest
                  rate for the three months ended April 30, 1997 was 11.5%               2,501
               Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
                  rate for the three months ended April 30, 1997 was 8.4%                2,590
               Floating interest rate loan (1% over bank's base lending rate)
                  secured by accounts receivable and a director's personal
                  guarantee; weighted average interest rate for the three months
                  ended April 30, 1997 was 9.7%                                            347
                                                                                       -------
                                                                                       $11,295
                                                                                       =======


      On April 14, 1995, the Company's wholly owned subsidiary, Meret, obtained a $5,000 line of credit from Coast Business Credit ("Coast"), an asset based lender, collateralized by accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $600. This line of credit provided for interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at April 30, 1997). Meret paid to Coast a $50 origination fee and a $3 quarterly facility fee. In addition, the Company issued to Coast warrants to purchase 10,000 shares of its common stock exercisable at any time up to three years from funding (June 12, 1995) at the then market price of $3.34 per share. Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement was to remain in effect until May 31, 1998 and automatically renew for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. On December 4, 1995 the agreement was amended to pay down the inventory loan, provide for a new term loan as more fully described in Note F, and to extend the term of the agreement to November 30, 1998.

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

      On October 2, 1996, the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at April 30, 1997). The proceeds of this loan were used, in

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


part, to repay the line of credit outstanding at the acquisition of Cray. The highest and average amounts outstanding were $2,981 and $2,794, respectively, during the three months ended April 30, 1997.

      On October 11, 1996 DPI obtained a $3,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at April 30, 1997). The proceeds of this loan were used, in part, to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate. The highest and average amounts outstanding were $2,502 and $2,271, respectively, during the three months ended April 30, 1997.

      At April 30, 1997 FED's short term bank borrowings consisted of $271 bank overdrafts and $2,318 trust receipt loans. Aggregate banking facilities as of that date were approximately $7.9 million from various banks for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $720 (overdrafts: $569, loan and trade financing $151). These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note D), a pledge of FED's $3,620 fixed bank deposits, liens on FED's inventories released under trust receipt loans, and personal guarantees by two former directors of FED. The maximum and average amounts outstanding during the period ended April 30, 1997 were approximately $2,652 and $2,354, respectively.

      At April 30, 1997, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $347. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.5%, at April 30, 1997. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest and average amounts outstanding were $387 and $367, respectively, during the three months ended April 30, 1997.

      The Company was in compliance with its debt covenants at April 30, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


F.    LONG TERM DEBT

      Long term debt at April 30, 1997 consisted of the following:

               Variable rate 8 year mortgage (1% over Hong Kong prime
                  rate); interest rate at April 30, 1997 was 9.5%               $  871
                Variable rate 10 year mortgage (1% over Hong Kong prime
                  rate); interest rate at April 30, 1997 was 9.5%                  628
               Variable rate 30 year mortgage note payable (5.5% over
                  LIBOR rate); interest rate at April 30, 1997 was 8.95%         1,288
               Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
                  interest rate at April 30, 1997 was 11.0%                        668
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate
                  at April 30, 1997 was 11.25%                                      16
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate
                  at April 30, 1997 was 12.25%                                     118
               5.5% term note payable to shareholder (former shareholder
                  and present officer of DPI)                                      364
               Debentures payable (See Note G)                                     410
               Obligations under finance leases (See Note H)                       795
                                                                                ------
                                                                                 5,158
               Less: Current portion                                             1,444
                                                                                ------
                                                                                $3,714
                                                                                ======

      On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. The interest rate at April 30, 1997 was 11.25%.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




      Long term debt including capitalized leases at April 30, 1997 is payable by year as follows:

                        1998                          $ 1,444
                        1999                              621
                        2000                              799
                        2001                              247
                        2002                              202
                        2003 and later                  1,845
                                                      -------
                                                      $ 5,158
                                                      =======

G.    DEBENTURES PAYABLE

      During the year ended January 31, 1997, the Company received net proceeds of $16.8 million from the private placement of convertible debentures to unaffiliated parties. The Company issued 2,187,319 shares of its common stock in conversions of these securities and accrued interest thereon through January 31, 1997. The Company has the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bear interest at 8.0% beginning specified periods after date of issue which is payable in common shares of the Company. The debentures are convertible into common shares of the Company at a maximum of $18.00 per share or at the average closing price as reported by Nasdaq for the five preceding business days. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%. At January 31, 1997, $410 of debentures, with a $550 face amount, were outstanding.


H.    LEASES AND OTHER COMMITMENTS

      Rental expense under operating leases was $602 and $407 for the three months ended April 30, 1997 and 1996, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at April 30, 1997:

                                                         Capital               Operating
                                                          Leases                 Leases
                                                         -------               --------
          1998                                           $   368                $  1,481
          1999                                               270                     873
          2000                                               216                     392
          2001                                                54                     112
          2002                                               -                        -
                                                        --------                --------
                                                             908                $  2,858
                                                                                ========
          Less: Amount representing interest                (113)
                                                        --------
Present value of minimum annual rentals                 $    795
                                                        ========


      As of April 30, 1997, FED, had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $2,487.

      The former shareholders of Sciteq and option holders who have exercised their options have the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. The value of 102,134 shares issued at closing and 748 shares issued upon exercise of options totaling $1,289 has been included

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


in other current liabilities in the accompanying financial statements. (See Note
K). The repurchase obligation for options unexercised as of April 30, 1997 is $931 net of amounts due the Company on exercise.

      Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of April 30, 1997, no liability related to this additional consideration has been incurred.

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


I.    LITIGATION

      BW and certain former officers and directors are defendants in litigation filed May 1994 seeking unspecified compensatory damages, costs and attorney fees for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and committing common law fraud and deceit through the issuance of positive statements. The plaintiff, who purports to represent all persons who purchased stock of BW between May 3, 1993 and April 17, 1994, seeks a declaration that this action be determined a class under Federal Rules. The Company believes the matter is without merit as to it, its officers and directors. No provisions for any loss that may result upon the resolution of this matter were made in the audited financial statements of BW for the fiscal year ended May 31, 1996, and the Company did not assume any liabilities of the former officers and directors in this matter in its acquisition agreement with BW. The matter is currently in discovery and the Company believes it is premature to evaluate the likelihood of an unfavorable outcome or the extent of such outcome, if any.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

      The Company has outstanding the following shares of preferred stock:

                                               Shares         Par    Liquidation
                                              Outstanding    Value    Preference
                                              -----------    -----    ----------
               Series A                         2,500      $     -      $ 2,500
               Accrued, unpaid dividends                                    700
               Series B                         1,000            -        2,366
               Series C                         4,988            -        4,988
               Series D                         2,853            -        2,853
               Series E                        11,606            1       11,606
                                              -------      -------      -------
                                               22,947      $     1      $25,013
                                              =======      =======      =======


      The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At April 30, 1997, there was $700 of cumulative preferred stock dividends.

      In January 1997, the Company issued 1,000 shares of Series B preferred stock, valued at $1,656, with a $0.01 par value and a $2 liquidation value in full satisfaction of the then outstanding loan to PDPA. Holders of Series B preferred stock are not entitled to vote nor receive dividends. Each share of Series B preferred stock is convertible at the option of the holder into the number of shares of the Company's common stock having a market value equal to $2 ($2,366 in the aggregate). "Market value" is the average of the closing price for the Company's common stock for the five immediately preceding trading days as reported by Nasdaq. The Company is not obligated to register the common shares issuable upon conversion of Series B preferred.

      In July 1996, the Company issued 10,000 shares of Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value if the then market value is less than the call limit price and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred in exchange for convertible securities previously outstanding. The Series C preferred stock bears a cumulative 8% annual dividend payable quarterly; such dividend

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock is convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. Any shares of Series C preferred stock unconverted as of December 30, 1999 are subject to mandatory conversion at the then market value as of that date. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 693,185 shares of the Company's common stock have been issued in conversion of these securities and accrued dividends thereon.

      As of June 30, 1996, the Company issued 2,853 shares of Series D preferred stock, valued at $2,068, with a $.01 par value and a $1 liquidation value in connection with its acquisition of Cray; the Company has the right to redeem the shares prior to conversion at 100% of conversion value. Holders of the Series D preferred stock are not entitled to vote and the shares bear no dividends. Each share of Series D preferred stock is convertible into common shares at the then market value. The shares are being held in escrow pending resolution of acquisition contingencies.

      In September 1996 and January 1997, the Company issued 9,248 shares of Series E preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $6,732. During the quarter ended April 1997 the Company issued an additional 8,053 shares of Series E preferred stock receiving net proceeds of $6,176 including $1,216 from the sale of an assigned call of previously outstanding Series C preferred stock. The Series E preferred stock does not bear dividends, has voting rights on an "as converted into common share basis", and is not convertible for 180 days from issuance, is subject to mandatory conversion no later than December 31, 2000, and the market value for purposes of conversion into common shares is limited to a maximum of the stated conversion price (varying from $9.25 to $11.25 per common share) and a minimum of $4.00 per common share. The Company has the right to call these shares at 90% of the then outstanding face amount if the market value at which the shares would convert into common stock is less than or equal to $10.00 per common share. In connection with this placement a director of the company received a finder's fee of $254.

      An aggregate of 690,695 shares of the Company's common stock have been issued in conversions of the Series E preferred stock and accrued dividends thereon of which 151,034 were issued during the quarter ended April 30, 1997.

      In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varies from 40 to 90 days. In connection with the acquisition of BW, the Company has assumed the obligations, including conversions, for the Series B preferred shares. An aggregate of 952,170 shares of the Company's common stock have been issued in conversions of the Series B preferred stock and accrued dividends thereon of which 127,460 were issued during the quarter ended April 30, 1997.


K.    OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

      STOCK SPLIT - In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of this change was reflected in the financial statements retroactively as if the reverse splits occurred at the beginning of the earliest period reported.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


      ABCN INVESTMENT - Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.8%) of ABCN, at a purchase price of $1.45 per share, in exchange for 674,419 shares of the Company's common stock valued at $7,250 and an option to acquire an additional 5,000,000 shares at $1.45 per share. The Company incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 3.0% over prime rate due upon demand; accrued and unpaid interest at April 30, 1997 totaled $34.

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

      SCITEQ ACQUISITION - As described in Note A, BW issued 159,148 shares of common stock to the holders of Sciteq's outstanding common stock and 54,755 shares of common stock in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 56,594 shares of common stock at $5.34 per share. The additional payment contingent upon the net income of Sciteq for the year ended December 31, 1996 will be made in common shares at the then market price and additional below market options. At December 31, 1996 it Sciteq has reported unaudited net income for the earn-out period sufficient to fully meet the contingent payment requirement and 137,683 additional shares and 48,960 additional options are due to be issued.

      COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200 will be issued in quarterly installments over two years. The first four payments resulted in the issuance of 24,340 shares of common stock of which 6,053 were issued during the quarter ended April 30, 1997.

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

      WARRANTS - In connection with the placements of convertible debentures the Company issued warrants to purchase 96,056 shares at prices ranging from $8.125 to $14.36 which expire at various dates through May 30,

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1998 of which 51,959 expired unexercised during the quarter ended April 30, 1997. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

      In connection with the placements of convertible preferred stock the Company issued warrants to purchase 367,994 shares at prices ranging from $8.00 to $18.00 which expire at various dates through July 15, 1998 and 75,000 shares at $8.00 which expire March 5, 1999. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the year ended January 31, 1997 and quarter ended April 30, 1997.

      In addition, warrants to purchase 888,683 shares at prices ranging from $3.34 to $5.638 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997; 558,414 of these warrants exercisable at $5.638 through June 30, 1997 are held by entities controlled by an officer and a former director (see Note P). 100,000 warrants, exercisable at $4.00 per share through December 31, 2002, may be redeemed by the Company for $1,000.

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

            The following table summarizes the activity in the plans:

                                                                           Weighted Average
                                                          Number of Shares  Exercise Price
                                                          ---------------- ---------------
               Shares under option at February 1, 1997       2,778,760        $    6.07
                  Granted                                       93,184        $   10.47
                  Exercised                                    (35,412)       $    5.63
                                                             ---------
               Shares under option at April 30, 1997         2,836,532        $    6.14
                                                             =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's operating expenses would have been greater.

      Additional information relating to stock options outstanding and exercisable at April 30, 1997 summarized by exercise price are as follows:

                                               Outstanding                                 Exercisable
                             ----------------------------------------------          ---------------------------
    Exercise Price                                 Weighted Average                             Weighted Average
       Per Share             Shares      Life (Years)       Exercise Price           Shares      Exercise Price
       ---------             ------      ------------       --------------           ------      --------------
     $1.00 - $4.99          1,254,809         8.24               $3.39               977,809         $ 3.31
     $5.00 - $7.99          1,050,424         9.29               $7.32               297,918          $7.78
    $8.00 - $16.50            531,299         8.15              $10.29               133,133         $10.73
                            ---------                                              ---------
    $1.00 - $16.50          2,836,532         8.61               $6.14             1,408,860          $4.96
                            =========                                              =========


M.    INCOME TAXES

      The Company's provision for taxes on income consists of:

                                         Three Months Ended                Three Months Ended
                                           April 30, 1997                    April 30, 1996
                              -------------------------------          ----------------------------
                              U.S.       Non-U.S.       Total           U.S.      Non-U.S.    Total
                              ----       --------       -----           ----      --------    -----
          Income taxes:
                Current       $  -       $    20        $  20          $  -        $  3       $  3
                Deferred         -            (4)          (4)            -           -          -
                              -----        -----        -----          -----       ----       ----
                Total         $  -       $    16        $  16          $  -        $  3       $  3
                              =====         ====         ====          =====       ====       ====


      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities are comprised of the following at April 30, 1997:

           Tax effects of temporary differences for:
             Depreciation                                 $  295
                                                          ======

      In addition to the tax effects of temporary differences for depreciation, amortization and valuation allowances from current and prior periods the Company has other tax attributes arising from acquisitions that could give rise to the recording of deferred tax assets. In addition, the Company has recorded a 100% valuation allowance against its deferred tax assets including net operating loss and research credit carryforwards in accordance with the provisions of Statement of Financial Accounting Standards No. 109 whereby such allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      At April 30, 1997, the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through July 31, 1996. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

            The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the three months ended April 30, 1997 and 1996, is as follows:

                                                                                 1997        1996


               Earnings before U.S. and non-U.S. income taxes:
                  United States                                                 $  (6)      $  12
                  Foreign                                                         939         446
                                                                                -----       -----
               Earnings before income taxes                                     $ 933       $ 458
                                                                                =====       =====

               Theoretical tax at 35%                                           $ 327       $ 160
               Loss for which no benefit was recorded as there is no
                  assurance of realization                                        834         172
               Permanent differences including offshore claim with respect
                  to Peoples Republic of China activities                        (434)       (144)
               Timing differences                                                (535)        (76)
               Adjustment for non-U.S. taxes in excess of theoretical rate       (174)        (83)
               Utilization of tax loss carryforwards (non-U.S.)                     -         (18)
               Other - net                                                         (2)         (8)
                                                                                -----       -----
                                                                                $  16       $   3
                                                                                =====       =====

      United States federal income taxes have not been provided on all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $4,020 at April 30, 1997.


N.    EARNINGS PER SHARE CALCULATION

      Primary income (loss) per share was calculated by dividing net income
(loss) by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents for the three months ended April 30, 1997 and 1996 included options, warrants, convertible preferred securities issued by DPI and BW, and additional shares to be issued in 1997 in connection with the acquisition of DSI accounted for as a pooling of interests. The number of shares issuable upon the exercise of dilutive options and warrants was reduced by the assumed repurchase, at the average market price during the period, with the proceeds assumed to have been received on the exercise of these securities in accordance with the mandated treasury stock method. The assumed repurchase is limited to 20% of the shares outstanding as of the end of the period with the excess proceeds used to repay short term borrowings thereby reducing interest expense.

      The calculation of fully diluted earnings per share for the quarters ended April 30, 1997 and 1996 includes the dilutive effect of convertible securities not determined to be common stock equivalents and the additional dilution resulting from the assumed exercise of options and warrants calculated using the quarter end market price in the calculation of the shares repurchased under the treasury stock method. The average market

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


price of the Company's common stock for the quarter ended April 30, 1997 exceeded its quarter end price therefore no increased dilution resulted.


                                                                              Three Months Ended April 30
                                                                              ---------------------------
                                                                                  1997           1996
                                                                               ----------      ---------
               Shares used in computing primary earnings per share:
                  Weighted average number of shares outstanding                11,380,476      2,914,928
                  Common stock equivalents, net:
                     Options and warrants, net                                  1,811,392      1,146,806
                     Convertible preferred stock                                        -         67,931
                     Shares issuable in business combinations                      82,645         54,348
                                                                               ----------      ---------
                                                                                1,894,037      1,269,085
                                                                               ----------      ---------
                                                                               13,274,513      4,184,013
                                                                               ==========      =========

               Shares used in computing fully diluted earnings per share:
                  Computed above for primary earnings per share                13,274,513      4,184,013
                  Other convertible securities                                  1,130,370         77,814
                  Options and warrants, net                                             -        158,976
                                                                               ----------      ---------
                                                                               14,404,883      4,420,803
                                                                               ==========      =========


O.    OTHER RELATED PARTY TRANSACTIONS

      Summarized below are all material related party transactions entered into by the Company and its subsidiaries during the periods presented not otherwise disclosed in these notes.

      On February 29, 1996, the Company made a 8% demand loan in the amount of $100 to an employee. Accrued and unpaid interest at April 30, 1997 totaled $9.

      On March 11, 1997, the Company made a 8% demand loan in the amount of $100 to an entity controlled by an outside director. Accrued and unpaid interest at April 30, 1997 totaled $1.

      The Company is indemnified by an officer and former director for declines in value of marketable securities received by it in a private placement of common shares in February 1995. The liability under this agreement was $293 at April 30, 1997.

      Dividends payable to a former shareholder and current officer of FED of $1,256 were declared prior to the acquisition of FED by the Company; the dividends were paid prior to January 31, 1997.

      FED, as a founding shareholder, holds 35% of the outstanding of shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. At April 30, 1997 the amount due FED from Spectra for sales in the ordinary course of business was $452.

      In the ordinary course of business, FED made sales of $212 and paid marketing research service fees of $194 to companies and made purchases of $3 from companies controlled by a former director and present officer of FED.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


P.    SUBSEQUENT EVENTS

      In May 1997, the Company issued 161,940 shares of common stock in conversion of Series C preferred stock and accrued dividends thereon.

      On May 12, 1997 warrants to acquire 558,414 shares of common stock at $5.638 per share held by entities controlled by an officer and former director were exercised in a "cashless" transaction in which the Company recorded a liability of $1,877 representing the difference between the closing price of the Company's common shares at exercise and the exercise price. This liability does not bear interest for 90 days and thereafter at 10% and will be satisfied through a combination of the issuance of stock and cash.


Q.    SUPPLEMENTAL CASH FLOW DISCLOSURES

      Interest expense and taxes paid approximated the related expenses for the three months ended April 30, 1997 and 1996.

      The stock issued to effect, in part, the FED acquisition during the quarter ended April 30, 1996 and the ABCN investment during the quarter ended April 30, 1997 valued at $809 and $7,250, respectively, neither provided nor used cash. Accordingly, the value assigned to such stock has been excluded from the statements of cash flows.

      Common shares issued on conversion of convertible debentures during the quarter ended April 30, 1996 neither provided nor used cash. Accordingly, the $1,371 value assigned to such stock for the three months ended April 30, 1996 has been excluded from the statement of cash flows.


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

      Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 24.7% of net sales for the three months ended April 30, 1997 and 17.3% of net sales for the three months ended April 30, 1996. The largest single customer account receivable at April 30, 1997 was $8,034 which is within credit terms.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



S.          PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Three months ended April 30, 1996:

                                Company         FED    Sciteq     Cray      Pro Forma               Pro Forma
                             Consolidated       (i)     (ii)     (iii)     Adjustments   Notes    Consolidated
Revenues                      $ 18,154       $ 9,820   $ 1,024  $ 6,577                             $  35,575
Cost of sales                   12,124         8,235       495    4,272                                25,126
                              --------       -------   -------  -------                             ---------
Gross Profit                     6,030         1,585       529    2,305                                10,449
Operating expenses               5,091           803       392    4,424     $    14        (iv)        19,651
                                                                                104         (v)
                                                                                148        (vi)
                                                                              1,798       (vii)
                                                                              6,877      (viii)
                              --------       -------   -------  -------     -------                 ---------
Operating income (loss)            939           782       137   (2,119)     (8,941)                   (9,202)
Other income (charges)            (481)         (363)              (111)       (110)       (ix)        (1,384)
                                                                                (17)        (x)
                                                                               (302)       (xi)
                              --------       -------   -------  -------     -------                 ---------
Income (loss) before
   income taxes                    458           419       137   (2,230)     (9,370)                  (10,586)
Provision for income
Provision for income taxes           3           220         1        7                                   231
                              --------       -------   -------  -------     -------                 ---------
Net income (loss)             $    455       $   199   $   136  $(2,237)    $(9,370)                $ (10,817)
                              ========       =======   =======  =======     =======                 =========

Weighted average shares
   outstanding (000's)           4,184                                                                  2,915
Earnings (loss) per share:
   Primary                    $   0.10                                                              $   (3.72)
   Fully diluted              $   0.09                                                                    n/a


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

(iv) To amortize the excess of cost over net assets acquired of $1,288 arising from the FED acquisition, using an estimated 15 year useful life.

(v) To amortize the purchased technology acquired of $2,895 arising from the Sciteq acquisition, using an estimated 7 year useful life.

(vi) To amortize the purchased technology acquired of $4,165 arising from the Cray acquisition, using an estimated 7 year useful life.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


(vii) To immediately recognize in-process research and development expense arising from the Sciteq acquisition.

(viii) To immediately recognize in-process research and development expense arising from the Cray acquisition.

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



T.    PROFORMA INFORMATION (POOLINGS OF INTEREST)

      The following table shows the historical results of the Company, BW, DPI and DSI for the periods prior to the consummation of the mergers of the entities:

                                                        Three Months     Year Ended
                                                       Ended April 30,   January 31,
                                                           1996            1996
                                                         --------       ----------
               Net sales:
                     Company                              $  6,070       $  7,733
                     BW                                      6,772          7,634
                     DPI                                     5,202         18,631
                     DSI                                       110            475
                                                          --------       --------
                        Total                             $ 18,154       $ 34,473
                                                          ========       ========

               Net income (loss):
                     Company, as previously reported      $    249       $    626
                     BW                                         14           (446)
                     DPI                                       202         (1,544)
                     DSI                                       (10)            47
                                                          --------       --------
                        Net income as restated            $    455       $ (1,317)
                                                          ========       ========


U.    RECONCILIATION TO PREVIOUSLY REPORTED AMOUNTS


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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



Amounts in thousands, except per share amounts.

                                           First       Second       Third       Fourth
                                          Quarter     Quarter      Quarter      Quarter        Year
                                          -------     -------      -------      -------        ----
      Net income (loss) as
         previously reported               $249      $ (8,311)      $1,332      $1,425      $ (5,305)
      Effect of pooling transactions        206        (3,914)          12           -        (3,696)
      Inventory valuation adjustments         -        (3,169)           -           -        (3,169)
      Purchased technology
         valuation adjustment                 -        (3,439)           -           -        (3,439)
                                           ----      --------       ------      ------      --------
      Net income (loss)                    $455      $(18,833)      $1,344      $1,425      $(15,609)
                                           ====      ========       ======      ======      ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to the Company's Form 10-KSB for the year ended January 31, 1997.

Results of operations for the three months ended April 30, 1997 include the operations of Osicom and its wholly owned subsidiaries for the periods noted in Note B to the consolidated unaudited financial statements contained herein.


RESULTS OF OPERATIONS/COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1997 AND
1996

Net sales of the Company for the quarter ended April 30, 1997 increased by 79.1% to $32.6 million from $18.2 million for the quarter ended April 30, 1996 due primarily to the business acquired during the year ended January 31, 1997 as well as increased demand for the Company's products. (See Footnote A to the Unaudited Consolidated Financial Statements contained in Part I herein).

Consolidated gross profit increased by 66.7% to $10 million for the quarter ended April 30, 1997 from $6 million for the quarter ended April 30, 1996 due to the increase in net sales related to acquisitions. Gross margin declined to 30.7% for the quarter ended April 30, 1997 from 32.9% for the quarter ended April 30, 1996. This decline was substantially due to the lower gross margins intrinsic to original equipment manufacturers (FED) and is not reflective of the anticipated operational efficiencies to be achieved through the integration of the various acquisitions of the Company although such results are not assured.

Selling and administrative expense totaled $7.1 million, or 21.8% of net sales for the quarter ended April 30, 1997. This compares to $3.9 million, or 21.4% of net sales for the quarter ended April 30, 1996. The increase in the dollar amount of these expenses resulted from the addition of acquired businesses and increased public company costs including legal, accounting and consulting fees. As a percentage of net sales, however, these operating expenses remained approximately constant reflecting the impact of the higher sales level attained by the acquired businesses. These results do not reflect the full impact of the synergy's to be achieved by the vertical and horizontal integration of the past year's acquisitions and management believes that ongoing programs may reduce selling and administrative expenses as a percentage of net sales nor the implementation of new marketing plans for increasing the Company's recognition in the marketplace, however, there can be no assurances that such reductions will be achieved.

Research, development and engineering expenses were $1.5 million for the quarter ended April 30, 1997, representing only 4.6% of net sales as compared with $1.3 million for the quarter ended April 30, 1996, or 7.1% of net sales. This lower percentage reflects the increase in net sales which resulted from the addition of acquired businesses. Management expects that in future periods, research, development and engineering expenses will approximate a target level of 10% of net sales.

Other operating expenses for the quarter ended April 30, 1997 included acquisition-related charges of $467,000. This amount included amortization of purchased technology and excess cost over net book value of assets acquired as well as the costs associated with acquisitions accounted for as poolings of interests. During the quarter ended April 30, 1996 the amortization of negative goodwill decreased other operating expenses by $238,000. (See Note A to the Unaudited Consolidated Financial Statements contained in Part I herein).

Investment income was $100,000 for the quarter ended April 30, 1997, as compared to a net investment loss of $152,000 for the quarter ended April 30, 1996. This increase is the result of the interest earned on miscellaneous receivables as well as investment by the Company of its securities proceeds prior to utilization in the operations of and acquisitions by the Company during the quarter ended April 30, 1997.

Interest expense was $434,000 or 1.3% of net sales for the quarter ended April 30, 1997 compared to $338,000 or 1.9% of net sales for the quarter ended April 30, 1996. The increase in interest expense was the result of expanded borrowing for continuing and newly acquired businesses partially offset by the higher interest rates paid by DPI during the quarter ended April 30, 1996.

Provision for income taxes for the quarter ended April 30, 1997 was $16,000 as compared to $3,000 for the quarter ended April 30, 1996. The increased tax provision resulted from the profitable operations of FED and full utilization during the year ended January 31, 1997 of its remaining net operating loss carryforwards. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryforwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the asset will not be realized. (See Note M to the Unaudited Consolidated Financial Statements contained in Part I herein).


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had net worth of $48.1 million, with total assets of $96.5 million. Of these assets, current assets totaled $57.2 million including $8.5 million of cash and cash equivalents, $19.4 million of accounts receivable and $24.1 million of inventory. The Company's working capital at April 30, 1997 was $12.8 million.

The Company's operations provided a cash flow of $2.3 million during the three months ended April 30, 1997, as compared to $213,000 during the three months ended April 30, 1996. This increase in net operating cash flow is reflective of the net cash flow from operations after adjustment for non-cash income and expense of $191,000 increased by the net decline in current assets and liabilities.

Investing activities during the three months ended April 30, 1997 consisted of purchases of property plant and equipment of $2.6 million, expenditures for software development costs capitalized of $1.3 million, and other receivables of $2.5 million (including interest bearing advances to ABCN of $2.0 million), net of proceeds from the disposition of fixed assets. During the three months ended April 30, 1996 investing activities included purchases of property, plant and equipment (including the San Diego and FED facilities) of $3.7 million, expenditures for software development costs capitalized of $404,000, net cash outlays of $500,000 in connection with acquisition activities of the Company and other receivables of $414,000.

The financing activities of the Company during the three months ended April 30, 1997 provided net cash inflows of $6.0 million as compared with $10.2 million during the three months ended April 30, 1996. This $4.2 million decrease is primarily the result of declines in private placements of the Company's convertible preferred stock and debentures ($2.5 million), declines in proceeds from long term debt ($3.0 million), and declines in proceeds from notes issued to affiliates ($1.1 million) net of net repayments of short-term debt ($1.3 million).

The Company finances its operations and acquisitions from debt issuances, bank lines of credit and security placements.

The Company through private placements of its convertible preferred stock raised net proceeds of $6.2 million during the quarter ended April 30, 1997. (See Note J to the Unaudited Consolidated Financial Statements contained in Part I herein).

The Company through private placements of its 8% callable, convertible debentures raised net proceeds of $8.7 million through April 30, 1996. (See Note G to the Unaudited Consolidated Financial Statements contained in Part I herein).

At April 30, 1997 the Company had $9.5 million face value of currently convertible preferred stock outstanding of which $1.1 million was converted prior to June 13, 1997.

The Company's customers generally remit payments within the terms of sale. The Company is currently able to meet its obligations as they become due.

Management believes that the Company has sufficient working capital to meet its planned level of operations. Management is implementing plans which it believes will enable the Company to internally generate funds for its current operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company plans to grow both internally as well as through acquisitions. The capital needed to accomplish this as well as to meet obligations arising out of acquisitions previously completed will have to be raised to the extent funds are not then available. (See Note A to the Unaudited Consolidated Financial Statements contained in Part I herein). The Company cannot give any assurances that sufficient capital will be available when needed.


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

OTHER MATTERS

See Part II, Item 1 "Legal Proceedings" contained herein.


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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to introduce wireless enabled network strategy, Gigabit Ethernet, ATM switches for workgroups and enterprise markets, scalable routers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1:     LEGAL PROCEEDINGS

            For a discussion of material legal proceedings, see Part I, Item 3 of the Form 10-KSB for the year ended January 31, 1997 and Note I to the Consolidated Financial Statements included therein.

ITEM 2:     CHANGES IN SECURITIES
            Not Applicable

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable

ITEM 5:     OTHER INFORMATION
            Not Applicable

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K


        A.  Exhibits

            20 Consolidated Financial Statements for the Quarter Ended April 30, 1997 (included in
                                   Part 1, Item 1)

            27                     Financial Data Schedule



        B.  Reports on Form 8-K
            April 10, 1997         Change in Registrants Certifying Accountant-
                                   BDO Seidman LLP

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


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:  /s/ Christopher E. Sue                       Date:  June 16, 1997
     ------------------------------
        Christopher E. Sue,
        Chief Financial Officer