Form 10QSB
period 1997-07-31
OSICOM TECHNOLOGIES INC
filed 1997-09-12
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.10 par value per share, Outstanding: 16,903,944 shares at September 12, 1997.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                Unaudited Consolidated Balance Sheet at July 31, 1997
                  and Audited Consolidated Balance Sheet at January 31,       3
                  1997

                Unaudited Consolidated Statements of Operations for the
                  Three and Six Months ended July 31, 1997 and 1996           4

                Unaudited Consolidated Statements of Cash Flows for the
                  Six  Months ended July 31, 1997 and 1996                    5

                Notes to Consolidated Financial Statements                  6-28


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Results of Operations/Comparison of the Three and Six Months
                  ended July 31, 1997 and 1996                                29

                Liquidity and Capital Resources                               31

                Impact of Recent Accounting Pronouncements                    32

                Other Matters                                                 32

                Fluctuations in Revenue and Operating Results                 32

                Forward-Looking Statements - Cautionary Statement             32

PART II: OTHER INFORMATION                                                    34

ITEM 1:     LEGAL PROCEEDINGS

ITEM 2:     CHANGES IN SECURITIES

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

ITEM 5:     OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                     35

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                     JULY 31, 1997    JANUARY 31, 1997
                                                                                     -------------    ----------------
                                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and equivalents                                                              $      2,634       $      4,055
    Restricted cash (Notes B and E)                                                          1,896              1,744
    Accounts receivable, net of reserve for doubtful accounts $1,059 (Note E)               21,649             19,090
    Inventory (Notes B and E)                                                               21,475             21,835
    Other receivables (Notes C and O)                                                        2,992                985
    Prepaid expenses and other current assets                                                1,321              1,239
                                                                                      ------------       ------------
      TOTAL CURRENT ASSETS                                                                  51,967             48,948
                                                                                      ------------       ------------
PROPERTY AND EQUIPMENT, NET  (Notes B, D, E and F)                                          16,106             15,417
                                                                                      ------------       ------------
OTHER ASSETS
    Purchased technology, net (Notes A and B)                                                2,485              7,588
    Excess of cost over net assets acquired, net (Notes A and B)                             6,984              1,464
    Capitalized software, net (Note B)                                                       2,569              2,005
    Other assets (Notes K and Q)                                                             9,213              3,054
                                                                                      ------------       ------------
      TOTAL OTHER ASSETS                                                                    21,251             14,111
                                                                                      ------------       ------------
TOTAL ASSETS                                                                          $     89,324       $     78,476
                                                                                      ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt (Note E)                                                          $     12,449       $     11,151
    Current maturities of long-term debt (Note F)                                            1,345              1,492
    Accounts payable                                                                        18,519             18,706
    Accrued liabilities                                                                      8,478              5,029
    Other current liabilities (Note A)                                                         712              2,737
    Income taxes payable (Note M)                                                              260                235
                                                                                      ------------       ------------
      TOTAL CURRENT LIABILITIES                                                             41,763             39,350
                                                                                      ------------       ------------

Long-term debt and capital lease obligations (Notes F and H)                                 3,531              3,919
Deferred income taxes (Note M)                                                                 295                299
Other liabilities                                                                               --                 44
                                                                                      ------------       ------------
      TOTAL LIABILITIES                                                                     45,589             43,612
                                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes A, H and I)

Redeemable common stock (Note A)                                                                --              1,994

STOCKHOLDERS' EQUITY (Note J)
    Preferred stock, $.01 par value; 27 shares authorized; cumulative dividends;
      19 shares issued and outstanding, $20,610 liquidation preference including accumulated dividends at July 31, 1997; 41 shares issued and outstanding,
      $19,578 liquidation preference at January 31, 1997                                         1                  1
    Common stock, $.10 par value; 20,000 shares authorized; 14,354 shares issued and 14,351 shares outstanding at July 31, 1997; 10,978 shares issued and
      10,975 shares outstanding at January 31, 1997                                          1,435              1,098
    Additional paid-in capital                                                              71,610             49,246
    Accumulated deficit                                                                    (29,133)           (17,297)
    Treasury stock, 3 shares, at cost                                                         (178)              (178)
                                                                                      ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                                                            43,735             32,870
                                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     89,324       $     78,476
                                                                                      ============       ============

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JULY 31                       JULY 31
                                                              -------------------------     -------------------------
                                                                 1997           1996           1997           1996
                                                              ----------     ----------     ----------     ----------
NET SALES                                                     $   32,649     $   27,477     $   65,281     $   45,631
COST OF SALES                                                     22,250         23,172         44,868         35,296
                                                              ----------     ----------     ----------     ----------
      GROSS PROFIT                                                10,399          4,305         20,413         10,335
                                                              ----------     ----------     ----------     ----------
OPERATING EXPENSES
    Selling and marketing                                          5,017          3,325          9,088          5,721
    Engineering, research and development                          1,883          1,509          3,373          2,776
    General and administrative                                     4,885          2,552          7,937          4,077
    Purchased in-process research and development (Note A)            --         13,653             --         13,653
    Other operating expenses (Notes A and B)                      11,026          1,279         11,493          1,182
                                                              ----------     ----------     ----------     ----------
      TOTAL OPERATING EXPENSES                                    22,811         22,318         31,891         27,409
                                                              ----------     ----------     ----------     ----------
INCOME (LOSS) FROM OPERATIONS                                    (12,412)       (18,013)       (11,478)       (17,074)
                                                              ----------     ----------     ----------     ----------
OTHER INCOME (CHARGES)
    Investment income                                                153            289            253            137
    Interest expense                                                (530)        (1,104)          (964)        (1,442)
    Gain on disposal of assets                                        --             --            426             --
    Other income (charges)                                            36             75            (57)            84
                                                              ----------     ----------     ----------     ----------
      TOTAL OTHER INCOME (CHARGES)                                  (341)          (740)          (342)        (1,221)
                                                              ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                                (12,753)       (18,753)       (11,820)       (18,295)
PROVISION FOR INCOME TAXES (Note M)                                   --             80             16             83
                                                              ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                             $  (12,753)    $  (18,833)    $  (11,836)    $  (18,378)
                                                              ==========     ==========     ==========     ==========
INCOME (LOSS) PER COMMON SHARE (Note N)
    ACCRUED UNDECLARED DIVIDENDS                                      38             38             75             75

NET INCOME (LOSS) APPLICABLE
    TO COMMON SHARES                                          $  (12,791)    $  (18,871)    $  (11,911)    $  (18,453)
                                                              ==========     ==========     ==========     ==========
    PRIMARY
      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING  (RESTATED, IN THOUSANDS)                    12,618          6,961         12,009          6,373

      NET INCOME (LOSS) PER COMMON SHARE:                     $    (1.01)    $    (2.71)    $    (0.99)    $    (2.90)
                                                              ==========     ==========     ==========     ==========
    FULLY DILUTED
      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING  (RESTATED)                                     n/a            n/a            n/a            n/a

      NET INCOME (LOSS) PER COMMON SHARE:                            n/a     $      n/a            n/a            n/a
                                                              ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JULY 31
                                                                                             -------------------------
                                                                                                1997           1996
                                                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $  (11,836)    $  (18,378)
                                                                                             ----------     ----------
     Adjustments to reconcile net loss to net cash used in operating activities:
            Intangible assets valuation allowances (Notes A and B)                                8,530             --
            Purchased research and development (Note A)                                              --         12,320
            Depreciation and amortization                                                         2,329            724
            Accounts receivable and inventory reserves                                           (1,571)           705
            Account and note receivable recoveries                                                  154             --
            Debt issuance costs reducing proceeds recorded as interest expense                       --            582
            Expenses paid through issuances of securities                                           121            224
            Gain on disposals of fixed assets                                                      (419)            --
            Unrealized losses (gains) in investment securities                                       --            (90)
        Changes in assets and liabilities net of effects of business entity acquisitions:
               Increase in restricted cash                                                         (152)          (129)
               (Increase) decrease in accounts receivable                                        (2,477)           816
               Decrease in inventories                                                            1,849          1,938
               Increase in other current assets                                                     (76)        (3,806)
               Decrease in accounts payable                                                        (187)          (532)
               Increase in accrued expenses                                                       3,492            585
               Increase (decrease) in other current liabilities                                      (4)           118
                                                                                             ----------     ----------
        NET CASH USED IN OPERATING ACTIVITIES                                                      (247)        (4,923)
                                                                                             ----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (4,349)        (4,628)
     Capitalized software development costs (Notes B and D)                                      (2,446)          (928)
     Proceeds from disposal of fixed assets                                                         729             --
     Purchase of other assets (Note A)                                                               28           (827)
     Cash outlays for acquired companies in excess of cash acquired (Note A)                        (14)        (3,779)
     Other receivables (Notes C and O)                                                           (2,537)          (488)
                                                                                             ----------     ----------
        NET CASH USED IN INVESTING ACTIVITIES                                                    (8,589)       (10,650)
                                                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible preferred stock (Note J)                               6,175         15,616
     Proceeds from issuance of common stock (Note K)                                              5,528             --
     Proceeds from issuance of convertible debentures (Note G)                                       --         16,831
     Redemption of preferred stock (Notes A and J)                                                   --         (6,269)
     Proceeds from issuance of short-term debt, net of repayments (Note E)                        1,298           (485)
     Proceeds from long-term debt (Note F)                                                           --          2,996
     Repayment of long-term debt (Note F)                                                          (535)        (1,407)
     Repayment of acquisition liabilities (Note A)                                               (3,274)            --
     Repayment of liability due on cashless warrant exercise (Note K)                            (1,567)            --
     Proceeds from stock option exercises (Note L)                                                   28            328
     Other                                                                                         (238)            37
                                                                                             ----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 7,415         27,647
                                                                                             ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                            (1,421)        12,074
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   4,055            910
                                                                                             ----------     ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $    2,634     $   12,984
                                                                                             ==========     ==========

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets transmission, networking, remote access and connectivity products for use in local area networks, wide area networks, broadband networks and wireless-enabled networks(TM). The Company operates in one business segment with products including remote access products, routers, concentrators, multiplexors, hubs and switches, high-performance network adapters, network print servers, frame relay encryption devices, video switches and routers, and a family of products to build broadcast systems over copper, fiber optic or wireless transmission.

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

        In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Osicom Technologies, Inc. and subsidiaries at July 31, 1997 and the results of operations for the quarters and six months ended July 31, 1997 and 1996. The Consolidated Financial Statements which are contained in Part I, Item 7 of Form 10-KSB for the year ended January 31, 1997 should be read in conjunction with the accompanying unaudited financial statements; disclosures which duplicate those contained in Form 10-KSB for the year ended January 31, 1997 have been omitted from the accompanying unaudited financial statements.

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

        To reflect the decline in net realizable value of purchased assets as the result of changing market conditions RNS recorded, as other operating expense, a reduction to the remaining net book value of purchased technology of $893 during the quarter ended July 31, 1997 and recorded reductions to the net book value of purchased inventory of $1,869, as cost of sales, and purchased technology of $3,439, as purchased in-process research and development, during the quarter ended July 31, 1996.

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

        CRAY COMMUNICATIONS, INC. - Effective June 30, 1996, the Company acquired, in a transaction accounted for as a purchase, 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11,000 in cash plus preferred stock of the Company valued at $2,068. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption. As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $6,877.

        During the quarter ended July 31, 1997, Cray recorded a reduction to the net book value of purchased technology of $3,750 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as other operating expense.

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

        During the quarter ended July 31, 1997, RTC recorded a reduction to the net book value of excess cost over net assets acquired of $233 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as other operating expense.

        UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired, in a transaction accounted for as a purchase, 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the delivery to the Company of audited financial statements as of the acquisition date. An additional payment of $5,150 was made 12 months from closing based upon FED having achieved net income after tax of $3,500 during the 12-month period ending March 31, 1997. In lieu of cash the former shareholders of Uni received 871,538 shares of the Company's common stock with the right to have the Company redeem these shares for cash during September, 1997. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares.

        SCITEQ ELECTRONICS, INC. - On May 31, 1996, through a merger with a newly-formed, wholly-owned subsidiary corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired, in a transaction accounted for as a purchase, 100% of Sciteq Electronics, Inc., for $600 in cash, plus stock and below-market stock options of the Company valued at $2,400. An additional payment of $2,000 was made 12 months from closing based upon Sciteq having achieved pre-tax net income of $750 during the 12 month period ending December 31, 1996; this liability was included in other current liabilities at January 31, 1997. The Company incurred additional costs in connection with the purchase of Sciteq of $579, of which $532 was paid or will be paid through the issuance of common shares. As a result of the Sciteq acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $1,798.

        The former shareholders of Sciteq and option holders who have exercised their options had the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. 102,136 shares of the 159,148 shares issued at closing were put to the Company during the notice period; the $1,994 value assigned to the 159,148 shares issued at closing was reclassified as redeemable common stock at January 31, 1997.

        The aggregate repayment to the former shareholders and option holders of Sciteq of $3,274 is included in financing activities for the six months ended July 31, 1997. (See Note K).

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        During the quarter ended July 31, 1997, PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as other operating expense.

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

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The balance sheets reflect the accounts and the consolidated statements of operations for the three months and six months ended July 31, 1997 include the results of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, DSI, BW, RTC, R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statements of operations for the three and six months ended July 31, 1996 include the results of operations of Osicom, Meret, including its RNS division, DPI, DSI, BW and RTC for the periods presented, Cray from June 30, 1996, FED from April 1, 1996, Rnet from November, 1995 (formation), Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note A). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually and collectively as the "Company".

        USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and the instructions set forth in the Securities and Exchange Commission regulations which requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998.

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

        ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company generally does not require collateral from its customers.

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

        Inventories at July 31, 1997 consist of:

               Raw material                           $ 17,330
               Work in process                           4,355
               Spare parts                                 627
               Finished goods                            4,222
                                                     ---------
                                                        26,534
               Less: Valuation reserve                   5,059
                                                     ---------
                                                     $  21,475
                                                     ---------

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

        SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the three and six months ended July 31, 1997 was $34 and $160, respectively, over 3 to 7 years. Amortization expense for the three and six months ended July 31, 1996 was $129 and 147, respectively over 3 years. Accumulated amortization was $88 as of July 31, 1997.

        The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projected discounted cash future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. During the quarter ended July 31, 1997, the Company recorded a reduction to the net book value of its capitalized software development costs of $2,719 to reflect the decline in the net realizable value of these assets as the result of changing market conditions. This reduction has been recorded as other operating expense.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $314 at July 31, 1997. In-process research and development purchased by the Company is expensed at the date of purchase.

        The Company assesses the recoverability of purchased technology primarily by determining whether the amortization of the net book value of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, of the net book value of the excess cost over net assets acquired is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital. During the quarter ended July 31, 1997, Cray and RNS recorded reductions to the net book value of purchased technology of $4,643 to reflect the decline in the net realizable value of these assets as the result of changing market conditions. This reduction has been recorded as other operating expense. (See Note A).

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Excess cost over net assets acquired and accumulated amortization at July 31, 1997 were $7,235 and $251, respectively; cost includes the additional payment made to the former shareholders of FED based upon FED's net income during the 12-month period ending March 31, 1997 (see Note A). The Company assesses the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital. During the quarter ended July 31, 1997, RTC recorded a reduction to the net book value of excess cost over net assets acquired of $233 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as other operating expense. (See Note A).

        NEGATIVE GOODWILL - Negative goodwill was amortized on a straight-line basis over three years. Operating expenses for the three and six months ended July 31, 1996 includes amortization expense of $87 and $325, respectively.

        OTHER INTANGIBLE ASSETS (LOAN COSTS, PURCHASED TRADEMARKS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Purchased trademarks are amortized on a straight-line based over its estimated economic life (5 years); cost and accumulated amortization at July 31, 1997 were $150 and $20, respectively. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); as a result of changing market conditions PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset and there is no remaining cost after this reduction. This reduction has been recorded as other operating expense.

        OTHER INVESTMENTS - Other investments (included in other noncurrent assets) include non-marketable securities held in other companies and an investment in a joint venture net of an allowance for permanent impairment of value.

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

        INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At July 31, 1997, the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in Hong Kong. (See Note M).

        ADVERTISING - The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

        INCOME AND LOSS PER COMMON SHARE - Income and loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Convertible securities outstanding and common stock equivalents are not included in the earnings per share computations for the three and six months ended July 31, 1997 and 1996 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 2 for 1 stock split effective February 12, 1996. In addition, SFAS No. 128, "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

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

        STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "Stock-Based Compensation" as of February 1, 1996. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company does not grant options to employees at prices below the then market value. (See Note L).

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

C.      OTHER RECEIVABLES

        Other receivables at July 31, 1997 consisted of the following:

               Advance to non-affiliate at prime plus 3% including accrued
                 interest (see Note K)                                          $ 2,095

               8% demand loan due from an employee including accrued
                 interest (see Note O)                                              109

               8% demand loan due from an entity controlled by a director
                 including accrued interest (see Note O)                            103

               Due to Company from former shareholders and option holders
                 of DPI                                                             360

               8% demand loans due from non-affiliates including accrued
                 interest                                                           226

               Other                                                                 99
                                                                                -------
                                                                                $ 2,992
                                                                                =======

D.      PROPERTY AND EQUIPMENT

        Property and equipment of the Company consisted of the following components as of July 31, 1997:

               Manufacturing, engineering and plant equipment and software     $ 27,457
               Office furniture, fixtures and information systems                 4,395
               Land and building                                                  5,180
               Automobiles                                                          173
               Leasehold and building improvements                                2,731
                                                                               --------
                 Total property and equipment                                    39,936
               Less: Accumulated depreciation                                   (23,830)
                                                                               --------
               Net book value at July 31, 1997                                 $ 16,106
                                                                               ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

E.      SHORT TERM DEBT

        Short term debt at July 31, 1997 consisted of the following:

            Floating interest rate loan (2.5% over Coast's prime rate)
              secured by all the tangible assets of Meret; weighted average
              interest rate for the six months ended July 31, 1997 was 13.2%       $  1,217

            Floating interest rate loan (2.5% over Coast's prime rate)
              secured by all the tangible assets of Cray; weighted average
              interest rate for the six months ended July 31, 1997 was 11.9%          4,430

            Floating interest rate loan (2.5% over Coast's prime rate)
              secured by all the tangible assets of DPI; weighted average
              interest rate for the six months ended July 31, 1997 was 11.3%          2,919

            Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
              rate for the six months ended July 31, 1997 was 8.9%                    3,579

            Floating interest rate loan (1% over bank's base lending rate)
              secured by accounts receivable and a director's personal
              guarantee; weighted average interest rate for the six months
              ended July 31, 1997 was 9.8%                                              304

                                                                                   --------
                                                                                   $ 12,449
                                                                                   ========

        On January 31, 1996, the Company's wholly owned subsidiary, Meret, increased its then $5,000 line of credit from Coast Business Credit ("Coast"), an asset based lender, to a maximum of $8,000; the line of credit is collateralized by accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at July 31, 1997). In addition, the Company issued to Coast three year warrants to purchase shares of its common stock at the respective market prices at funding: 10,000 shares of its common stock at $3.34 per share expiring June 11, 1998 and 40,000 shares of its common stock at $5.31 per share expiring January 31, 1999. Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement remains in effect until February 1, 1999 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. Additionally, the agreements provide for term loans more fully described in Note
F. Meret paid Coast a $30 origination fee and the quarterly facility fee was increased to $4. The interest rate on the Meret line of credit remained unchanged at 11.0% for the six months ended July 31, 1997. The highest and average amounts outstanding were $3,070 and $2,187, respectively, during the six months ended July 31, 1997.

        On October 2, 1996, the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at July 31, 1997). The proceeds of this loan were used, in part, to repay the line of credit outstanding at the acquisition of Cray. The highest and average amounts outstanding were $4,430 and $3,336, respectively, during the six months ended July 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        On October 11, 1996 DPI obtained a $3,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at July 31, 1997). The proceeds of this loan were used, in part, to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate. The highest and average amounts outstanding were $2,919 and $2,283, respectively, during the six months ended July 31, 1997.

        At July 31, 1997, FED's short term bank borrowings consisted of $992 bank overdrafts and $2,587 trust receipt loans. Aggregate banking facilities as of that date were approximately $8,900 from various banks for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $558 (overdrafts: $495, loan and trade financing: $63). These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note D), a pledge of FED's $1,896 fixed bank deposits, liens on FED's inventories released under trust receipt loans, and personal guarantees by two former directors of FED. The highest and average amounts outstanding during the six months ended July 31, 1997 were $3,370 and $2,985, respectively.

        At July 31, 1997, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $304. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.5%, at July 31, 1997. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest and average amounts outstanding were $387 and $367, respectively, during the six months ended July 31, 1997.

        The Company was in compliance with its debt covenants at July 31, 1997.


F.      LONG TERM DEBT

        Long term debt at July 31, 1997 consisted of the following:

               Variable rate 8 year mortgage (1% over Hong Kong prime rate);
                 interest rate at July 31, 1997 was 9.75%                             $    840

               Variable rate 10 year mortgage (1% over Hong Kong prime rate);
                 interest rate at July 31, 1997 was 9.75%                                  617

               Variable rate 30 year mortgage note payable (5.5% over LIBOR
                 rate); interest rate at July 31, 1997 was 11.5%                         1,322

               Floating interest rate term loans (2.5% over Coast's prime rate)
                 secured by machinery and equipment of Meret; interest rate at
                 July 31, 1997 was 11.0%                                                   551

               Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate at
                 July 31, 1997 was 12.5%                                                   118

               5.5% term note payable to shareholder (former shareholder
                 and present officer of DPI)                                               364

               Debentures payable (See Note G)                                             410

               Obligations under finance leases (See Note H)                               654
                                                                                      --------
                                                                                         4,876
               Less: Current portion                                                     1,345
                                                                                      --------
                                                                                      $  3,531
                                                                                      ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. The interest rate at July 31, 1997 was 11.5%.

        In addition, Meret has two terms loans outstanding with original amounts of $915 and $480, on December 4, 1995 and January 31, 1996, respectively, which are collateralized by machinery and equipment. Combined monthly principal payments are $39 per month; interest at 2.5% over Coast's prime rate is due monthly.

        DPI has various notes payable to certain of its former shareholders notes due September 1997 with interest only payable monthly.

        Long term debt including capitalized leases at July 31, 1997 is payable by year as follows:

               1998                                  $ 1,345
               1999                                      489
               2000                                      810
               2001                                      194
               2002                                      202
               2003 and later                          1,836
                                                     -------
                                                     $ 4,876
                                                     =======

G.      DEBENTURES PAYABLE

        During the year ended January 31, 1997, the Company received net proceeds of $16,831 from the private placement of convertible debentures to unaffiliated parties. The Company issued 2,187,319 shares of its common stock in conversions of these securities and accrued interest thereon through January 31, 1997. The Company has the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bear interest at 8.0% beginning specified periods after date of issue which is payable in common shares of the Company. The debentures are convertible into common shares of the Company at a maximum of $18.00 per share or at the average closing price as reported by Nasdaq for the five preceding business days. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%. At July 31, 1997, $410 of debentures, with a $550 face amount, were outstanding.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


H.      LEASES AND OTHER COMMITMENTS

        Rental expense under operating leases was $530 and $516 for the three months ended July 31, 1997 and 1996, respectively and $1,131 and $901 for the six months ended July 31, 1997 and 1996, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at July 31, 1997:

                                                                Capital     Operating
                                                                Leases       Leases
                                                                -------     ---------
               1998                                             $ 280        $1,308
               1999                                               251           854
               2000                                               222           246
               2001                                                 -            84
               2002                                                 -             -
                                                                   --            --
                                                                -----        ------
                                                                  753        $2,492
                                                                             ======
               Less: Amount representing interest                 (99)
               Present value of minimum annual rentals          $ 654
                                                                =====

        As of July 31, 1997, FED had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $3,921.

        The former shareholders of FED have the right to have the Company redeem the shares they received in lieu of a cash payment of $5,150 during September, 1997.

        Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of July 31, 1997, no liability related to this additional consideration has been incurred as the target net revenues have not been met.

        One officer and former shareholder of Sciteq have three year employment contracts ending May 31, 1999 under which Sciteq is obligated to make payments of $110 per year in total. The Company has the right to terminate this contract for cause.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

I.      LITIGATION

        BW and certain former officers and former directors, none of whom have been officers or directors of the Company, are defendants in litigation filed May 1994 seeking unspecified compensatory damages, costs and attorney fees for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and committing common law fraud and deceit through the issuance of positive statements. The plaintiff, who purports to represent all persons who purchased stock of BW between May 3, 1993 and April 17, 1994, seeks a declaration that this action be determined a class under Federal Rules. The Company believes the matter is without merit as to it, its officers and directors. No provisions for any loss that may result upon the resolution of this matter were made in the audited financial statements of BW for the fiscal year ended May 31, 1996, and the Company did not assume any liabilities of the former officers and directors in this matter in its acquisition agreement with BW. The matter is currently in discovery and the Company believes it is premature to evaluate the likelihood of an unfavorable outcome or the extent of such outcome, if any.

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

        The Company has outstanding the following shares of preferred stock:

                                         Shares            Par     Liquidation
                                       Outstanding        Value    Preference
                                       -----------        -----    ----------
               Series A                   2,500           $  -     $   2,500
               Accrued, unpaid dividends                                 738
               Series B                   1,000              -         2,366
               Series C                   2,000              -         2,000
               Series D                   2,853              -         2,853
               Series E                  10,153              1        10,153
                                         ------           ----      --------
                                         18,506           $  1      $ 20,610
                                         ======           ====      ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At July 31, 1997, there was $738 of cumulative preferred stock dividends.

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

        In July 1996, the Company issued 10,000 shares of Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value if the then market value is less than the call limit price and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred in exchange for convertible securities previously outstanding. The Series C preferred stock bears a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock is convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. Any shares of Series C preferred stock unconverted as of December 30, 1999 are subject to mandatory conversion at the then market value as of that date. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 1,156,633 shares of the Company's common stock have been issued in conversion of these securities and accrued dividends thereon of which 463,448 were issued during the six months ended July 31, 1997.

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

        In September 1996 and January 1997, the Company issued 9,248 shares of Series E preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $6,732. During the quarter ended April 1997 the Company issued an additional 8,053 shares of Series E preferred stock receiving net proceeds of $6,175 including $1,216 from the sale of an assigned call of previously outstanding Series C preferred stock. In connection with this placement a then director of the company received a finder's fee of $254. The Series E preferred stock does not bear dividends, has voting rights on an "as converted into common share basis", and is not convertible for 180 days from issuance, is subject to mandatory conversion no later than December 31, 2000, and the market value for purposes of conversion into common shares is limited to a maximum of the stated conversion price (varying from $9.25 to $11.25 per common share) and a minimum of $4.00 per common share. The

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Company has the right to call these shares at 90% of the then outstanding face amount if the market value at which the shares would convert into common stock is less than or equal to $10.00 per common share.

        An aggregate of 933,378 shares of the Company's common stock have been issued in conversions of the Series E preferred stock and accrued dividends thereon of which 393,717 were issued during the six months ended July 31, 1997.

        In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varies from 40 to 90 days. In connection with the acquisition of BW, the Company has assumed the obligations, including conversions, for the Series B preferred shares. An aggregate of 952,170 shares of the Company's common stock have been issued in conversions of the Series B preferred stock and accrued dividends thereon of which 127,460 were issued during the six months ended July 31, 1997. No Series B shares remain outstanding at July 31, 1997.

K.      OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

        STOCK SPLIT - In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of this change was reflected in the financial statements retroactively as if the reverse splits occurred at the beginning of the earliest period reported.

        PRIVATE PLACEMENTS - During the six months ended July 31, 1997, the Company issued 824,093 common shares and warrants to acquire 782,888 common shares at $7.50 per share expiring three years from issue receiving net proceeds of $5,528. The holders have the right to request additional shares ("reset shares") to be issued by the Company to the extent that the five day average trading price of the shares issued in these transactions is below $7.50 per share at the time of the request; such request may be made only once with respect to the original shares which have been held continuously by the holder from the original issue date. In the event a reset is requested the related warrant exercise price is adjusted to the lesser of $7.50 or 125% of the market value used for purposes of calculating the reset shares. Holders of 290,760 shares have requested reset shares and an additional 282,017 shares were issued subsequent to July 31, 1997. The exercise price of warrants to acquire 276,222 common shares were reduced to $4.74 to $4.77 per share.

        ABCN INVESTMENT - Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.8%) of ABCN, at a purchase price of $1.45 per share, in exchange for 674,419 shares of the Company's common stock valued at $7,250 and an option to acquire an additional 5,000,000 shares at $1.45 per share. The Company is required to issue additional common shares to ABCN to the extent that the market value of the 674,419 shares on the date the shares were registered was less than $5,000. The Company incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 3.0% over prime rate due upon demand; accrued and unpaid interest at July 31, 1997 totaled $95.

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

        SCITEQ ACQUISITION - As described in Note A, BW issued 159,148 shares of common stock to the holders of Sciteq's outstanding common stock and 54,755 shares of common stock in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 56,594 shares of common stock at $5.34 per share. The Company satisfied its $2,000 liability arising from the earn-out contingency to the former shareholders of Sciteq to issue 137,683 additional shares and 48,960 additional options in cash and the additional shares were issued in connection with the private placements of common stock above.

        COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200 will be issued in quarterly installments over two years. The first four payments resulted in the issuance of 32,411 shares of common stock of which 14,124 were issued during the six months ended July 31, 1997.

        FED ACQUISITION - In connection with the Company's acquisition of FED on March 31, 1996 BW issued 133,480 shares of its common stock valued at $809 in payment of costs incurred in connection with the transaction to two former officers of RTC. (See Note A).

        PDP ACQUISITION - In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the BW issued 16,168 shares of its common stock valued at $121 in payment of costs incurred in connection with the transaction to a director. (See Note A).

        WARRANTS - In connection with the placements of convertible debentures the Company issued warrants to purchase 96,056 shares at prices ranging from $8.125 to $14.36 which expire at various dates through May 30, 1998 of which 51,959 expired unexercised during the six months ended July 31, 1997. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

        In connection with the placements of convertible preferred stock the Company issued warrants to purchase 367,994 shares at prices ranging from $8.00 to $18.00 which expire at various dates through July 15, 1998 of which 166,667 expired unexercised during the six months ended July 31, 1997 and 75,000 shares at $8.00 which expire March 5, 1999. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the year ended January 31, 1997 and six months ended July 31, 1997.

        In addition, warrants to purchase 252,348 shares at prices ranging from $3.34 to $5.31 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. 100,000 warrants, exercisable at $4.00 per share through December 31, 2002, may be redeemed by the Company for $1,000. 558,414 warrants exercisable at $5.638 held by entities controlled by an officer and a former director (see Note P), 27,971 warrants exercisable at $5.638 and 50,000 warrants exercisable

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

at $4.125 were exercised during May, 1997 in "cashless" transactions. Of the $2,315 liability representing the difference between the closing price of the Company's common shares at exercise and the exercise price $1,567 was paid in cash with the remaining balances applied to amounts due the Company under indemnification agreements and an outstanding other receivable.

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

        The following table summarizes the activity in the plans:

                                                                           Weighted Average
                                                      Number of Shares      Exercise Price
                                                      ----------------      --------------
        Shares under option at February 1, 1997            2,778,760            $  6.07
         Granted                                             396,300            $  9.87
         Canceled                                            (62,756)           $  6.76
         Exercised                                           (99,465)           $  9.00
                                                          ----------
        Shares under option at July 31, 1997               3,012,839            $  6.36
                                                          ==========

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

        Additional information relating to stock options outstanding and exercisable at July 31, 1997 summarized by exercise price are as follows:

                            Outstanding                               Exercisable
                 ----------------------------------------    ----------------------------
                                  Weighted Average
Exercise Price              -----------------------------                 Weighted Average
   Per Share      Shares    Life (Years)   Exercise Price      Shares      Exercise Price
---------------  ---------  ------------   --------------    ---------    ----------------
$1.00 - $ 4.99   1,244,809       7.99            $3.39       1,224,809         $  3.39
$5.00 - $ 7.99   1,124,426       9.05            $7.30         376,518         $  7.29
$8.00 - $16.50     643,604       6.74           $10.46         214,380         $ 11.23
                 ---------                                   ---------
$1.00 - $16.50   3,012,839       8.12            $6.36       1,815,707         $  5.13
                 =========                                   =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

M.      INCOME TAXES

        The Company's provision for taxes on income consists of:

                                 Three Months Ended July 31  Six Months Ended July 31
                                 --------------------------  ------------------------
                                      1997         1996         1997         1996
                                     -----        -----        -----        -----
Currently payable:
  U.S. taxes                         $  --        $  --        $  --        $   3
  Non-U.S. taxes                        --           80           20           80
                                     -----        -----        -----        -----
                                        --           80           20           83
                                     -----        -----        -----        -----
Deferred:
  U.S. taxes                            --           --           --           --
  Non-U.S. taxes                        --           --           (4)          --
                                     -----        -----        -----        -----
                                        --           --           (4)          --
                                     -----        -----        -----        -----

Total tax provision                  $  --        $  80        $  16        $  83
                                     =====        =====        =====        =====

        Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities are comprised of the following at July 31, 1997:

               Tax effects of temporary differences for:
                 Depreciation                                         $  295
                                                                        ====

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

        At July 31, 1997, the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through July 31, 1996. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the three and six months ended July 31, 1997 and 1996, is as follows:

                                             Three Months Ended July 31        Six Months Ended July 31
                                            ----------------------------      ----------------------------
                                               1997             1996             1997             1996
                                            -----------      -----------      -----------      -----------
Earnings before income taxes:
 United States                              $   (13,104)     $   (19,331)     $   (13,111)     $   (19,319)
 Foreign                                            351              578            1,291            1,024
                                            -----------      -----------      -----------      -----------
                                            $   (12,753)     $   (18,753)     $   (11,820)     $   (18,295)
                                            ===========      ===========      ===========      ===========
Theoretical tax provision
 (benefit) at 35%                           $    (4,463)     $    (6,564)     $    (4,137)     $    (6,403)
Loss for which no benefit was
 recorded as there is no assurance
 of realization                                   3,157            1,358            3,564            1,618
Permanent differences                             1,015            2,961              919            2,820
Timing differences                                  373            2,465              (68)           2,267
Adjustment for non-U.S. taxes in
 excess of theoretical rate                         (65)            (107)            (239)            (189)
Utilization of tax loss carryforwards                --              (18)              --              (18)
Other                                               (17)             (15)             (23)             (12)
                                            -----------      -----------      -----------      -----------
                                            $        --      $        80      $        16      $        83
                                            ===========      ===========      ===========      ===========

United States federal income taxes have not been provided on all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $4,371 at July 31, 1997.

N.      EARNINGS PER SHARE CALCULATION

        Primary income (loss) per share was calculated by dividing net income
(loss) by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents of the Company include options, warrants, shares issuable in business combinations and reset shares due in connection with private placements of common stock. All common stock equivalents outstanding during the periods presented were determined to be anti-dilutive and therefore excluded from the computation of primary loss per share. The number of shares issuable upon the exercise of dilutive options and warrants was reduced by the assumed repurchase, at the average market price during the period, with the proceeds assumed to have been received on the exercise of these securities in accordance with the mandated treasury stock method.

                                       Three Months Ended July 31         Six Months Ended July 31
                                       ---------------------------       ---------------------------
                                          1997             1996             1997             1996
                                       ----------       ----------       ----------       ----------
Shares used in computing primary
earnings (loss) per share:
 Weighted average number of
   shares outstanding                  12,617,961        6,961,179       12,009,474        6,372,734
 Common stock equivalents, net:               n/a              n/a              n/a              n/a
                                       ----------       ----------       ----------       ----------
                                       12,617,961        6,961,179       12,009,474        6,372,734
                                       ==========       ==========       ==========       ==========

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

        FED, as a founding shareholder, holds 35% of the outstanding of shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. At July 31, 1997 the amount due FED from Spectra for sales in the ordinary course of business was $350.

        In the ordinary course of business, FED made sales of $984 and paid marketing research service fees of $382 to companies and made purchases of $3 from companies controlled by a former director and present officer of FED.

        On March 11, 1997, the Company made a 8% demand loan in the amount of $100 to an entity controlled by an outside director. Accrued and unpaid interest at July 31, 1997 totaled $3.

        Dividends payable to a former shareholder and current officer of FED of $1,256 were declared prior to the acquisition of FED by the Company; the dividends were paid prior to January 31, 1997.

        On February 29, 1996, the Company made a 8% demand loan in the amount of $100 to an employee. Accrued and unpaid interest at July 31, 1997 totaled $9.

        The Company is indemnified by an officer and former director for declines in value of marketable securities received by it in a private placement of common shares in February 1995. The liability under this agreement totaling $310 was offset to the balance due to the officer and former director under a cashless warrant exercise as more fully described in Note K.

P.      SUBSEQUENT EVENTS

        In August and September, 1997, the Company issued 2,238,250 shares of common stock in conversion of $9.0 million face value of Series E preferred stock.

Q.      SUPPLEMENTAL CASH FLOW DISCLOSURES

        Interest expense and taxes paid approximated the related expenses for the three and six months ended July 31, 1997 and 1996.

        The stock issued to effect, in part, the FED acquisition valued at $5,150, the ABCN investment valued at $7,250, and cashless option and warrant exercises applied to other receivables including interest thereon valued at $726 during the six months ended July 31, 1997 neither provided nor used cash. The stock issued to effect, in part, the FED acquisition valued at $809 and the Sciteq acquisition valued at $2,932 during the six months ended July 31, 1996 neither provided nor used cash. Accordingly, the value assigned to such stock has been excluded from the statements of cash flows.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

        Common shares issued on conversion of convertible debentures during the six months ended July 31, 1996 neither provided nor used cash. Accordingly, the $8,764 value assigned to such stock for the six months ended July 31, 1996 has been excluded from the statement of cash flows.

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

        Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 24.0% of net sales for the six months ended July 31, 1997 and 23.4% of net sales for the six months ended July 31, 1996. The largest single customer account receivable at July 31, 1997 was $3,570 which is within credit terms.

S.      PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Three months July 31, 1996:

                                    Company          Sciteq          Cray          Pro Forma                    Pro Forma
                                  Consolidated        (i)             (ii)        Adjustments       Notes      Consolidated
                                  ------------     ----------      ----------     -----------     ----------   ------------
Revenues                           $   27,477      $      421      $    5,174                                    $   33,072
Cost of sales                          23,172             166           2,930                                        26,268
                                   ----------      ----------      ----------                                    ----------
Gross Profit                            4,305             255           2,244                                         6,804
Operating expenses                     22,318             102           1,636      $       34           (iii)        24,190
                                                                                          100            (iv)
                                   ----------      ----------      ----------      ----------                    ----------
Operating income (loss)               (18,013)            153             608            (134)                      (17,386)
Other income (charges)                   (740)                            (41)             (5)           (v)           (988)
                                                                                         (202)           (xi)
                                   ----------      ----------      ----------      ----------                    ----------
Income (loss) before
   income taxes                       (18,753)            153             567            (341)                      (18,374)
Provision for income
Provision for income taxes                 80                               7                                            87
                                   ----------      ----------      ----------      ----------                    ----------
Net income (loss)                  $  (18,833)     $      153      $      560      $     (341)                   $  (18,461)
                                   ==========      ==========      ==========      ==========                    ==========

Weighted average shares
   outstanding (000's)                  6,961                                                                         6,961

Earnings (loss) per share:
   Primary                         $    (2.71)                                                                   $    (2.66)

Six months July 31, 1996:

                                     Company         FED          Sciteq         Cray        Pro Forma                 Pro Forma
                                   Consolidated     (vii)          (i)           (ii)      Adjustments      Notes    Consolidated
                                   ------------    --------      -------       -------    ------------      -----    ------------
Revenues                             $ 45,631      $  9,820      $  1,445      $ 11,751                                $ 68,647
Cost of sales                          35,296         8,235           661         7,202                                  51,394
                                     --------      --------      --------      --------                                --------
Gross Profit                           10,335         1,585           784         4,549                                  17,253
Operating expenses                     27,409           803           494         6,060      $    138        (iii)       35,166
                                                                                                  248         (iv)
                                                                                                   14       (viii)
                                     --------      --------      --------      --------      --------                  --------
Operating income (loss)               (17,074)          782           290        (1,511)         (400)                  (17,913)
Other income (charges)                 (1,221)         (363)                       (152)          (22)         (v)       (2,372)
                                                                                                 (504)        (vi)
                                                                                                 (110)        (ix)
                                     --------      --------      --------      --------      --------                  --------
Income (loss) before
   income taxes                       (18,295)          419           290        (1,663)       (1,036)                  (20,285)
Provision for income
Provision for income taxes                 83           220             1             7                                     311
                                     --------      --------      --------      --------      --------                  --------
Net income (loss)                    $(18,378)     $    199      $    289      $ (1,670)     $ (1,036)                 $(20,596)
                                     ========      ========      ========      ========      ========                  ========

Weighted average shares
   outstanding (000's)                  6,373                                                                             6,373
Earnings (loss) per share:
   Primary                           $  (2.90)                                                                         $  (3.24)

Notes to pro forma financial information:

(i) The Sciteq acquisition is recorded as a purchase effective May 31, 1996. The Company consolidated results include the results of Sciteq from May 31, 1996.

(ii) The Cray acquisition is recorded as a purchase effective June 30, 1996. The Company consolidated results include the results of Cray from June 30, 1996.

(iii) To amortize the purchased technology acquired of $2,895 arising from the Sciteq acquisition, using an estimated 7 year useful life.

(iv) To amortize the purchased technology acquired of $4,165 arising from the Cray acquisition, using an estimated 7 year useful life.

(v) To recognize interest expense assuming the Company borrowed $600 at 11% interest per annum to complete the Sciteq acquisition.

(vi) To recognize interest expense assuming the Company borrowed $11,000 at 11% interest per annum to complete the Cray acquisition.

(vii) The FED acquisition is recorded as a purchase effective April 1, 1996. The Company consolidated results include the results of FED from April 1, 1996.

(viii) To amortize the excess of cost over net assets acquired of $1,288 arising from the FED acquisition, using an estimated 15 year useful life.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

T.      PROFORMA INFORMATION (POOLINGS OF INTEREST)

        The following table shows the historical results of the Company, BW, DPI and DSI for the periods prior to the consummation of the mergers of the entities:

                                           Three Months       Year Ended
                                          Ended April 30,     January 31,
                                               1996              1996
                                          ---------------     -----------
       Net sales:
          Company                           $    6,070         $    7,733
          BW                                     6,772              7,634
          DPI                                    5,202             18,631
          DSI                                      110                475
                                           -----------        -----------
            Total                          $    18,154        $    34,473
                                           ===========        ===========
       Net income (loss):
          Company, as previously reported  $       249        $       626
          BW                                        14               (446)
          DPI                                      202             (1,544)
          DSI                                      (10)                47
                                           -----------        -----------
            Net income as restated         $       455         $   (1,317)
                                           ===========         ==========

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

Amounts in thousands, except per share amounts.

                                       First         Second           Third         Fourth
                                      Quarter        Quarter         Quarter        Quarter          Year
                                     ----------     ----------      ----------     ----------     ----------
Net income (loss) as
  previously reported                $      249     $   (8,311)     $    1,332     $    1,425     $   (5,305)
Effect of pooling transactions              206         (3,914)             12             --         (3,696)
Inventory valuation adjustments              --         (3,169)             --             --         (3,169)
Purchased technology
  valuation adjustment                       --         (3,439)             --             --         (3,439)
                                     ----------     ----------      ----------     ----------     ----------
Net income (loss)                    $      455     $  (18,833)     $    1,344     $    1,425     $  (15,609)
                                     ==========     ==========      ==========     ==========     ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to the Company's Form 10-KSB for the year ended January 31, 1997.

Results of operations for the six months ended July 31, 1996 include the operations of Osicom and its wholly owned subsidiaries for the periods noted in Note B to the consolidated unaudited financial statements contained herein.

RESULTS OF OPERATIONS/COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996

Net sales of the Company for the quarter ended July 31, 1997 increased by 18.5% to $32.6 million from $27.5 million for the quarter ended July 31, 1996 and increased for the six months ended July 31, 1997 by 43.2% to $65.3 million from $45.6 million due primarily to the businesses acquired during the six months ended July 31, 1996 as well as increased demand for the Company's products. (See Footnote A to the Unaudited Consolidated Financial Statements contained in Part I herein).

Consolidated gross profit increased by 141.9% to $10.4 million for the quarter ended July 31, 1997 from $4.3 million for the quarter ended July 31, 1996 due to the increase in net sales related to acquisitions partially offset by significant inventory valuation adjustments of $3.2 million including $1.9 million for slow-moving and obsolete inventory purchased in connection with RNS. Excluding these charges the consolidated gross profit of the Company would have increased 38.7%. For the six months ended July 31, 1997 gross profit increased by 98.1% to $20.4 million from $10.3 million for the comparable six months in the prior year; exclusive of the inventory valuation adjustments the increase in gross profit would have been 51.1%.

Gross margins increased to 31.9% for the quarter ended July 31, 1997 from 27.3% for the quarter ended July 31, 1996 exclusive of the inventory valuation adjustments during the quarter ended July 31, 1996. This increase reflects the impact of the Company's transition in its products mix to higher margin products and is not reflective of the anticipated operational efficiencies to be achieved through the integration of the various acquisitions of the Company although such results are not assured. Similarly gross margins increased to 31.3% for the six months ended July 31, 1997 from 29.6% for the six months ended July 31, 1996 before the inventory related charges.

Selling and administrative expense totaled $9.9 million, or 30.4% of net sales for the quarter ended July 31, 1997. This compares to $5.9 million, or 21.5% of net sales for the quarter ended July 31, 1996. For the six months ended July 31, 1997 selling and administrative expenses totaled $17.0 million, or 26.0% of net sales as compared to $9.8 million or 21.5% of net sales for the six months ended July 31, 1996. The increase in the dollar amount of these expenses resulted from increased marketing efforts including the introduction of new products and expansion of sales channels, the addition of acquired businesses as well as non-recurring expenditures related to preserving shareholder value.

The increase in these expenses as a percentage of sales for the quarter and six months ended July 31, 1997 of 8.9% and 4.5%, respectively, does not reflect the full impact of the synergies to be achieved by the vertical and horizontal integration of the past year's acquisitions and management believes that ongoing programs may further reduce selling and administrative expenses as a percentage of net sales, however, there can be no assurances that such reductions will be achieved or that such reductions will not be offset by expanding corporate activities.

Research, development and engineering expenses were $1.9 million for the quarter ended July 31, 1997, represented only 5.8% of net sales as compared with $1.5 million for the quarter ended July 31, 1996, or 5.5% of net sales. For the six months ended July 31, 1997 research, development and engineering expenses were $3.4 million or 5.2% of net sales as compared to $2.8 million or 6.1% of net sales for the six months ended July 31, 1996. The higher three month percentage reflects management's expectation of increasing research, development and engineering expenses to a target level of 10% of net sales. The lower six month percentage reflects the Company's emphasis on purchasing in-process research and development and purchased technology in connection with its acquisitions during the six months ended July 31, 1996.

In-process research and development purchased in connection with the acquisitions of Sciteq, Cray and PDP was $10.3 million and in accordance with Statement of Financial Accounting Standards No. 2 this amount was expensed immediately during the quarter ended July 31, 1996. An additional $3.4 million representing a reduction to the valuation of purchased software in connection with RNS was expensed during the quarter ended July 31, 1996 reflecting changing market conditions. Comparable amounts incurred during the three and six months ended July 31, 1997 were included in other operating expenses; see following paragraph.

Other operating expenses of $11.0 million for the quarter ended July 31, 1997 included acquisition-related charges of $6.0 million, software capitalization valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of the Company's acquisitions during the prior fiscal year. Acquisition-related charges included amortization of purchased technology, amortization of excess cost over net book value of assets acquired as well as valuation adjustments of intangible assets acquired. Integration costs included the physical relocation of the Santa Barbara, CA manufacturing operations of the adapter division, consolidation of the broadband division operations, and personnel reduction costs. Other operating expenses for the six months ended July 31, 1997 included $467,000 of amortization of purchased technology and excess cost over net book value of assets acquired. Other operating expenses for the quarter and six months ended July 31, 1996 included acquisition-related charges of $1.3 million and $1.2 million, respectively. These amounts included amortization of purchased technology, excess cost over net book value of assets acquired, and negative goodwill as well as the costs associated with acquisitions accounted for as poolings of interests during the quarter ended July 31, 1996. (See Note A to the Unaudited Consolidated Financial Statements contained in Part I herein).

The operating loss for the quarter ended July 31, 1997 was $12.4 reflecting the charges for other operating expenses above of $11 million and significant and non-recurring expenditures of $2 million. The operating loss for the quarter ended July 31, 1996 was $18 million reflecting the charges for other operating expenses above of $1.3 million, in-process research and development of $13.7 and one-time inventory valuation adjustments of $3.2 million. The operating loss for the six months ended July 31, 1997 was $11.5 million reflecting the charges for other operating expenses above of $11.5 million and significant and non-recurring expenditures of $2 million. The operating loss for the six months ended July 31, 1996 was $17.1 million reflecting the charges for other operating expenses above of $1.2 million, in-process research and development of $13.7 and inventory valuation adjustments of $3.2 million.

Investment income was $153,000 and $253,000 for the quarter and six months ended July 31, 1997, respectively, as compared to $289,000 and $137,000 for the quarter and six months ended July 31, 1996, respectively. These fluctuations are the result of the investment by the Company of its surplus cash prior to utilization in the operations of and acquisitions by the Company.

Interest expense was $530,000 or 1.6% of net sales for the quarter ended July 31, 1997 compared to $1.1 million or 4.0% of net sales for the quarter ended July 31, 1996. Interest expense for the quarter ended July 31, 1996 included a commission recorded as interest expense of $582,000 incurred in connection with the placement of convertible debentures (see Note G to the Unaudited Consolidated Financial Statements contained in Part I herein); absent this amount interest expense would have approximately the same. For the six months ended July 31, 1997 interest expense was $964,000 or 1.5% of net sales as compared to $1.4 million or 3.1% of net sales for the six months ended July 31, 1996. Absent the commission on the convertible debentures recorded as interest expense, interest expense for the six months ended July 31, 1996 would have increased $146,000 as a result of expanded borrowing for continuing and newly acquired businesses.

Provision for income taxes for the six months ended July 31, 1997 was $16,000 and no provision was required for the quarter ended July 31, 1997. Provision for income taxes for the quarter and six months ended July 31, 1996 was $80,000 and $82,000, respectively. The provision for taxes relates predominantly from the profitable operations of the Company's newly-acquired Far East Division. The decline in the provision is the result of over-accruals in prior periods. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryforwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the asset will not be realized. (See Note M to the Unaudited Consolidated Financial Statements contained in Part I herein).

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had net worth of $43.7 million, with total assets of $89.3 million. Of these assets, current assets totaled $52 million including $4.5 million of cash and cash equivalents, $21.6 million of accounts receivable and $21.5 million of inventory. The Company's working capital at July 31, 1997 was $10.2 million.

The Company's operations incurred a cash flow deficit of $247,000 during the six months ended July 31, 1997, as compared an operating cash flow deficit of $4.9 million during the six months ended July 31, 1996. This decline in net operating cash flow outlays is reflective of the net cash outflow from operations after adjustment for non-cash income and expense of $2.7 million reduced by the net decline in current assets and increase in current liabilities during the six months ended July 31, 1997. During the six months ended July 31, 1996 net cash outflow from operations after adjustment for non-cash income and expense was $3.9 million.

Investing activities during the six months ended July 31, 1997 consisted of purchased of property and equipment of $4.3 million, expenditures for software development costs capitalized of $2.4 million, and other receivables of $2.5 million (including interest bearing advances to ABCN of $2.0 million), net of proceeds from the disposition of fixed assets. During the six months ended July 31, 1996 investing activities included purchases of property, plant and equipment (including the San Diego and FED facilities) of $4.6 million, expenditures for software development costs capitalized of $928,000, net cash outlays of $4.6 million in connection with acquisition activities of the Company and other receivables of $488,000.

The financing activities of the Company during the six months ended July 31, 1997 provided net cash inflows of $7.4 million as compared with $27.6 million during the six months ended July 31, 1996. This $20.2 million decrease is primarily the result of declines in private placements of the Company's common stock, convertible preferred stock and debentures net of redemptions ($14.4 million), declines in proceeds from long term debt ($3.0 million), repayments of acquisition related liabilities ($3.3 million) and repayment of liabilities due on cashless warrant exercises ($1.6 million) net of net proceeds from short term debt as compared with net repayments ($1.7 million). The increase in the outstanding balance of Cray's line of credit and corresponding decrease in Meret's line of credit is reflective of the Company's ongoing operational integration program.

The Company finances its operations and acquisitions from debt issuances, bank lines of credit and security placements.

The Company through private placements of its common stock and convertible preferred stock raised net proceeds of $11.7 million during the six months ended July 31, 1997. Warrants to purchase 75,000 shares of common stock at $8.00 and callable warrants to purchase 782,888 shares of common stock at $7.50 per share were also issued in these placements. (See Notes J and K to the Unaudited Consolidated Financial Statements contained in Part I herein).

The Company through private placements of its convertible preferred stock and its 8% callable, convertible debentures raised net proceeds of $32.4 million during the six months ended July 31, 1996. Warrants to purchase 342,021 shares of common stock at prices from $8.13 to $18.00 were also issued in these placements. (See Note J to the Unaudited Consolidated Financial Statements contained in Part I herein).

At July 31, 1997 the Company had $14.5 million of convertible preferred stock outstanding that was convertible as of September 1, 1997 of which $9.0 million face value was converted prior to September 8, 1997. The Company issued 2,238,250 common shares in these conversions.

If not previously converted by the holder or called by the Company the remaining $550,000 face amount of convertible debentures outstanding at July 31, 1997 will be due during 1999. (See Note G to the Unaudited Consolidated Financial Statements contained in Part I herein).

The Company's customers generally remit payments within the terms of sale. The Company is currently able to meet its obligations as they become due.

Management believes that the Company has sufficient working capital to meet its planned level of operations. Management has completed the realignment of its various acquired businesses along product and functional lines and is implementing plans which it believes will enable the Company to internally generate funds for its current operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company plans to grow both internally as well as through acquisitions. The capital needed to accomplish this will have to be raised to the extent funds are not then available. The Company cannot give any assurances that sufficient capital will be available when needed.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform

Act of 1995. Such forward-looking statements include the Company's plans to introduce wireless enabled network strategy, Gigabit Ethernet, ATM switches for workgroups and enterprise markets, scaleable routers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        For a discussion of material legal proceedings, see Part I, Item 3 of the Form 10-KSB for the year ended January 31, 1997 and Note I to the Unaudited Consolidated Financial Statements included therein.

ITEM 2: CHANGES IN SECURITIES

        Not Applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5: OTHER INFORMATION

        Not Applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A.      Exhibits

                20 Consolidated Financial Statements for the Quarter and Six Months Ended July 31, 1997 (included in Part I,
                        Item 1)

                27      Financial Data Schedule

        B.      Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSICOM TECHNOLOGIES, INC.
(Registrant)


By:   /s/ CHRISTOPHER E. SUE                           Date:  September 12, 1997
      -------------------------------
      Christopher E. Sue,
      Vice President of Finance