Form 10QSB
period 1997-10-31
OSICOM TECHNOLOGIES INC
filed 1997-12-15
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1997

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

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, $.10 par value per share, Outstanding: 18,843,014 shares at December 1, 1997.

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

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

            Unaudited Consolidated Balance Sheet at October 31, 1997 and Audited
               Consolidated Balance Sheet at January 31, 1997                                  3

            Unaudited Consolidated Statements of Operations for the Three and
               Nine Months ended October 31, 1997 and 1996                                     4

            Unaudited Consolidated Statements of Cash Flows for the Nine Months
               ended October 31, 1997 and 1996                                                 5

            Notes to Consolidated Financial Statements                                      6-28


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations/Comparison of the Three and Nine Months ended
               October 31, 1997 and 1996                                                      28

            Liquidity and Capital Resources                                                   30

            Impact of Recent Accounting Pronouncements                                        31

            Other Matters                                                                     31

            Fluctuations in Revenue and Operating Results                                     31

            Forward-Looking Statements - Cautionary Statement                                 31

PART II:  OTHER INFORMATION                                                                   33

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)




==================================================================================================================================
                                                                                           October 31, 1997       January 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                       $  1,263             $  4,055
     Restricted cash (Notes B and E)                                                               2,121                1,744
     Accounts receivable, net of reserve for doubtful accounts; $1,181 at
         October 31, 1997; $1,141 at January 31, 1997 (Note E)                                    16,061               19,090
     Inventory, net (Notes B and E)                                                               21,249               21,835
     Other receivables (Notes C and O)                                                             2,891                  985
     Prepaid expenses and other current assets                                                     1,269                1,239
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                     44,854               48,948
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET  (Notes B, D, E and F)                                                16,359               15,417
----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net (Notes A and B)                                                     2,387                7,588
     Excess of cost over net assets acquired, net (Notes A and B)                                  6,864                1,464
     Capitalized software, net (Note B)                                                            3,331                2,005
     Other assets (Notes B, K and Q)                                                               9,373                3,054
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                       21,955               14,111
----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                    $ 83,168             $ 78,476
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note E)                                                                   $ 11,172             $ 11,151
     Current maturities of long term debt (Note F)                                                 1,369                1,492
     Accounts payable                                                                             16,608               18,706
     Accrued liabilities                                                                           8,183                5,029
     Other current liabilities (Note A)                                                              610                2,737
     Income taxes payable (Note M)                                                                   260                  235
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                38,202               39,350
----------------------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations (Notes F, G, and H)                                   3,366                3,919
Deferred income taxes (Note M)                                                                       295                  299
Other liabilities                                                                                     --                   44
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                        41,863               43,612
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes A, H and I)

Redeemable common stock (Note A)                                                                      --                1,994

STOCKHOLDERS' EQUITY (Note J)
     Preferred stock, $.01 par value; 27 shares authorized; cumulative dividends; 9 shares issued and outstanding, $11,094 liquidation preference including accumulated dividends at October 31, 1997; 41 shares issued and outstanding,
         $19,578 liquidation preference at January 31, 1997                                            1                    1
     Common stock, $.10 par value; 20,000 shares authorized; 18,640 shares issued and 18,637 shares outstanding at October 31, 1997; 10,978 shares issued and
         10,975 shares outstanding at January 31, 1997                                             1,864                1,098
     Additional paid-in capital                                                                   73,357               49,246
     Accumulated deficit                                                                         (33,739)             (17,297)
     Treasury stock, 3 shares, at cost                                                              (178)                (178)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                               41,305               32,870
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 83,168             $ 78,476
==================================================================================================================================
See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)




==================================================================================================================
                                                                  Three Months Ended           Nine Months Ended
                                                                       October 31                 October 31
                                                                  ------------------           -----------------
                                                                  1997          1996          1997          1996
------------------------------------------------------------------------------------------------------------------
NET SALES                                                       $ 23,350      $ 33,457      $ 88,631      $ 79,088

COST OF SALES                                                     15,910        23,010        60,778        58,306
------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT                                             7,440        10,447        27,853        20,782
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                         4,433         4,182        13,521         9,903
     Engineering, research and development                         1,944         2,298         5,317         5,074
     General and administrative                                    4,912         1,999        12,849         6,076
     Purchased in-process research and development (Note A)           --            --            --        13,653
     Other operating expenses (Notes A and B)                        349           326        11,842         1,508
------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                                11,638         8,805        43,529        36,214
------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     (4,198)        1,642       (15,676)      (15,432)
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                               115           155           368           292
     Interest expense                                               (567)         (349)       (1,531)       (1,791)
     Gain on disposal of assets                                       (2)           --           424            --
     Other income (charges)                                           46             1           (11)           85
------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER CHARGES                                       (408)         (193)         (750)       (1,414)
------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (4,606)        1,449       (16,426)      (16,846)

PROVISION FOR INCOME TAXES (Note M)                                   --           105            16           188
------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                               $ (4,606)     $  1,344      $(16,442)     $(17,034)
==================================================================================================================


INCOME (LOSS) PER COMMON SHARE (Note N)

     ACCRUED UNDECLARED DIVIDENDS                                     38            38           113           113
     INTEREST EXPENSE ADJUSTMENT                                      --           117            --            --

NET INCOME (LOSS) APPLICABLE
     TO COMMON SHARES                                           $ (4,644)     $  1,423      $(16,555)     $(17,147)
==================================================================================================================

     PRIMARY
          WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING  (RESTATED, IN THOUSANDS)               16,348        10,512        13,471         7,168

          NET INCOME (LOSS) PER COMMON SHARE:                   $  (0.28)     $   0.14      $  (1.23)     $  (2.39)
==================================================================================================================
     FULLY DILUTED
          WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING  (RESTATED, IN THOUSANDS)                  n/a        11,730           n/a           n/a

          NET INCOME (LOSS) PER COMMON SHARE:                        n/a      $   0.12           n/a           n/a
==================================================================================================================
See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)



===============================================================================================================
                                                                                           Nine Months Ended
                                                                                              October 31
                                                                                        -----------------------
                                                                                          1997          1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                          $(16,442)     $(17,034)
---------------------------------------------------------------------------------------------------------------

      Adjustments to reconcile net loss to net cash used in operating activities:
                 Intangible assets valuation allowances (Notes A and B)                    8,530            --
                 Purchased research and development (Note A)                                  --        12,320
                 Depreciation and amortization                                             3,365         1,670
                 Accounts receivable and inventory reserves                               (1,636)        2,837
                 Account and note receivable recoveries                                      157           131
                 Debt issuance costs reducing proceeds recorded as interest expense           --           582
                 Expenses paid through issuances of securities                               859           144
                 Gain on disposals of fixed assets                                          (419)          (60)
                 Unrealized losses (gains) in investment securities                           --           (90)
            Changes in assets and liabilities net of effects of business entity acquisitions:
                       Increase in restricted cash                                          (376)          354
                       Decrease in accounts receivable                                     3,062          (829)
                       Decrease in inventories                                             2,189        (1,065)
                       (Increase) decrease in other current assets                            20           920
                       Decrease in accounts payable                                       (2,098)       (1,631)
                       Increase in accrued expenses                                        3,242           934
                       Increase (decrease) in other current liabilities                     (109)         (173)
---------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              344          (990)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                  (5,358)       (5,236)
      Capitalized software development costs (Notes B and D)                              (3,280)       (1,334)
      Proceeds from disposal of fixed assets                                                 729            63
      Purchase of other assets (Note A)                                                     (198)         (841)
      Cash outlays for acquired companies in excess of cash acquired (Note A)                (14)      (16,959)
      Other receivables (Notes C and O)                                                   (2,408)       (2,575)
---------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                        (10,529)      (26,882)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of convertible preferred stock (Note J)                       6,175        18,980
      Proceeds from issuance of common stock (Note K)                                      6,556            --
      Proceeds from issuance of convertible debentures (Note G)                               --        16,831
      Redemption of preferred stock (Notes A and J)                                           --        (6,269)
      Proceeds from issuance of short-term debt, net of repayments (Note E)                   21        (1,552)
      Proceeds from long-term debt (Note F)                                                   --         2,847
      Repayment of long-term debt (Note F)                                                  (407)       (1,755)
      Repayment of acquisition liabilities (Note A)                                       (3,274)        3,036
      Repayment of liability due on cashless warrant exercise (Note K)                    (1,567)           --
      Proceeds from stock option exercises (Note L)                                           63           407
      Other                                                                                 (174)          121
---------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                      7,393        32,646
---------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     (2,792)        4,774

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            4,055           910
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  1,263      $  5,684
===============================================================================================================
See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets bandwidth aggregation solutions for wireless-enabled(TM) and photonic networking which allow businesses to connect through wire-line and wireless technologies, thereby expanding the reach of conventional networking. The Company operates in one business segment offering solutions for local area networks, wide area networks and broadband networks with products that include remote access servers, switches, embedded systems solutions (Net+Arm(TM)), and Dense Wavelength Division Multiplexers (Gigamux(TM)). The Company markets and sells its products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

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

        In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Osicom Technologies, Inc. and subsidiaries at October 31, 1997 and the results of operations for the quarters and nine months ended October 31, 1997 and 1996. The Consolidated Financial Statements which are contained in Part I, Item 7 of Form 10-KSB for the year ended January 31, 1997 should be read in conjunction with the accompanying unaudited financial statements; disclosures which duplicate those contained in Form 10-KSB for the year ended January 31, 1997 have been omitted from the accompanying unaudited financial statements.

        The accompanying consolidated financial statements are the responsibility of the management of the Company.


A.      THE COMPANY, BASIS OF PRESENTATION AND ACQUISITIONS

        The Company, incorporated in New Jersey on July 7, 1981, operates as a holding company for its various subsidiaries, more fully described below. The companies and assets acquired have been integrated into divisions in accordance with product line: Networking (including remote access servers routers, hubs, switches and network interface cards), Broadband and Network Print Servers, and in accordance with function: Sales, Distribution Sales, Marketing and Manufacturing; all of which are currently doing business as Osicom Technologies. For reference purposes acquisitions have been identified by legal entity, which is not indicative of the organizational integration of the operations of the Company.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


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

        UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired, in a transaction accounted for as a purchase, 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the delivery to the Company of audited financial statements as of the acquisition date. An additional payment of $5,150 was made 12 months from closing based upon FED having achieved net income after tax of $3,500 during the 12-month period ending March 31, 1997. In lieu of cash the former shareholders of Uni received 996,085 shares of the Company's common stock with protection against declines in value of these shares through April 1998. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares.

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

        The aggregate repayment to the former shareholders and option holders of Sciteq of $3,274 is included in financing activities for the nine months ended October 31, 1997. (See Note K).

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


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


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The balance sheets reflect the accounts and the consolidated statements of operations for the three months and nine months ended October 31, 1997 include the results of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, DSI, BW, RTC, R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statements of operations for the three and nine months ended October 31, 1996 include the results of operations of Osicom, Meret, including its RNS division, DPI, DSI, BW and RTC for the periods presented, Cray from June 30, 1996, FED from April 1, 1996, Rnet from November, 1995 (formation), Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note A). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually and collectively as the "Company".

        USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and the instructions set forth in the Securities and Exchange Commission regulations which requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998.

        CASH AND CASH EQUIVALENTS - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased.

        RESTRICTED CASH - Restricted cash represents collateral related to FED's credit facilities as more fully described in Note E.

        ACCOUNTS AND NOTES RECEIVABLE - In the normal course of business, the Company extends unsecured credit to its customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company generally does not require collateral from its customers.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


        INVENTORY - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. The Company provides a valuation allowance based on product turnover and competing, emerging technologies.

        Inventories at October 31, 1997 consist of:

               Raw material                            $17,061
               Work in process                           5,069
               Spare parts                                 498
               Finished goods                            3,566
                                                      --------
                                                        26,194
               Less: Valuation reserve                  (4,945)
                                                     ---------
                                                       $21,249
                                                     =========

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

        SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the three and nine months ended October 31, 1997 was $101 and $261, respectively, over 3 to 7 years. Amortization expense for the three and nine months ended October 31, 1996 was $39 and 186, respectively over 3 years. Accumulated amortization was $189 as of October 31, 1997.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


        PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $412 at October 31, 1997. In-process research and development purchased by the Company is expensed at the date of purchase.

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

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Excess cost over net assets acquired and accumulated amortization at October 31, 1997 were $7,235 and $372, respectively; cost includes the additional payment made to the former shareholders of FED based upon FED's net income during the 12-month period ending March 31, 1997 (see Note
A). The Company assesses the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital. During the quarter ended July 31, 1997, RTC recorded a reduction to the net book value of excess cost over net assets acquired of $233 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as other operating expense. (See Note A).

        NEGATIVE GOODWILL - Negative goodwill was amortized on a straight-line basis over three years. Operating expenses for the three and nine months ended October 31, 1996 includes amortization expense of $0 and $325, respectively.

        OTHER INTANGIBLE ASSETS (CUSTOMER LISTS) - Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); as a result of changing market conditions PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset and there is no remaining cost after this reduction. This reduction has been recorded as other operating expense.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


        INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At October 31, 1997, the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in China. (See Note M).

        ADVERTISING - The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

        INCOME AND LOSS PER COMMON SHARE - Income and loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Convertible securities outstanding and common stock equivalents are not included in the earnings per share computations for the three and nine months ended October 31, 1997 and the nine months ended October 31, 1996 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 2 for 1 stock split effective February 12, 1996. In addition, SFAS No. 128, "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

        FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the three and nine months ended October 31, 1997 and 1996 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments are included as a separate component of stockholders' equity. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

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

        CAPITAL STRUCTURE - SFAS No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods issued for periods ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

        COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

        SEGMENT REPORTING - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

C.      OTHER RECEIVABLES

        Other receivables at October 31, 1997 consisted of the following:

   Advance to non-affiliate at prime plus 3% including accrued
     interest (see Note K)                                                $2,157
   8% demand loan due from an entity controlled by a director
     including accrued interest (see Note O)                                 170

   Due to Company from former shareholders and option holders
     of DPI                                                                  260
   8% demand loans due from non-affiliates including accrued
     interest                                                                230
   Other                                                                      74
                                                                        --------
                                                                          $2,891
                                                                        ========
D.   PROPERTY AND EQUIPMENT

        Property and equipment of the Company consisted of the following components as of October 31, 1997:

   Manufacturing, engineering and plant equipment and software           $27,841
   Office furniture, fixtures and information systems                      4,929
   Land and building                                                       5,180
   Automobiles                                                               173
   Leasehold and building improvements                                     2,756
                                                                        --------
     Total property and equipment                                         40,879
   Less: Accumulated depreciation                                        (24,520)
                                                                        --------
   Net book value at October 31, 1997                                    $16,359
                                                                        ========


E.   SHORT TERM DEBT

        Short term debt at October 31, 1997 consisted of the following:

   Floating interest rate loan (2.5% over Coast's prime rate)
     secured by all the tangible assets of Meret; weighted average
     interest rate for the nine months ended October 31, 1997 was 15.2%     $663
   Floating interest rate loan (2.5% over Coast's prime rate)
     secured by all the tangible assets of Cray; weighted average
     interest rate for the nine months ended October 31, 1997 was 12.5%    4,934
   Floating interest rate loan (2.5% over Coast's prime rate)
     secured by all the tangible assets of DPI; weighted average
     interest rate for the nine months ended October 31, 1997 was 11.9%    1,751
   Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
     rate for the nine months ended October 31, 1997 was 8.8%              3,562
   Floating interest rate loan (1% over bank's base lending rate)
     secured by accounts receivable and a director's personal
     guarantee; weighted average interest rate for the nine months
     ended October 31, 1997 was 10.3%                                        262
                                                                        --------
                                                                         $11,172
                                                                        ========

        On January 31, 1996, the Company's wholly owned subsidiary, Meret, increased its then $5,000 line of credit from Coast Business Credit ("Coast"), to $8,000; the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

which Meret is the borrower, to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at October 31, 1997). In addition, the Company issued to Coast three year warrants to purchase shares of its common stock at the respective market prices at funding: 10,000 shares of its common stock at $3.34 per share expiring June 11, 1998 and 40,000 shares of its common stock at $5.31 per share expiring January 31, 1999. Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement remains in effect until February 1, 1999 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. Additionally, the agreements provide for term loans more fully described in Note F. Meret paid Coast a $30 origination fee and the quarterly facility fee was increased to $4. The interest rate on the Meret line of credit remained unchanged at 11.0% for the nine months ended October 31, 1997. The highest and average amounts outstanding were $3,070 and $1,708, respectively, during the nine months ended October 31, 1997.

        On October 2, 1996, the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at October 31, 1997). The proceeds of this loan were used, in part, to repay the line of credit outstanding at the acquisition of Cray. The highest and average amounts outstanding were $4,934 and $3,765, respectively, during the nine months ended October 31, 1997.

        On October 11, 1996 DPI obtained a $3,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at October 31, 1997). The proceeds of this loan were used, in part, to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate. The highest and average amounts outstanding were $2,919 and $2,250, respectively, during the nine months ended October 31, 1997.

        At October 31, 1997, FED's short term bank borrowings consisted of $1,617 bank overdrafts and $3,630 trust receipt loans. Aggregate banking facilities as of that date were approximately $9,917 from various banks for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $1,681 (overdrafts: $512, loan and trade financing:
$1,170). These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note D), a pledge of FED's $2,121 fixed bank deposits, liens on FED's inventories released under trust receipt loans, and personal guarantees by two former shareholders and present directors of FED. The highest and average amounts outstanding during the nine months ended October 31, 1997 were $4,087 and $2,755, respectively.

        At October 31, 1997, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $262. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.5%, at October 31, 1997. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest and average amounts outstanding were $387 and $262, respectively, during the nine months ended October 31, 1997.

        The Company was in compliance with its debt covenants at October 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

F.      LONG TERM DEBT

        Long term debt at October 31, 1997 consisted of the following:

              Variable rate 8 year mortgage (1% over Hong Kong prime rate);
                interest rate at October 31, 1997 was 9.75%                           $809
               Variable rate 10 year mortgage (1% over Hong Kong prime rate);
                interest rate at October 31, 1997 was 9.75%                            606
              Variable rate 30 year mortgage note payable (5.5% over LIBOR
                rate); interest rate at October 31, 1997 was 11.5%                   1,321
              Floating interest rate term loans (2.5% over Coast's prime rate)
                secured by machinery and equipment of Meret; interest rate at
                October 31, 1997 was 11.0%                                             435
              Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate at
                October 31, 1997 was 12.5%                                              59
              5.5% term note payable to shareholder (former shareholder
                and present officer of DPI)                                            100
              Debentures payable (See Note G)                                          410
              6.4% term note payable                                                   288
              Obligations under finance leases (See Note H)                            707
                                                                                    ------
                                                                                     4,735
              Less: Current ortion                                                  (1,369)
                                                                                    ------
                                                                                    $3,366
                                                                                    ======


        On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. The interest rate at October 31, 1997 was 11.5%.

        In addition, Meret has two terms loans outstanding with original amounts of $915 and $480, on December 4, 1995 and January 31, 1996, respectively, which are collateralized by machinery and equipment. Combined monthly principal payments are $39 per month; interest at 2.5% over Coast's prime rate is due monthly.

        DPI has various notes payable to certain of its former shareholders notes due December 1997 with interest only payable monthly. In lieu of cash a noteholder received 114,537 shares of the Company's common stock in satisfaction of principal and accrued interest of $269 during October 1997.

        Long term debt including capitalized leases at October 31, 1997 is payable by year as follows:

               1998                                   $1,369
               1999                                      425
               2000                                      756
               2001                                      196
               2002                                      203
               2003 and later                          1,786
                                                     -------
                                                      $4,735
                                                     =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

G.      DEBENTURES PAYABLE

        During the year ended January 31, 1997, the Company received net proceeds of $16,831 from the private placement of convertible debentures to unaffiliated parties. The Company issued 2,187,319 shares of its common stock in conversions of these securities and accrued interest thereon through January 31, 1997; no conversions occurred during the nine months ended October 31, 1997.
The Company has the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bear interest at 8.0% beginning specified periods after date of issue which is payable in common shares of the Company. The debentures are convertible into common shares of the Company at a maximum of $18.00 per share or at the average closing price as reported by Nasdaq for the five preceding business days. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%. At October 31, 1997, $410 of debentures, with a $550 face amount, were outstanding.


H.      LEASES AND OTHER COMMITMENTS

        Rental expense under operating leases was $582 and $637 for the three months ended October 31, 1997 and 1996, respectively and $1,713 and $1,538 for the nine months ended October 31, 1997 and 1996, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at October 31, 1997:

                                                                Capital    Operating
                                                                Leases      Leases
                                                             ----------    ---------
               1998                                              $416        $2,094
               1999                                               228         1,771
               2000                                               161         1,012
               2001                                                 -           372
               2002                                                 -             -
                                                             ----------    ---------
                                                                  805        $5,249
                                                                             ======
               Less: Amount representing interest                 (98)
                                                             ----------
               Present value of minimum annual rentals           $707
                                                             ==========

        As of October 31, 1997, FED had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $3,260.

        Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of October 31, 1997, no liability related to this additional consideration has been incurred as the target net revenues have not been met.

        One officer and former shareholder of Sciteq has a three year employment contract ending May 31, 1999 under which Sciteq is obligated to make payments of $110 per year. The Company has the right to terminate this contract for cause.

        Two employees and former shareholders of DSI have three year employment contracts ending October 23, 1999 under which DSI is obligated to make payments of $90 per year to each employee; additionally, each employee is

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

entitled to receive a $50 bonus, payable in cash or stock at the Company's option, on October 31, 1998 if still employed at DSI. The Company has the right to terminate these contracts for cause.

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


I.      LITIGATION

        In October 1997, the Company entered into an agreement resolving the claims against BW in litigation filed May 1994 seeking previously unspecified in compensatory damages, costs and attorney fees for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and committing common law fraud and deceit through the issuance of positive statements. Osicom was named recently as a party to a lawsuit solely because of its September 1996 acquisition of substantially all of the assets of BW. The lawsuit did not name any past or present employee, officer, or director of Osicom as a defendant. The agreement between Osicom and the plaintiff class allows Osicom to assert the claims brought by the plaintiff against the original defendants in the action in return for a payment of $600 in value of Osicom common stock to the certified class members (persons who purchased stock of BW between May 3, 1993 and April 17, 1994). The plaintiff class previously had sought $3.6 million in damages. 200,000 shares of Osicom's common stock were issued to the escrow agent for the plaintiffs in connection with this settlement.

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

        The Company has outstanding the following shares of preferred stock:

                                            Shares        Par      Liquidation
                                         Outstanding     Value      Preference
                                         -----------     -----     -----------
            Series A                         2,500          $--       $2,500
            Accrued, unpaid dividends          775
            Series B                         1,000           --        2,366
            Series C                         2,000           --        2,000
            Series D                         2,853           --        2,853
            Series E                           600            1          600
                                           -------      -------      -------
                                             8,953           $1      $11,094
                                           =======      =======      =======

        The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At October 31, 1997, there was $775 of unpaid cumulative preferred stock dividends.

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

        In July 1996, the Company issued 10,000 shares of Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred in exchange for convertible securities previously outstanding. The Series C preferred stock bears a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock is convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. Any shares of Series C preferred stock unconverted as of December 30, 1999 are subject to mandatory conversion at the then market value as of that date. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 1,156,633 shares of the Company's common stock have been issued in conversion of these securities and accrued dividends thereon of which 463,448 were issued during the nine months ended October 31, 1997.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

        An aggregate of 3,320,696 shares of the Company's common stock have been issued in conversions of the Series E preferred stock and accrued dividends thereon of which 2,781,035 were issued during the nine months ended October 31, 1997.

        In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varies from 40 to 90 days. In connection with the acquisition of BW, the Company has assumed the obligations, including conversions, for the Series B preferred shares. An aggregate of 952,170 shares of the Company's common stock have been issued in conversions of the Series B preferred stock and accrued dividends thereon of which 127,460 were issued during the nine months ended October 31, 1997. No Series B shares remain outstanding at October 31, 1997.


K.      OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

        STOCK SPLIT - In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of this change was reflected in the financial statements retroactively as if the reverse splits occurred at the beginning of the earliest period reported.

        PRIVATE PLACEMENTS - During the nine months ended October 31, 1997, the Company issued 824,093 common shares and warrants to acquire 782,888 common shares at $7.50 per share expiring three years from issue receiving net proceeds of $5,528. The holders have the right to request additional shares ("price adjustment shares") to be issued by the Company to the extent that the five day average trading price of the shares issued in these transactions is below $7.50 per share at the time of the request; such request may be made only once with respect to the original shares which have been held continuously by the holder from the original issue date. In the event a price adjustment is requested the related warrant exercise price is adjusted to the lesser of $7.50 or 125% of the market value used for purposes of calculating the price adjustment shares. Holders of 724,093 shares requested reset shares during three months ended October 31, 1997 and an additional 711,412 shares were issued. Holders of 100,000 shares have requested reset shares and an additional 203,030 shares were issued subsequent to October 31, 1997. The exercise price of warrants to acquire 782,888 common shares were reduced to $3.09 to $4.88 per share of which 390,000 were exercised during December, 1997. In addition, the Company issued 437,630 common shares receiving net proceeds of $1,028 during the three months ended October 31, 1997.

        BW LITIGATION SETTLEMENT - In October 1997, the Company issued 200,000 common shares valued at $600 in settlement of a lawsuit, described in Note I. To the extent the market value of such shares, as determined by the closing bid price as reported by Nasdaq, is higher or lower than $600 at liquidation shares will be returnable to or issuable by the Company.

        ABCN INVESTMENT - Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.8%) of ABCN, at a purchase price of $1.45 per share, in exchange for 674,419 shares of the Company's common stock valued at $7,250 and an option to acquire an additional 5,000,000 shares at $1.45 per share. The Company issued 121,601 additional common shares to ABCN during August 1997 as the market value of the 674,419 shares on the date the shares were registered was less than $5,000. The

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

Company incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 3.0% over prime rate due upon demand; accrued and unpaid interest at October 31, 1997 totaled $157.

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

        COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200 will be issued in quarterly installments over two years. The first five payments resulted in the issuance of 19,475 shares of common stock of which 12,045 were issued during the nine months ended October 31, 1997.

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

        WARRANTS - In connection with the placements of convertible debentures the Company issued warrants to purchase 96,056 shares at prices ranging from $8.125 to $14.36 which expire at various dates through May 30, 1998 of which 51,959 expired unexercised during the nine months ended July 31, 1997. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

        In connection with the placements of convertible preferred stock the Company issued warrants to purchase 367,994 shares at prices ranging from $8.00 to $18.00 which expire at various dates through July 15, 1998 of which 258,734 expired unexercised during the nine months ended July 31, 1997 and 75,000 shares at $8.00 which expire March 5, 1999. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the year ended January 31, 1997 and nine months ended October 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

        In addition, warrants to purchase 252,348 shares at prices ranging from $3.34 to $5.31 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. 100,000 warrants, exercisable at $4.00 per share through December 31, 2002, may be redeemed by the Company for $1,000. 558,414 warrants exercisable at $5.638 held by entities controlled by an officer and a former director, 27,971 warrants exercisable at $5.638 and 50,000 warrants exercisable at $4.125 were exercised during May, 1997 in "cashless" transactions. Of the $2,315 liability representing the difference between the closing price of the Company's common shares at exercise and the exercise price $1,567 was paid in cash with the remaining balances applied to amounts due the Company under indemnification agreements and an outstanding other receivable.

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


L.      STOCK OPTION PLANS AND STOCK AWARD PLAN

        The Company has two stock options plans in effect: The 1987 Stock Option Plan and the 1988 Stock Option Plan. Pending approval by the shareholders the Company has adopted the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. At the date of acquisition BW had in effect two stock option plans, the 1994 Stock Option Plan ("94 SOP") and the 1995 Stock Option Plan ("95 SOP") and a Stock Award Plan ("SAP"). All options were granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

        The following table summarizes the activity in the plans:

                                                                          Weighted Average
                                                      Number of Shares     Exercise Price
                                                      ----------------    ----------------
        Shares under option at February 1, 1997           2,778,760              $6.07
         Granted                                            759,500              $7.15
         Canceled                                           (73,254)             $6.92
         Exercised                                         (116,876)             $8.01
                                                          ---------
        Shares under option at October 31, 1997           3,348,130              $6.19
                                                          =========

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

        Additional information relating to stock options outstanding and exercisable at October 31, 1997 summarized by exercise price are as follows:

                                              Outstanding                           Exercisable
                               -----------------------------------------  -------------------------------
                                                 Weighted Average
        Exercise Price                       ---------------------------                 Weighted Average
           Per Share             Shares      Life (Years) Exercise Price    Shares        Exercise Price
        --------------         ---------     ------------ --------------  ---------      ----------------
        $1.00 - $4.99          1,554,810         8.20          $3.61      1,456,810             $3.60
        $5.00 - $7.99            625,926         8.53          $6.69        276,518             $7.03
        $8.00 - $16.50         1,167,394         7.69          $9.36        314,970            $10.20
                               ---------                                  ---------
        $1.00 - $16.50         3,348,130         8.09          $6.19      2,048,298             $5.08
                               =========                                  =========


M.      INCOME TAXES

        The Company's provision for taxes on income consists of:

                                   Three Months         Nine Months
                                 Ended October 31    Ended October 31
                                 ----------------    ----------------
                                   1997    1996       1997      1996
                                   ----    ----       ----      ----
              Currently payable:
              U.S. taxes            $--        $6       $--        $8
              Non-U.S. taxes         --        99        20       180
                                    ---     -----      ----      ----
                                     --       105        20       188
                                    ---     -----      ----      ----
            Deferred:
              U.S. taxes             --        --        --        --
              Non-U.S. taxes         --        --        (4)       --
                                    ---     -----      ----      ----
                                     --        --        (4)       --
                                    ---     -----      ----      ----

            Total tax provision     $--      $105       $16      $188
                                   ====     =====      ====      ====

        Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities are comprised of the following at October 31, 1997:

               Tax effects of temporary differences for:
                 Depreciation                                           $295
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

        At October 31, 1997, the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through October 31, 1997. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

        The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the three and nine months ended October 31, 1997 and 1996, is as follows:

                                                 Three Months Ended October 31     Six Months Ended October 31
                                                 -----------------------------     ---------------------------
                                                        1997         1996               1997         1996
                                                      --------     --------           --------     --------
        Earnings before income taxes:
         United States                                $ (3,944)    $    821           $(17,055)    $(18,498)
         Foreign                                          (662)         628                629        1,652
                                                      --------     --------           --------     --------

                                                      $ (4,606)    $  1,449           $(16,426)    $(16,846)
                                                      ========     ========           ========     ========

        Theoretical tax provision
         (benefit) at 35%                              $(1,612)     $   507            $(5,749)     $(5,896)
        Loss for which no benefit
         was recorded as there is
         no assurance of realization                     1,691            0              4,934        1,394
        Permanent differences                              109          (60)             1,109        2,833
        Timing differences                                (310)         109               (182)       2,204
        Adjustment for non-U.S
         taxes in excess of
         theoretical rate                                  122         (116)              (116)        (306)
        Utilization of tax loss
         carryforwards                                      --         (326)                --          (18)
        Other                                               --           (9)                20          (23)
                                                      --------     --------           --------     --------
                                                           $--         $105                $16         $188
                                                      ========     ========           ========     ========

        United States federal income taxes have not been provided on all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $3,709 at October 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

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

                                                       Three Months Ended           Six Months Ended
                                                           October 31                   October 31
                                                       ------------------           ----------------
                                                       1997          1996          1997          1996
                                                    ----------     ---------    ----------    ---------
        Shares used in computing primary
         earnings (loss) per share:
         Weighted average number of
           shares outstanding                       16,347,610     8,740,638    13,471,410    7,167,797
         Common stock equivalents, net:
           Options and warrants, net                        --     1,701,908            --           --
           Shares issuable in business
                combinations                                --        69,444            --           --
                                                    ----------    ----------    ----------    ---------
                                                            --     1,771,352           n/a           --
                                                    ----------    ----------    ----------    ---------
                                                    16,347,610    10,511,990    13,471,410    7,167,797
                                                    ==========    ==========    ==========    =========
        Shares used in computing fully
        diluted earnings per share:
         Computed above for primary
           earnings per share                              n/a    10,511,990           n/a          n/a
         Other convertible securities                      n/a     1,218,420           n/a          n/a
                                                    ----------    ----------    ----------    ---------
                                                           n/a    11,730,410           n/a          n/a
                                                    ==========    ==========    ==========    =========

O.      OTHER RELATED PARTY TRANSACTIONS

        Summarized below are all material related party transactions entered into by the Company and its subsidiaries during the periods presented not otherwise disclosed in these notes.

        FED, as a founding shareholder, holds 35% of the outstanding shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. At October 31, 1997 the amount due FED from Spectra for sales in the ordinary course of business was $688.

        In the ordinary course of business, FED made sales of $1,062 and paid marketing research service fees of $511 to companies and made purchases of $3 from companies controlled by a former director of FED during the nine months ended October 31, 1997.

        During the nine months ended October 31, 1997 the Company made 8% demand loans in the amount of $165 to an entity controlled by an outside director. Accrued and unpaid interest at October 31, 1997 totaled $5.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

        Dividends payable to a former shareholder and current officer of FED of $1,256 were declared prior to the acquisition of FED by the Company; the dividends were paid prior to January 31, 1997.


P.      SUBSEQUENT EVENTS

        In December, 1997, the Company issued 390,000 shares of common stock pursuant to the exercise of outstanding warrants receiving net proceeds $870.


Q.      SUPPLEMENTAL CASH FLOW DISCLOSURES

        Interest expense and taxes paid approximated the related expenses for the nine months ended October 31, 1997 and 1996.

        The stock issued to effect, in part, the FED acquisition valued at $5,150, the ABCN investment valued at $7,250, and cashless option and warrant exercises applied to other receivables including interest thereon valued at $726 during the nine months ended October 31, 1997 neither provided nor used cash. The stock issued to effect, in part, the FED acquisition valued at $809 and the Sciteq acquisition valued at $2,932 during the nine months ended October 31, 1996 neither provided nor used cash. Accordingly, the value assigned to such stock has been excluded from the statements of cash flows.

        Common shares issued on conversion of convertible debentures during the nine months ended October 31, 1996 neither provided nor used cash. Accordingly, the $8,764 value assigned to such stock for the nine months ended October 31, 1996 has been excluded from the statement of cash flows.


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

        Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 21.8% and 22.6% of net sales for the nine months ended October 31, 1997 and 1996, respectively, and 15.6% and 21.5% of net sales for the three months ended October 31, 1997 and 1996, respectively. At October 31, 1997 no single receivable exceeded 10% of net receivables.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

S.      PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Nine months October 31, 1996:

                               Company         FED         Sciteq         Cray       Pro Forma                        Pro Forma
                            Consolidated       (i)          (ii)          (iii)     Adjustments        Notes        Consolidated

Revenues                      $  79,088     $   9,820     $   1,445     $  11,751                                     $ 102,104
Cost of sales                    58,306         8,235           661         7,202                                        74,404
                              ---------     ---------     ---------     ---------                                     ---------
Gross Profit                     20,782         1,585           784         4,549                                        27,700
Operating expenses               36,214           803           494         6,060     $     138          (iv)            43,971
                                                                                            248           (v)
                                                                                             14          (vi)
                              ---------     ---------     ---------     ---------     ---------                       ---------
Operating income (loss)         (15,432)          782           290        (1,511)         (400)                        (16,271)
Other income (charges)           (1,414)         (363)                       (152)          (22)        (vii)            (2,565)
                                                                                           (504)       (viii)
                                                                                           (110)         (ix)
                              ---------     ---------     ---------     ---------     ---------                       ---------
Income (loss) before
  income taxes                  (16,846)          419           290        (1,663)       (1,036)                        (18,836)
Provision for income
Provision for income taxes          188           220             1             7                                           416
                              ---------     ---------     ---------     ---------     ---------                       ---------
Net income (loss)             $ (17,034)    $     199     $     289     $  (1,670)    $  (1,036)                      $ (19,252)
                              =========     =========     =========     =========     =========                       =========

Weighted average shares
  outstanding (000's)             7,168                                                                                   7,168
Earnings (loss) per share:
  Primary                     $   (2.39)                                                                              $   (2.70)

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

(iv) To amortize the purchased technology acquired of $2,895 arising from the Sciteq acquisition, using an estimated 7 year useful life.

(v) To amortize the purchased technology acquired of $4,165 arising from the Cray acquisition, using an estimated 7 year useful life.

(vi) To amortize the excess of cost over net assets acquired of $1,288 arising from the FED acquisition, using an estimated 15 year useful life.

(vii) To recognize interest expense assuming the Company borrowed $600 at 11% interest per annum to complete the Sciteq acquisition.

(viii) To recognize interest expense assuming the Company borrowed $11,000 at 11% interest per annum to complete the Cray acquisition.

(ix) To recognize interest expense assuming the Company borrowed $6,000 at 11% interest per annum to complete the FED acquisition.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

T.      PROFORMA INFORMATION (POOLINGS OF INTEREST)

        The following table shows the historical results of the Company, BW, DPI and DSI for the periods prior to the consummation of the mergers of the entities:

                                              Three Months     Year Ended
                                             Ended April 30,   January 31,
                                                  1996            1996
                                                --------       --------
        Net sales:
           Company                              $  6,070       $  7,733
           BW                                      6,772          7,634
           DPI                                     5,202         18,631
           DSI                                       110            475
                                                --------       --------
             Total                              $ 18,154       $ 34,473
                                                ========       ========

        Net income (loss):
           Company, as previously reported      $    249       $    626
           BW                                         14           (446)
           DPI                                       202         (1,544)
           DSI                                       (10)            47
                                                --------       --------
             Net income as restated             $    455       $ (1,317)
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

Amounts in thousands, except per share amounts.

                                             First        Second        Third        Fourth
                                            Quarter       Quarter      Quarter      Quarter        Year
                                            --------     --------      --------     --------     --------
        Net income (loss) as
          previously reported               $    249     $ (8,311)     $  1,332     $  1,425     $ (5,305)
        Effect of pooling transactions           206       (3,914)           12           --       (3,696)
        Inventory valuation adjustments           --       (3,169)           --           --       (3,169)
        Purchased technology
          valuation adjustment                    --       (3,439)           --           --       (3,439)
                                            --------     --------      --------     --------     --------
        Net income (loss)                   $    455     $(18,833)     $  1,344     $  1,425     $(15,609)
                                            ========     ========      ========     ========     ========

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


RESULTS OF OPERATIONS/COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

Net sales of the Company for the quarter ended October 31, 1997 was $23.4 million compared to $33.5 million for the quarter ended October 31, 1996. This decline in quarterly revenue of 30.1% resulted primarily from delays in order placement by some of the Company's OEM customers. The Company believes these OEM customers have resolved their internal issues and will begin to take delivery at their historical levels, however, there can be no assurances that such sales levels will be achieved. Net sales for the nine months ended
October 31, 1997 was $88.6 million compared to $79.1 million for the nine months ended October 31, 1996. This 12.0% increase for the nine month period was due primarily to the various businesses acquired during the nine months ended October 31, 1996 as well as increased demand for the Company's products partially offset by the decline in sales to OEM customers as noted previously. (See Footnote A to the Unaudited Consolidated Financial Statements contained in
Part I herein which more fully describes the acquisitions during the nine months ended October 31, 1996).

The Company's gross profit for the three months ended October 31, 1997 was $7.4 million compared to $10.4 million for the quarter ended October 31, 1996. This 28.8% decrease is due to the decline in net sales to OEM customers during the quarter ended October 31, 1997. Gross profit for the nine months ended October 31, 1997 was $27.9 million compared to $20.8 million for the nine months ended October 31, 1996. This 34.1% increase was due primarily to the various businesses acquired during the nine months ended October 31, 1996 partially offset by significant inventory valuation adjustments of $3.2 million (including $1.9 million for slow-moving and obsolete inventory purchased in connection with an acquired entity) during the nine months ended October 31, 1996.

Gross margins increased to 31.9% for the quarter ended October 31, 1997 from 31.2% for the quarter ended October 31, 1996. Gross margins increased to 31.4% for the nine months ended October 31, 1997 from 26.3% for the nine months ended October 31, 1996. The improvement in the gross margins reflects the operational efficiencies achieved through the integration of the various acquisitions of the Company made during the prior year as well as the shift in product sales to higher margin items which resulted from the decline in sales to OEM customers as noted previously and, for the nine month period, the significant inventory valuation adjustments during the nine months ended October 31, 1996.

Selling and marketing expense totaled $4.4 million, or 19.0% of net sales for the quarter ended October 31, 1997. This compares to $4.2 million, or 12.5% of net sales for the quarter ended October 31, 1996. For the nine months ended October 31, 1997 selling and marketing expenses totaled $13.5 million, or 15.3% of net sales as compared to $9.9 million or 12.5% of net sales for the nine months ended October 31, 1996. The increase in the dollar amount of these expenses resulted from marketing efforts related to the introduction of new products as well as efforts to expand the Company's domestic and international sales channels. The increase in these expenses as a percentage of net sales during the quarter ended October 31, 1997 reflects the reduced net sales during the period.

Engineering, research and development expenses totaled $1.9 million, or 8.3% of net sales for the quarter ended October 31, 1997. This compares to $2.3 million, or 6.9% of net sales for the quarter ended October 31, 1996. For the nine months ended October 31, 1997 engineering, research and development expenses totaled $5.3 million, or 6.0% of net sales as compared to $5.1 million, or 6.4% of net sales for the nine months ended October 31, 1996. The increase in these expenses as a percentage of net sales during the quarter ended October 31, 1997 reflects the reduced net sales during the period.

General and administrative expenses totaled $4.9 million, or 21.0% of net sales for the quarter ended October 31, 1997. This compares to $2.0 million, or 6.0% of net sales for the quarter ended October 31, 1996. For the nine months ended October 31, 1997 general and administrative expenses totaled $12.8 million, or 14.5% of net sales as compared to $6.1 million, or 7.7% of net sales for the nine months ended October 31, 1996. The increase in these expenses for the three months ended October 31, 1997 includes approximately $1.0 million related to the settlement of a class action suit (see Note I to the Unaudited Consolidated Financial Statements contained in Part I herein which more fully describes this legal settlement) as well as legal and other costs associated with preserving shareholder value. The increase in these expenses as a percentage of net sales during the quarter ended October 31, 1997 reflects both the increased level of expenditures as well as reduced net sales during the period. The increase in general and administrative expenses for the nine months ended October 31, 1997 is due to the businesses acquired during the nine months ended October 31, 1996 as well as the items noted for the quarter ended October 31, 1997.

In-process research and development purchased in connection with the acquisitions of Sciteq, Cray and PDP was $10.3 million and in accordance with Statement of Financial Accounting Standards No. 2 this amount was expensed immediately during the quarter ended October 31, 1996. An additional $3.4 million representing a reduction to the valuation of purchased software in connection with RNS was expensed during the quarter ended July 31, 1996 reflecting changing market conditions. Comparable amounts incurred during the three and ninemonths ended October 31, 1997 were included in other operating expenses; see following paragraph.

Other operating expenses for the quarters ended October 31, 1997 and 1996 were $300,000 and represent the amortization of purchased technologies and excess cost over net assets acquired. Other operating expenses of $11.8 million for the nine months ended October 31, 1997 included acquisition-related charges of $6.0 million, software capitalization valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of the Company's acquisitions during the prior fiscal year. Acquisition-related charges included amortization of purchased technology, amortization of excess cost over net book value of assets acquired as well as valuation adjustments of intangible assets acquired. Integration costs included the physical relocation of the Santa Barbara, CA manufacturing operations of the adapter division, consolidation of the broadband division operations, and personnel reduction costs. Other operating expenses for the nine months ended October 31, 1996 included acquisition-related charges of $1.5 million.. These amounts included amortization of purchased technology, excess cost over net book value of assets acquired, and negative goodwill as well as the costs associated with acquisitions accounted for as poolings of interests during the quarters ended July 31, and October 31, 1996. (See Note A to the Unaudited Consolidated Financial Statements contained in Part I herein).

The operating loss for the quarter ended October 31, 1997 was $4.2 million which reflects the lower net sales and the increased general and administrative expenses discussed previously. The operating profit for the quarter ended October 31, 1996 was $1.6 million. The operating loss for the nine months ended October 31, 1997 was $15.7 million reflecting the charges for other operating expenses above of $11.8 million. The operating loss for the nine months ended October 31, 1996 was $15.4 million reflecting the the charges for other operating expenses above of $1.5 million and in-process research and development of $13.7 million.

Investment income was $115,000 and $368,000 for the quarter and nine months ended October 31, 1997, respectively, as compared to $155,000 and $292,000 for the quarter and nine months ended October 31, 1996, respectively. These fluctuations are the result of the investment by the Company of its surplus cash prior to utilization in the operations of and acquisitions by the Company.

Interest expense for the quarter ended October 31, 1997 was $567,000 compared to $349,000 for the quarter ended October 31, 1996. Interest expense for the nine months ended October 31, 1997 was $1.5 million compared to $1.8 for the nine months ended October 31, 1996. Interest expense for the nine months ended October 31, 1996 included a commission recorded as interest expense of $582,000 incurred in connection with the placement of convertible debentures (see Note G to the Unaudited Consolidated Financial Statements contained in Part I herein which more fully describes the Company's convertible debentures).

Provision for income taxes for the nine months ended October 31, 1997 was $16,000 and no provision was required for the quarter ended October 31, 1997. Provision for income taxes for the quarter and nine months ended October 31, 1996 were $105,000 and $188,000, respectively. The provision for taxes relates predominantly from the profitable operations of the Company's Far East Division. The decline in the provision is the result of over-accruals in prior periods. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryforwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the asset will not be realized. (See Note M to the Unaudited Consolidated Financial Statements contained in Part I herein).


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had net worth of $41.3 million, with total assets of $83.2 million. Of these assets, current assets totaled $44.8 million including $3.4 million of cash and cash equivalents, $16.1 million of accounts receivable and $21.2 million of inventory. The Company's working capital at October 31, 1997 was $6.7 million.

The Company's operations provided a cash flow of $344,000 during the nine months ended October 31, 1997, as compared an operating cash flow deficit of $990,000 during the nine months ended October 31, 1996. This increase in net operating cash flow is reflective of the net cash outflow from operations after adjustment for non-cash income and expense of $5.6 million reduced by the net decline in current assets and increase in current liabilities during the nine months ended October 31, 1997. During the nine months ended October 31, 1996 net cash outflow from operations after adjustment for non-cash income and expense was $500,000.

Investing activities during the nine months ended October 31, 1997 consisted of purchases of property and equipment of $5.4 million, expenditures for software development costs capitalized of $3.3 million, and other receivables of $2.4 million (including interest bearing advances to ABCN of $2.0 million), net of proceeds from the disposition of fixed assets. During the nine months ended October 31, 1996 investing activities included purchases of property, plant and equipment (including the San Diego and FED facilities) of $5.2 million, expenditures for software development costs capitalized of $1.3 million, net cash outlays of $17.0 million in connection with acquisition activities of the Company and other receivables of $2.6 million.

The financing activities of the Company during the nine months ended October 31, 1997 provided net cash inflows of $7.4 million as compared with $27.6 million during the six months ended October 31, 1996. This $25.2 million decrease is primarily the result of declines in private placements of the Company's common stock, convertible preferred stock and debentures net of redemptions ($16.8 million), declines in net proceeds from long term debt ($1.5 million), repayments of acquisition related liabilities ($6.3 million) and repayment of liabilities due on cashless warrant exercises ($1.6 million) net of net proceeds from short term debt as compared with net repayments ($1.6 million). The increase in the outstanding balance of Cray's line of credit and corresponding decrease in Meret's line of credit is reflective of the Company's ongoing operational integration program.

The Company finances its operations and acquisitions from debt issuances, bank lines of credit and security placements.

The Company through private placements of its common stock and convertible preferred stock raised net proceeds of $12.7 million during the nine months ended October 31, 1997 which are reflected in the net cash inflows from financing activities. Warrants to purchase 75,000 shares of common stock at $8.00 and callable warrants to purchase 782,888 shares of common stock at $7.50 per share were also issued in these placements. (See Notes J and K to the Unaudited Consolidated Financial Statements contained in Part I herein which more fully describe the Company's convertible preferred stock and terms of securities placements).

The Company through private placements of its convertible preferred stock and its 8% callable, convertible debentures raised net proceeds of $32.4 million during the six months ended October 31, 1996 which are included in the net cash inflows from financing activities. Warrants to purchase 342,021 shares of common stock at prices from $8.13 to $18.00 were also issued in these placements. (See Note J to the Unaudited Consolidated Financial Statements contained in Part I herein which more fully describe the Company's convertible preferred stock and debentures).

At October 31, 1997 the Company had $5.0 million of convertible preferred stock outstanding that was currently convertible.

If not previously converted by the holder or called by the Company the remaining $550,000 face amount of convertible debentures outstanding at October 31, 1997 will be due during 1999. (See Note G to the Unaudited Consolidated Financial Statements contained in Part I herein which more fully describes the Company's convertible debentures).

The Company's customers generally remit payments within the terms of sale. The Company is currently able to meet its obligations as they become due.

Management believes that the Company has sufficient working capital to meet its planned level of operations. Management has completed the realignment of its various acquired businesses along product and functional lines and is implementing plans which it believes will enable the Company to internally generate funds for its current operations. There can be no assurance that these mechanisms to improve liquidity will be effective. The Company plans to grow both internally as well as through acquisitions with primary focus on internal growth. The capital needed to accomplish this will have to be raised to the extent funds are not then available. The Company cannot give any assurances that sufficient capital will be available when needed.

The Company is in discussion with several companies regarding the sale of one or more of its business units, as well as preliminary discussions which may result in the formation of strategic alliances, however, there can no assurances that any sales or agreements will occur. These preliminary discussions are the result of both solicited and unsolicited interest in the Company. An investment banking firm has been engaged to advise Management.


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

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods issued for periods ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

OTHER MATTERS

See Part II, Item 1 "Legal Proceedings" contained herein.


FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The networking and remote access industry is subject to fluctuation and the growth rates recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.


FORWARD LOOKING STATEMENTS - CAUTIONARY STATEMENT

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

ITEM 2: CHANGES IN SECURITIES
        On October 31, 1997 the Company issued 437,630 shares of its common stock to existing shareholders and members of senior management receiving $1,028,432 in net proceeds to be used for general corporate purposes. No underwriters received fees in connection with this security sale. The shares were issued pursuant to exemptions from registration under Rules 505 and 506 of Regulation D and Section 4(2) of the Securities Exchange Act of 1933.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
        Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS
        Not Applicable

ITEM 5: OTHER INFORMATION
        Not Applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


           A.    Exhibits
                 --------
                 20       Consolidated Financial Statements for the Quarter and
                          Nine Months Ended October 31, 1997 (included in Part I,
                          Item 1)

                 27       Financial Data Schedule



           B.    Reports on Form 8-K
                 -------------------
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By: /s/ John H. Gorman                           Date:  December 15, 1997
   ------------------------------
   John H. Gorman,
   Chief Financial Officer