Form 10KSB
period 1998-01-31
OSICOM TECHNOLOGIES INC
filed 1998-04-27
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 1-15810

                            OSICOM TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

                NEW JERSEY                               22-2367234
     (State or other jurisdiction of        (IRS Employer Identification Number)
      incorporation or organization)

      2800 28TH STREET, SUITE 100
        SANTA MONICA, CALIFORNIA                           90405
(Address of principal executive offices)                (Zip Code)

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, PAR VALUE $0.10                        NASDAQ
          Title of each class              Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Registrant's revenues for its most recent fiscal year were $119,049,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on March 27, 1998 was $89,564,000.

Number of shares outstanding of the Registrant's only class of common stock as of March 27, 1998 (the latest practicable date): 20,704,914.
                      DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-KSB incorporates by reference certain portions of the Registrant's proxy statement for its 1998 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

This Form 10-KSB, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business - Forward Looking Statements - Cautionary Statement" and "Business - Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business ........................................................................  1
               Description of Business ...................................................   1
               The Company's Strategic Plan ..............................................   2
               Markets for the Company's Products ........................................   3
               The Company's Technology Approach .........................................   5
               Products ..................................................................   6
               Sales and Marketing ........................................................ 10
               Customers and Markets .....................................................  11
               Customer Service and Support ..............................................  11
               Research and Development ..................................................  12
               Manufacturing and Quality .................................................. 12
               Availability of Raw Materials .............................................. 12
               Patents, Trademarks and Licenses ........................................... 13
               Seasonality ................................................................ 13
               Working Capital Practices .................................................. 13
               Backlog .................................................................... 14
               Competition ................................................................ 14
               Environmental Compliance ................................................... 15
               Employees .................................................................. 15
               Forward Looking Statements - Cautionary Statement .......................... 15
               Risk Factors ............................................................... 16

Item 2.   Properties....................................................................... 21

Item 3.   Legal Proceedings ............................................................... 21

Item 4.   Submission of Matters to a Vote of Security Holders ............................. 22

                                     PART II

Item 5.   Market for Company's Common Equity and Related Matters........................... 23

Item 6.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations ................................................................... 24

               Results of Operations: Comparison of Year Ended January 31, 1998
                      to Year Ended January 31, 1997 ...................................... 24
               Liquidity and Capital Resources............................................. 26
               Effects of Inflation and Currency Exchange Rates ........................... 27
               Impact of Recent Accounting Pronouncements ................................. 28
               Other Matters .............................................................. 28

Item 7.    Financial Statements and Supplementary Data .................................... 29

Item 8.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ....................................................... 29


                                    PART III

Item 9.   Directors and Executive Officers of the Company.................................. 30

               Compliance with Section 16(a) of the Exchange Act .......................... 33

Item 10.  Executive Compensation .......................................................... 34

Item 11.  Security Ownership of Management and Principal Shareholders...................... 34

Item 12.  Certain Relationships and Related Transactions .................................. 34


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................. 35



SIGNATURES ................................................................................ 39

                                     PART I


ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

The Company is a Santa Monica, California-based business which designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. The Company's products are deployed to telephone companies, Internet Service Providers and corporate/campus environments to provide transport within and access to their networks. The Company, incorporated in 1981, operates in one business segment, with primary facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, Naperville, Illinois, San Diego, California, and Hong Kong. The Company's research and development activities are dedicated to developing products in three main areas:

    DENSE WAVE DIVISION MULTIPLEXING - The Company utilizes the unique combination of its many years of research and development in photonic networking and its parallel expertise in data communications to offer state-of-the-art products which employ dense wavelength division multiplexing ("DWDM"). A DWDM product, when connected to an optical fiber, increases that fiber's capacity to transmit information and enhance the flexibility with which that transmission is accomplished. The growth in utilization of the Internet and the rapid expansion of private networks have placed the capacity and flexibility of the world's already-laid fiber at a premium. To meet these increased demands, telephone companies and other owners of existing fiber have turned to DWDM and other technology solutions as an alternative to paying the very high cost of laying new fiber. The Company's competitors in the DWDM arena have historically designed their products for use in city-to-city or "long haul" applications, operating under the apparent assumption that this would be the only, or only significant market for DWDM products. By contrast, the Company has designed its DWDM products specifically for intra-city networks, also known as "short-haul" or "metropolitan" networks. This strategy reflects the Company's unique expectation that the need for DWDM in the "metro" arena will be significant and perhaps even greater than the need for DWDM in the "long haul" arena. The Company's DWDM technology, for which it currently has five patents pending, is designed specifically for the "metro" market. The Company's DWDM product is GigaMux(TM), a 16 channel DWDM that features transparency across the entire range of data transfer rates, from 51 Mbps to
    2.5 Gbps. Even more versatile is the Company's optical add/drop DWDM. A unique time division multiplexer ("TDM") and a line of optical amplifiers round out the current product family.

    EMBEDDED NETWORKING SOLUTIONS - The Company has significant experience in the design and sale of chip-level products to address the networking requirements of its customers. The growth in utilization of the Internet and various private networks for business, institutional and other uses has created an opportunity for the Company to exploit this expertise. A wide variety of new devices, from printers to cameras to industrial controls and domestic appliances may now be managed or controlled over the Internet (or other networks). The manufacturers of these products must therefore design them to be network-ready or face the loss of market share to competitors whose products are network-ready. Manufacturers, however, generally lack the in-house expertise or resources to offer affordable, state-of-the-art network connectivity. The Company's newly-launched NET+ARM(TM) product solves this dilemma for manufacturers. NET+ARM(TM) is a single chip that, when designed into the manufacture of a product, makes it network-ready. This network-readiness includes facilitating Internet/intranet connectivity, network administration via a Web browser, and (for printers) embedded HTTP/HTML and e-mail printing.

    REMOTE ACCESS - A facet of growing Internet and other private network utilization has been the growth in the need for network users to "dial in" to an Internet Service Provider (ISP) in order to gain access to the Internet, or, for example, corporate users to dial into their corporate network. These connections are accepted by products generally know as "remote access" equipment. The Company has based its product offerings in this area in response to a variety of basic and perhaps under appreciated facts about the marketplace. For example, every user dialing into an ISP or network rarely does so via an identical device or connection. One user may wish to connect using an analog modem, which has one data transfer rate, while another may wish to dial in across an ISDN line, which has a different data transfer rate. The ISP or corporate network is therefore faced with the costly (and space consuming) alternative of buying two separate devices or turning down potential connections from one or the other user. The Company's new remote access product, the IQX-200(TM), accepts a variety of network connections in a single device, and thus resolves this dilemma in a cost- and space-effective manner. Another key dilemma facing ISPs and others offering network connections has been the need to match their capacity for accepting those connections with the current and future demand from users. The Company's typical competitor offers a device with a fixed or inflexible capacity for accepting concurrent connections. By contrast, the IQX-200(TM) is scalable from 8 to 168 connections. This scalability allows growing ISPs and networks to economically match capacity to current demand, and then grow their capacity as that demand builds over time. The Company believes that these and other features of IQX-200(TM) make it an attractive remote access solution.


THE COMPANY'S STRATEGIC PLAN

Since 1993, the Company has been executing a three-phase strategic plan for growth. Phase I of the Plan, completed in the fourth quarter of fiscal 1997, called for the Company to acquire the assets it felt were necessary to compete successfully in the networking arena.

Phase II of the Plan, which is expected to continue two to five years, calls for the Company to leverage and exploit its technology, to expand its development of new products, to further establish and leverage its strategic partnerships, and to grow its customer base and sales channels. The goal of these activities will be to further establish first-to-market footholds in selected, emerging segments of the networking market. These market segments are ones that are today characterized by relatively low levels of current competition and relatively high potentials for profitability and growth.

The Company's strategic goal of being first-to-market in areas of high potential growth has so far been advanced in Phase II with the introduction of the new product families addressing the three market areas described above. The Company believes that GigaMux(TM) is the first DWDM product available in the market today which was designed specifically to enhance the information-carrying capacity and flexibility of fiber networks managed by the Regional Bell Operating Companies (RBOCs) and Competitive Local Exchange Carriers (CLEC's) in their short-haul, metropolitan markets. The Company believes that its Net + ARM(TM) products are the first products of their kind to offer Internet-enabled solutions addressing those vertical product markets (e.g. network printing, industrial control, etc.) where remote monitoring, memory and code density are significant requirements. The Company believes that IQX-200(TM) is the first cost-effective remote access solution whose flexibility and scalability were designed specifically for the mid-level Internet Service Provider.

Also during Phase II, the Company forged a number of important strategic relationships which the Company expects will enhance its ability to compete in both the near-term and long-term. In the area of network systems-on-silicon, the Company entered into a relationship with Advanced RISC Machines to offer the ARM processor core. In this area, it also established strategic relationships with Adobe, Xionics and Peerless, three leading suppliers of printer controllers and imaging technology. These three firms adopted the Company's networking technology, thereby enhancing the attractiveness of the Company's Net+ARM(TM) product to their customers, the major printer original equipment manufacturers ("OEMs"). The Company also positioned itself to design and market wireless-enabled networking technologies in Asia, via its agreement with Thailand-based Asia Broadcasting and Communications Network ("ABCN"). The agreement calls for the Company to be the major provider of a variety of networking equipment supporting ABCN's planned DBS, satellite-based Digital TV and data transmission services.

In Phase III of its Plan, the Company expects to capitalize on these and other milestones achieved in Phase II in order to compete more directly with the largest industry players in what the Company expects will then be the largest segments of the market. There are no assurances that these results will be achieved.


MARKETS FOR THE COMPANY'S PRODUCTS

The Company's products address the growing needs for networked, high bandwidth data and voice communications. The networking industry has experienced dramatic growth since the early 1990's as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet and the cultural movement toward mobile and home computing in the early to mid-1990's further accelerated this trend, pushing annual industry growth rates above the 50% level. Today, two significant trends in the networking market are driving demand and shaping the terms of competition among suppliers:

o CONVERGENCE - As data traffic has taken on a greater importance in the overall telecommunications infrastructure, it is widely believed the next significant growth driver in the networking industry will be the integration of voice and data on a single network. This convergence - of enterprise data networks (i.e. local area networks, "LANs", and wide area networks, "WANs") and access networks (i.e., telecommunications networks and cable TV) - is hastened by recent changes in telecommunications regulation and the adoption of common standards.

o BANDWIDTH - The increased power of conventional applications, the proliferation of graphics intensive applications such as multimedia and video conferencing, as well as the rise of the Internet/intranets, are resulting in increased demand for solutions that enhance the speed, capacity and efficiency of existing networks.

The Company's products address both the demand for converged solutions and the increased requirements for bandwidth in the traditional data networking, fiber optic, and system-on-silicon embedded solutions markets:

Traditional Data Networking Markets

The market for traditional data networking equipment, consisting of LAN Switch, ATM LAN Switch, ATM WAN Switch, Remote Access, Routers, Frame Relay, Network Interface Cards and Shared Media Hubs, comprised an estimated $22.8 billion in revenues in 1997. While results varied by segment, unit/port shipments climbed an average of 55% over 1996 levels.

Industry estimates indicate that networking sales may climb to over $36 billion in 2001, driven by the upgrading of corporate LAN/WAN networks, further investments to extend the reach of corporate networks via remote access solutions, and the continued build-out of Internet-enabled networking capabilities including remote access, network routing and WAN access.

Fiber Optic Transmission

The market for fiber optic communications systems, comprised mainly of SONET transport, digital cross-connect and optical digital loop carrier equipment, is estimated at over $7 billion in annual worldwide sales. Since its introduction in the 1970's, optical fiber communications technology has gained widespread adoption among network operators. Transmission over optical fiber offers key advantages over electrical signals on traditional copper cabling, including: higher capacity; superior transmission distance; higher reliability; and lower maintenance costs. Initially the cost to implement fiber optic circuits and their associated opto-electronic equipment was high, but that cost has dropped significantly in recent years, leading to a broadened adoption of the technology throughout public switched telephone networks. Today, fiber networks are installed across most interexchange networks, interoffice networks, and metropolitan rings.

To keep up with ever increasing traffic levels, brought on by increased Internet traffic, video conferencing, mass data transfers, telemedicine, distance learning, and "plain old telephone service" ("POTS") usage, carriers are now looking to increase existing network throughput without incurring the expense of laying new fiber. To meet this need, new fiber optic markets are emerging. One such market is the market for Wave Division Multiplexing, a technique that allows network operators to make the most of their currently installed fiber networks by combining multiple signals into separate wavelengths on the same fiber. The market for WDM and higher capacity DWDM (dense wavelength division multiplexing systems that transmit eight or more wavelengths) equipment is estimated to grow from $1.6 billion in 1997 to $4.4 billion by 2001, driven by continued competitive pressure on carriers to reduce their infrastructure costs and improve network performance while supporting ever increasing traffic levels.

The Company's DWDM products specifically address the requirements of metropolitan and interoffice networks. To date, adoption of DWDM technology has been most rapid amongst long-haul interexchange carriers, whose backbone networks concentrate an immense amount of traffic for transport between major metro areas and across the country. More recently, the market needs of local exchange carriers, the growth of business campuses, and the desire for business access rings have caused local carriers to test and install DWDM technology. As with the long-haul network, both short-haul point-to-point links and metropolitan fiber access rings today are primarily based on TDM SONET technology at the OC-48 level and below. As more bandwidth accumulates in these networks, carriers and network operators may look to DWDM to upgrade capacity without moving to higher-line-rate SONET multiplexers. According to certain scenarios, then, the market for short-haul DWDM equipment may surpass the long-haul market.

Embedded Networking Solutions

The Company's NET+ARM(TM) products fall under the broad umbrella market for system-on-silicon technology, including ASIC hardware/software solutions. These solutions reduce system complexity by combining multiple hardware/software functions onto one chip. ASICs continue to gain rapid acceptance by manufacturers and designers of a wide variety of products and equipment, driven primarily by the following factors:

        - TIME - by combining several functions onto the same chip, ASICs minimize the processing delays inherent in sending electrical signals between chips.

        - SPACE - in consolidating functionality at one location, ASICs free up valuable space on a sponsoring motherboard.

        -  EFFICIENCY - fewer components translate to lower power consumption.

        - COST - lower production and operating costs result from all of the above.

One recent industry study sized the market for custom logic products at $19 billion in annual revenues and forecasts compound annual growth of 19% through the year 2000. The Company's Embedded Solutions products fall within the Standard Cell, or Cell Based Integrated Circuit segment of this market. Standard Cell Solutions currently represent a $7 billion market and, according to that recent industry study, may be expected to grow 28% annually through the year 2000.

As ASICs continue to gain acceptance, it is expected that the technology will be applied in new vertical markets where the benefits of open networking -- distributed access, scalability, low operating cost -- will become increasingly important. Future demand for ASIC solutions is expected to be particularly strong in the area of industrial measurement, control and sensing devices. As monitoring functions are increasingly performed remotely, via Internet/Ethernet network connections, ASICs are expected to emerge as cost-effective and energy efficient means for delivering network/web functionality within industrial devices. Indicative of this trend, an industry leader, Hewlett-Packard, recently integrated Ethernet-based management capabilities into a third party's industrial sensor product family.

THE COMPANY'S TECHNOLOGY APPROACH

The Company believes that, as network operator needs become more sophisticated, opportunities may be available for those who are able to provide flexible, comprehensive networking solutions at attractive entry price points. The Company seeks to offer products that address four significant requirements within carrier and enterprise networks:

- BANDWIDTH - provisioning scaleable bandwidth within local and distributed environments remains the number one network challenge. New applications and climbing usage rates suggest bandwidth demands will continue to plague operators in the future. The Company's aggregation and transmission products support bandwidth solutions across T-1 through OC-48 environments.

 - INTEGRATION - increasingly, carriers and large enterprise customers seek converged, single product solutions capable of addressing their full range of voice, data and video communications requirements. Point solutions from legacy providers may therefore no longer be sufficient. The Company's converged solutions, with multiple application profiles co-resident within the same rack, offer space and ease-of-use advantages and support cost effective migration as needs evolve.

 - INTELLIGENT MANAGEMENT - bandwidth alone does not reduce network complexity or increase reliability. Today's managers want a complete view of how traffic flows within their networks. The Company offers policy-based management models, creating intelligent networks that can guarantee service quality and bandwidth levels, allocate costs appropriately, and can filter, correlate and prioritize network events.

 - REDUCED TOTAL COST OF OWNERSHIP - operating costs have increased as networks have grown and technologies have become more complex. Cost sensitivity is inversely proportional to size, with smaller network operators frequently overburdened by heavy up-front investments, follow-on maintenance requirements, and integration costs. The Company's products are designed to feature attractive entry price points and end-to-end product designs that meaningfully reduce total cost of ownership.

Historically, the Company's products have fallen within traditional, distinct market segments including diversified LAN / WAN networking equipment, broadband cable and fiber optic equipment, and network print servers. Recent product introductions will meaningfully change the Company's revenue mix in fiscal year 1999 and beyond and diversify the Company's customer base to include --or include to a greater extent than in years past--competitive local exchange carriers, local exchange carriers, competitive access providers, inter-exchange carriers, corporate and college campuses, ISPs and remotely located businesses.


PRODUCTS

The Company designs, manufactures, and sells a wide range of networking and bandwidth aggregation products. Its major product families have been referred to above and are here described in greater detail:

GigaMux(TM) Dense Wavelength Division Multiplexer

Launched officially in November 1997, GigaMux(TM) is a high speed fiber optic backbone multiplexer based upon dense wavelength-division multiplexing technology. The product has a ground-up design for metropolitan and local fiber loops with distances up to 120 kilometers. GigaMux(TM) uses ITU standard wavelength grids between 1530nm and 1560nm. Providing 16 channels of high speed data links of up to 2.5 Gb each on a single fiber, GigaMux(TM) improves capacity to 40 Gb per fiber. The products is designed to accommodate a mixed format of existing and emerging high speed networks and connections, including ATM, SONET, Gigabit Ethernet, Fibre Channel and HDTV. It is also suitable for video distribution networks.

The GigaMux(TM) system consists of three distinct elements: chassis, modules, and management & control.

 - CHASSIS - The GigaNest features 16 universal slots, AC or DC dual redundant power supplies, a combination cable routing tray and fan shelf. GigaNest's flexibility allows "on-the-fly" system design changes and upgrades.

 - MODULES - GigaMux(TM) uses both active and passive modules that are slot-independent and can coexist in a single chassis. The module design increases system reliability, by eliminating the risk of an electrical failure impacting the entire network.

 - MANAGEMENT & CONTROL - The GigaMux(TM) Management Access Card manages all active channel cards and resides in a separate management slot. Its front panel provides an async terminal "craft interface" and LED status of chassis power and temperature. The rear interface provides 10BASE-T Ethernet, auxiliary async and optional integral modem connections.

GigaMux(TM) offers several unique benefits:

 - COST EFFECTIVE SCALEABLE ARCHITECTURE - As a customer's requirements grow, the GigaMux(TM) system can be expanded incrementally. Each GigaMux(TM) system is composed of basic building block modules. A fully functional system can start with one active channel and later be expanded without interrupting existing channel traffic. At gigabit data rates, error free expansion is essential since a one second interruption could impact a billion bits of information. GigaMux(TM) allows customers to install virtual fibers at any time at cost effective prices.

 - FLEXIBILITY - GigaMux(TM) gives unique mix-and-match flexibility. A single fiber can be filled with Switched Gigabit Ethernet, FDDI, ESCON, SDH, SONET, ATM, OC-1 through OC-48 and proprietary digital signals. Additionally, GigaMux(TM) systems can be configured for full duplex, full simplex and combinations of duplex and simplex operations.

 - PROTECTION SWITCHING MODULE - GigaMux(TM) has an optional redundant fiber module which automatically switches from primary to secondary fiber on the loss of the primary. This prevents a loss of communications between parties.

 - EXTENDED RANGE - With every sale of the GigaMux(TM), Osicom offers a booster power amplifier. The optional module extends the range of communications up to 120 km and provides for up to a 15 dB optical gain.

 - PRICING - The Company expects that prices for GigaMux(TM), on a per channel basis, will be below the prices at which the Company's competitors offer their comparable DWDM equipment, when and if such equipment becomes available (the Company believes that GigaMux(TM) is the only currently available 16 channel, full duplex, data transparent DWDM specifically tailored for short haul markets. It further believes that competing products will not be available until the second half of 1998, potentially affording the Company a time advantage in securing orders from its current and prospective telco customers).

IQX-200(TM) Remote Access Server

The IQX-200(TM), designed to meet the needs of mid to small-size companies and ISPs, is a highly integrated, standards-based remote access server supporting both digital and analog dial-in users. IQX-200(TM) features high port density, resource pooling, scaleable integration, scaleable architecture, flash based configuration, and a variety of security options. IQX-200(TM) also features support for several operating systems, WAN interface types, and PPP. It contains the Company's FASTRacc high speed LAN adapter architecture, and the Company's award-winning SmartRoute(R) software. Designed to be powerful, flexible backbone solution for Internet access, remote office access, and telecommuting access, the IQX-200(TM) emphasizes performance and value, with maximum flexibility and scalability using standards-based modular technologies. The IQX-200(TM) is easily expandable from a minimum of eight to a maximum of 168 concurrent connections via T1, ISDN BRI, digital modem, and analog modem, or any combination thereof. IQX-200(TM) systems began shipping in the fourth quarter of fiscal 1998.

The Company believes that the IQX-200(TM) is the first RAS concentrator to focus on the medium size enterprise and that the Company's potential competitors are generally focusing on higher bandwidth solutions offering greater numbers of ports per chassis. That focus on the medium size enterprise is manifest in the design of the IQX-200TM, which incorporates functions which the networking customer would ordinarily have to purchase additional equipment in order to obtain. The incorporation of these functions in a single solution makes switching simpler with the IQX-200(TM), and also reduces its overall cost to the networking customer. Network growth is easily and cost-effectively managed with IQX-200(TM) through the addition of WAN interface cards for T1/PRI and BRI. Each T1/PRI card supports up to 24 connections and each 4-port BRI card handles up to eight connections. Scalability is achieved without sacrificing performance by using a 200 MHz CPU with a RISC processor on each add-on interface card. The 10BaseT and 100BaseT auto sensing link-up Fast Ethernet enables maximum throughput to LAN resources and eliminates bottlenecks at network servers without changing drivers or configuration.

Significant IQX-200(TM) design features:

 - SMARTROUTE SOFTWARE AND FASTRACC ARCHITECTURE - the SmartRoute software provides efficient LAN-to-LAN routing over ISDN. The FASTracc high speed LAN adapter architecture optimizes throughput and data handling for fiber and copper line networks. These technologies provide maximum throughput to LAN resources and minimize bottlenecks at the network server.

 - FDDI INTERFACE - FDDI interfaces allow the IQX-200(TM) to be used in high-speed applications by using fiber's immunity to radio frequency interference. Additionally, by using the FDDI dual-attached interface, the IQX-200(TM) can directly connect to a network backbone, eliminating the need for a switch to provide collision free throughput and network self-healing.

 - MIXED WAN CONNECTIVITY - the IQX-200 supports mixed T1/PRI and BRI WAN connections with on-board CSU/DSU and NT-1 interfaces, creating increased flexibility in WAN connectivity supporting remote and mobile users.

 - PROTOCOLS AND OS - to meet the additional bandwidth demands of heavy volume transfers, IQX-200 supports LAN-to-LAN routing and multiple link PPP. Multiple protocol LAN-to-LAN routing includes TCP/IP and IPX. IPX keep-alive packets provide ISDN spoofing to create affordable virtual LAN configurations.

 - SECURITY - the IQX-200(TM) has built-in firewall protection and other security options which include PAP, CHAP, Access Shifting and Dial-back. Additionally, IQX-200(TM) is resistant to unauthorized access by supporting third party RADIUS for authentication, authorization and accounting.

Unique benefits of IQX-200 include:

 - OPEN ARCHITECTURE - unlike many competitors who sell closed box systems, the IQX-200(TM) features on open architecture allowing customers to upgrade, expand, or mix and match their configuration. As desired WAN access technologies evolve from analog to T-1 or ISDN, IQX-200(TM) provides customers a simple path for technology migration.

 - DISTRIBUTED PROCESSING POWER - IQX-200(TM) allocates processing duties into separate areas instead of relying on one centralized processor to handle all the traffic for the entire unit, which can cause traffic to slow. With a dedicated processor on each expansion card and on the motherboard, data transmission is maximized.

 - SCALABILITY - IQX-200(TM) customers can address user growth requirements without having to replace their RAS, as would be required with most competing products. The IQX-200(TM) allows customers to start with just 8 ports and add expansion cards to increase capacity to 168 ports, an ideal feature for growing enterprises. In addition, IQX-200(TM) provides LAN easy migration from slower 10BaseT (10Mbps) to faster 100BaseT and FDDI (100Mbps).

 - LOW COST OF OWNERSHIP - the IQX-200(TM) is competitively priced on a per port basis. Additionally, for ISPs who have FDDI backbones, IQX-200(TM) saves time and expense by bypassing the need to buy additional equipment such as switches to connect the RAS to their backbone.

NET+ARM(TM) System-On-A-Chip

NET+ARM(TM) is a single chip component that enables original equipment manufacturers to increase the performance of their products by making them network-ready at a fraction of the cost of internal development of these control features. NET+ARM(TM) includes an integrated 32-bit RISC processor, memory controller, interrupt controller, timers, DMA controllers for printer and network interface, a 10/100 MAC, an IEEE 1284 interface, and two serial channels. The Company offers a NET+ARM(TM) Starter Kit, including a Development Board, OS Development Site Licenses, Software/Firmware Object Code, ARM Development Tools, ARM Embedded ICE, standard telephone and development support.

This RISC-based processor and operating system functions as a main processor by simply adding the physical interface, ROM and RAM. This product can be used as a front-end black box networking processor, decreasing the burden on the main processor. The NET+ARM(TM) Chip supports a wide range of protocols including UDP, TCP/IP, FTP, HTTP, POP3, SMTP, SNMP, DHCP, BOOTP, JETSEND and ENI. NET+ARM(TM)'s chips are supported by the appropriate printing applications and offer Internet/intranet connectivity, embedded HTTP/HTML, and email printing. In addition, by providing network administration features over a Web browser, users can monitor and alter the settings of a networked device incorporating the NET+ARM(TM) chip remotely via the Internet/intranet. The following is a list of the main components contained in the NET+ARM(TM) chip:
ARM 7T RISC Processor, real-time operating system (pSOS), 10/100 Ethernet MAC, memory controller, 10 DMA channels, two RS-232 serial ports, four 1284 parallel ports, bus controller Watchdog Timer, web server, and communication protocols.

Other significant features of NET+ARM(TM) include:

 - DPO NETWORKING CARD - a standard form factor available to OEMs as an off-the-shelf network-ready print server. Utilizing the Company's proprietary Digital Products Option ("DPO") interface specification, this card provides Ethernet connectivity and allows printers to connect across multiple protocols and operating systems. The DPO card provides for Windows-based and Web-based central management software, offers closely-coupled controller/networking card operations for printing, status reporting and setup, and includes a high speed, shared memory interface specification. The Company's DPO card currently utilizes a Motorola processor, though by the first quarter of fiscal year 1999 the NET+ARM(TM) chip is expected to be integrated into the DPO card's design.

 - APPLICATION PROGRAMMING INTERFACES (APIS) & NET+ARM(TM) DEVELOPMENT TOOLS - the Company also provides a complete set of APIs for all functions required by application programs. Use of APIs significantly speed customer development. APIs also eliminate the need for detailed knowledge of the underlying networking software, enabling development engineers to focus on increasing application functionality.

Examples of current NET+ARM(TM) applications include:
 -  Print Servers             -  Terminal Servers           -  Utility Monitoring
 -  SOHO Routing              -  Industrial Automation      -  Test Equipment
 -  Digital Camera            -  Multimedia Terminal        -  X-Ray Camera
 -  Internet Telephones       -  Hand-held Network          -  Broadcast Audio
                                 Equipment                     Control

SALES AND MARKETING

The Company's sales organization at January 31, 1998 consisted of approximately 85 individuals, including managers, sales representatives, and support personnel. The Company's sales organization addresses the needs of customers in transmission, network access and embedded networking by focusing on major accounts and indirect channels. Major accounts includes Telcos and ISP's, OEMs, large corporate and government customers and indirect channels comprised of VARs and distributors. The Company supports both its domestic and international customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support.

The goal of the Company's marketing effort is to identify market dynamics and translate these dynamics to strategic product development plans. Following the product development plans, marketing identifies the targeted opportunities and provides the tools, training, and pre-sale support required by the sales function. Marketing also engages in a number of marketing communication activities. It participates in cooperative marketing programs, including trade shows and seminars. It places advertisements in major industry trade publications, and includes its distributors and their customers in direct mail programs. It also facilitates the publication of articles in industry journals by its chief scientists.


CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, geographic location, and the type of application. The company's customer base is concentrated in the telecommunications and networking industry and with the exception of one customer, no single customer has accounted for ten percent or more of the Company's net sales. One customer accounted for 22.9% of net sales for the year ended January 31, 1998 and 22.7% of net sales for the year ended January 31, 1997. This customer accounted for 13.3% and 8.7% of net receivables at January 31, 1998 and January 31, 1997, respectively; this account is within the Company's terms.

The Company's strategy addresses OEMs as well as the following three customer profiles:

        - SERVICE PROVIDERS - these customers provide communication services and include telecommunication carriers, Internet Service Providers, cable companies, and wireless communication providers.

        - ENTERPRISE - enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include corporations, government agencies, utilities, and educational institutions.

        - SMALL AND MEDIUM BUSINESS - these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, the Company provides product through systems integration or Value Added Resellers.


CUSTOMER SERVICE AND SUPPORT

The Company's customer service organization is structured to assist both resellers and major accounts. The Company provides a number of service plans, such as its Network Requirements Assessment and Installation Plan, which is designed to ensure a smooth and successful installation. The plans include pre-installation planning, site surveys, interfacing with vendors, configuration analysis, and designing an installation plan. The Company generally provides complete equipment installation, test and system integration, and basic customer training as regards equipment operation and diagnostics. Equipment relocation services are also available.

Support for the customer includes product warranted against defects in material and workmanship. Telephone technical support programs or On-Site Support Agreements are also available to the Company's customers. All of the Company's products are warranted against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and up to lifetime warranties for certain, selected products. Telephone technical support programs for hardware and software generally cover the first fifteen months from purchase. The Company's On Site Support Agreement includes access to a toll-free help desk and 24 hour per day, seven days per week telephone technical support. The Company also provides on-site support via facsimile and on-line bulletin board services.

The Company currently provides similar service and support to its international end-users through its partners.


RESEARCH AND DEVELOPMENT

The goal of the Company's research and development efforts is to achieve technological advances which will allow the Company to introduce innovative products early to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. The Company's research and product development strategy emphasizes continuing evaluation of customer needs, emerging trends and technical challenges in order to identify new market opportunities. A hallmark of the Company's research and development program is the combination of its various proprietary technologies into a single common standards-based platform. The Company believes that its success in introducing new products is due in part to its ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications to its customer strategic requirements.

As of January 31, 1998, there were 146 people working in the Company's research and development area. The Company's research and development expenditures were $7.2 million and $6.1 million for the fiscal years ended January 31, 1998 and January 31, 1997, respectively. During the years ended January 31, 1997 and 1996 the Company's emphasis was on acquiring in-process research and development through acquisitions.


MANUFACTURING AND QUALITY

The Company manufactures as well as outsources its products. The Company operates a certified ISO-9001 manufacturing plant. Not all of the Company's products are currently produced at that facility. However, it is the Company's goal to have all of its products carry the ISO-9001 Seal of Approval for commercial markets. Because ISO-9001 is the most stringent of the ISO-9000 series, the Company perceives this is to be a competitive advantage in global markets.

The Company believes its strategy of outsourcing some of its products to third party contract manufactures enable it to react quickly to market demand and avoid significant capital investment required to establish and maintain a full manufacturing facilities other than its ISO-9001 facility and to focus its manufacturing resources on final assembly, burn-in and final testing to ensure reliability and quality assurance for products delivered to its customers. The Company has a quality program in place that involves many of its employees.


AVAILABILITY OF RAW MATERIALS

Many of the Company's products require certain components which may not be readily available. These include: opto-electronic components, microprocessors, custom integrated circuits, fiber optic transceivers, and networking components.

The Company's ASICs are critical to the Company's ability to make timely shipments to its customers, and therefore to its overall success. Hence, the Company obtains its ASICs from more than one foundry. The Company believes its products can be reengineered to minimize the effects of component shortages. To minimize the risks of component or product shortages the Company attempts to maintain multiple supply sources, however, there can be no assurance that such sources will be adequate to meet the Company's needs.


PATENTS, TRADEMARKS AND LICENSES

The Company holds patents but does not conduct its business with reliance upon patent protection. The Company has decided to secure further patent protection for various technologies. The Company has three patent applications currently pending with the United States Patent and Trademark Office. The Company intends on filing additional patent applications in the next few months. The Company could be subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Although the Company has not been threatened and is not involved with any such patent infringement litigation, and while the Company believes that it is not infringing on the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims would not have a material impact on the Company's business.

The Company protects its properties through trademark protection whenever feasible and is currently threatening litigation against another company for such trademark infringement. There can be no assurance that the Company will be successful in its efforts to protect its trademarks. Although the Company has not been threatened and is not involved with any trademark or copyright infringement litigation, and while the Company believes that it is not infringing on the valid trademarks or copyrights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims would not have a material impact on the Company's business.

The Company uses proprietary software and hardware technology to facilitate new product development. This technology is unlikely to be replicated even though it is not legally protected. However, while replication is unlikely, the Company can give no assurances that its proprietary technology could not be misappropriated.


SEASONALITY

The Company's sales are impacted by the buying patterns of its customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, and other factors.


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

The Company performs ongoing credit evaluations of each customers' financial condition and extends unsecured credit related to the sales of various products. One customer accounted for 13.3% and 8.7% of net receivables at January 31, 1998 and January 31, 1997, respectively. The total of the Company's five largest accounts receivable represented 33.2% of accounts receivable at January 31, 1998 and 27.9% of accounts receivable at January 31, 1997. All such accounts were within terms.


BACKLOG

The Company's backlog on January 31, 1998 was approximately $22.3 million compared with an approximate backlog of $11.9 million at January 31, 1997. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. Because of a trend of short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellations of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indication of actual net sales for any future period.


COMPETITION

The markets for the products and services of the Company are intensively competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEMs, product manufacturers of internet access and remote access equipment, and manufacturers of WAN servers and client access and transmission products. In the internet access and LAN access equipment market, the Company competes primarily with Cisco, 3Com, Ascend Communications, Cabletron, Bay Networks, Lucent, Cienna, Northern Telecom, Pirelli, NEC, Allatel, Siemens, IBM, Motorola, Intel and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer based than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. The markets in which the Company competes currently are subject to intense competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result from further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

ENVIRONMENTAL COMPLIANCE

The Company is required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of its laser-based products, which are used in fiber optics communications. All of the Company's products comply with required safety level standards.


EMPLOYEES

As of January 31, 1998, the Company employed 1,677 full-time employees and independent contractors, including 146 in engineering, 1,202 in manufacturing and quality assurance, 96 in sales and marketing, 217 in administration, and 16 executives. None of the Company's employees are represented by a collective bargaining agreement, and management believes that relations with its employees are good.


FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to introduce DWDM, network management, all optical networking equipment, Gigabit Ethernet, scaleable remote access servers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

RISK FACTORS

In connection with the safe harbor contained in the Private Securities Reform Act of 1995 the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

Competition: The markets for the products and services of the Company are intensively competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEMs, product manufacturers of internet access and remote access equipment, and manufacturers of WAN servers and client access and transmission products. In the internet access and LAN access equipment market, the Company competes primarily with Cisco, 3Com, Ascend Communications, Cabletron, Bay Networks, Lucent, Cienna, Northern Telecom, Pirelli, NEC, Allatel, Siemens, IBM, Motorola, Intel and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer based than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. The markets in which the Company competes currently are subject to intense competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result from further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

New Product Development and Rapid Technological Change; Dependence on LAN and WAN Technologies: The telecommunications and data networks industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate performance and cost advantages of cost-effectiveness of its products over competing products. As other technologies such as DWDM, Sonet, Gigabit Ethernet, Fiber Channel, Frame Relay, Asynchronous Transfer Mode ("ATM"), Asymmetric Digital Subscriber Line ("ASDL") and communication over copper, fiber, wireless networks or all optical networks ("AON"), are developed and gain market acceptance, the Company will be required to enhance its connectivity products, or if its current and prospective future products do not achieve widespread customer acceptance as a result of the adoption of alternative technologies, the Company's business, operating results and financial condition would be material difference and adversely affected.

The Company has historically derived a substantial majority of its revenues from the sale of networking products. In the event that current LAN and WAN technology is modified or replaced and the Company is unable to modify its products to support new technology, or alternative technologies, or if the Company's introduction of transmission and system-on-silicon products is unsuccessful, the Company's business, operating results and financial condition could be materially and adversely affected. The Company has in the past and may in the future experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely manner and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introductions or even announcement of products by the Company or one of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then-existing product obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

Complex products such as those offered by the Company may contain undetected or unresolved defects when first introduced or as new versions are released. While the Company has not experienced any material errors in the past, the occurrence of such errors in the future could, and the inability to correct such errors would, result in the loss of market share, the delay or loss of market acceptance of the Company's products, material warranty expense, diversion of engineering and other resources from the Company's product development efforts, the loss of credibility with the Company's customers or product recall. Any of such occurrences could have a material adverse effect upon the Company's business, operating results or financial condition.

Dependence on Contract Manufacturers and Limited Source Suppliers: Though the Company manufactures many of its own products, it also materially relies upon independent contractors to manufacture to specification certain of its other components, subassemblies, systems and products. The Company also relies upon limited-source suppliers for a number of components used in the Company's products, including certain key microprocessors, lasers, optical filters and other components. There can be no assurance that these independent contractors and suppliers will be able to meet the Company's future requirements for manufactured products, components and subassemblies in a timely fashion. The Company generally purchases limited-source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part by the Company's ability to provide its suppliers with accurate forecasts of its future requirements.

The Company believes there are alternative suppliers of alternative components for all of the components contained in its products. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Proprietary Rights and Technology: The Company's ability to compete is dependent in part on its propriety rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contract provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, and sometimes with its customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent the misappropriation of its technology. Furthermore, though the Company has been issued patents, there can be no assurance that the patent application process will be beneficial to the Company. While the Company has filed various patent applications and will file additional applications in the future, such applications may be denied. Any patents, once issued, may be circumvented by competitors of the Company. Furthermore, there can be no assurance that others will not develop technologies that are superior to the Company's. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

Dependence on Key Personnel: The Company's business and prospects depend to significant degree upon the continuing contributions of its key personnel. The Company does not have employment contracts with most of its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could materially and adversely affect the Company's business, operating results and financial condition. The Company believes that is prospects depend in large part upon its ability to attract and retain highly-skilled engineering, managerial, sales, marketing and administrative personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Compliance and Regulations and Evolving Industry Standards: The market the Company's products is characterized by the need to meet a significant number of communications regulations and industry standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established Underwriters Laboratories and Bell Communications Research for some public carrier services. Some of the Company's products do not comply with current industry standards, and this noncompliance must be addressed in the design of those products. Standards for new services and network management are still evolving. The Company is a member of several standards committees in order that the Company may participate in the development of standards for emerging technologies. However, as the standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could materially and adversely affect the Company's business, operating results and financial condition.

Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. Tariff rates, whether determined by network service providers or in respondent regulatory directives, may affect the cost-effectiveness of deploying communication services. Such policies also affect the demand for telecommunications equipment, including the Company's current and planned products.

In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. Any future inability to obtain on a timely basis foreign regulatory approvals could materially and adversely affect the Company's business, operating results and financial condition.

Potential Fluctuations in Operating Results: The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, and the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, new product introductions by competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions.

The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve its sales objective the Company is dependent upon obtaining orders during each quarter for shipment that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date, without significant penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more repaid deployment of anticipated major projects for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from the Company. These reductions, in turn, have and could cause fluctuations in the Company's operating results and have had and could have an adverse effect on the Company's business, financial condition and results of operations in periods in which the inventory is reduced.

Delays or lost sales have and can be caused by other factors beyond the Company's control, including late deliveries by vendors of components, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially and adversely affect the Company's business, operating results and financial condition.

The Company's industry is characterized by declining prices of existing products, therefore continual improvements of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities. The Company may take certain pricing or marketing actions, such as price reductions, volume discounts, or provisions of services at below market rates. These actions could materially and adversely affect the Company's business, operating results and financial condition.

Management of Growth: The Company has experienced significant growth through acquisitions as well as internal growth. This growth has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. The Company's intention to continue to pursue its growth strategy through efforts to increase sales of existing products and new products can be expected to place event greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

The future near-term success of the Company will depend upon achieving harmonious relations among key employees, continuing to combine operations to realize efficiencies in manufacturing, marketing and sales, and implementing product strategies which allow the benefits of research and development advances in individual subsidiaries to be utilized throughout the Company as a whole. The Company's ability to achieve these objectives will materially affect its business, prospects and financial condition.

Recent Acquisitions and Potential Future Acquisitions: As described more fully in Note A to the Consolidated Financial Statements contained in Part II herein the Company has made several major acquisitions during the two years ended January 31, 1997. The Company has incurred significant charges for purchased technologies, restructuring, and valuation allowances in connection with the assets acquired in these acquisitions. There can be no assurance that any future acquisitions will not result in similar charges.

The Company's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. While the Company has no current agreements or negotiations underway with respect to any new acquisitions, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in charges similar to those incurred in connection with prior acquisitions, issuance of potentially dilutive equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect the Company's business, results of operations, financial condition, and the price of the Company's common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that may be acquired in the future, and the failure of the Company to do so could have a material and adverse effect on the Company's business, financial condition and results of operations.

Shares Eligible for Future Sale: No prediction can be made as to the effect, if any, that future sales of common stock by the Company, or the availability of common stock for future sales, will have on the market price of common stock prevailing from time to time. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for the Company's common stock and reported earnings per share.


ITEM 2. PROPERTIES.

The Company occupies 571,000 square feet of office, manufacturing and distribution space: 177,000 square feet in the United States and 394,000 square feet in Hong Kong and China, as detailed below.

The Company's facilities under lease include:

        - Annapolis Junction, Maryland - 72,000 square foot office and manufacturing facility leased through October 31, 1999

        - Fremont, California - 18,000 square foot office and manufacturing facility leased through July 31, 2000

        - Guandong, China - 390,000 square foot mixed use facility (manufacturing, warehousing, distribution, and administrative offices) leased through May 31, 1999

        - Naperville, Illinois - 4,300 square foot office facility leased through March 31, 1999 Santa Monica, California - 6,200 square foot office facility leased through April 30,
           2001

        - Santa Barbara, California - 4,300 square foot office facility leased through October 31, 2000

        - Waltham, Massachusetts - 36,000 square foot office and manufacturing facility leased through September 1, 2001

The Company has eight sales offices located around the United States, and one sales office in the United Kingdom totaling 11,500 square feet. All such offices are leased for varying terms. The lease on a 27,400 square foot facility in Santa Barbara, California expired February 28, 1998 and was not renewed.

The facilities owned by the Company include:

        -  San Diego, California - 36,000 square foot office and manufacturing
        -  facility Hong Kong, China - 4,000 square foot office facility

See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facilities owned by the Company.

The Company believes that its existing and planned facilities are and will remain adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that none of these proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 12, 1997 to vote upon the following matters:

        1.  Election of the Board of Directors
        2. Approve the appointment of BDO Seidman, LLP as the Company's independent auditors
        3. Approve an amendment to the Certificate of Incorporation of the Company to increase the number of shares of common stock authorized for issuance
        4. Approve an amendment to the Company's 1988 Incentive and Non-Qualified Stock Option Plan to increase the amount of shares reserved thereunder to 4,400,000
        5. Ratify and approve the adoption of the Company's 1997 Incentive and Non-Qualified Stock Option Plan
        6. Ratify and approve the adoption of the Company's 1997 Director Stock Option Plan

 The following table summarizes the results of the voting at the meeting:

                                         Votes For    Votes Against    Abstentions     Broker
                                                                                      Non-Votes
        Director nominees:
           Par Chadha                    16,119,561       308,805              0             0
           Leonard N. Hecht              16,159,260       269,106              0             0
           Humbert B. Powell III         16,159,099       269,267              0             0
           Xin Cheng                     16,156,687       271,679              0             0

        Auditor appointment              16,155,892       200,927         71,547             0

        Increase in authorized shares    13,659,754     2,705,890         62,722             0

        1988 Plan amendment               5,987,710     2,949,302        109,606     7,381,748

        1997 Option Plan                  5,888,759     2,966,643        191,216     7,381,748

        1997 Directors Plan               5,840,207     3,018,039        188,372     7,381,748

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994.

The following table sets forth the high and low closing bid prices for the Company's Common Stock in the over-the-counter market from February 1, 1996 to January 31, 1998, based upon information obtained from Nasdaq and taking into account the 2-for-1 split on February 12, 1996. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

        Fiscal 1996-1997                                           High            Low
        Quarter from February 1, 1996 to April 30, 1996           $14.50         $7.00
        Quarter from May 1, 1996 to July 31, 1996                 $20.00         $9.31
        Quarter from August 1, 1996 to October 31, 1996           $11.88         $7.81
        Quarter from November 1, 1996 to January 31, 1997         $11.25         $7.38

        Fiscal 1997-1998

        Quarter from February 1, 1997 to April 30, 1997           $12.00         $6.81
        Quarter from May 1, 1997 to July 31, 1997                  $9.00         $5.63
        Quarter from August 1, 1997 to October 31, 1997            $6.38         $2.88
        Quarter from November 1, 1997 to January 31, 1998          $6.28         $2.06


On March 27, 1998, the average of the high and low bid quotation for the Company's Common Stock was $4.56 per share. However, there is no assurance that a market in the Company's securities will continue.

As of March 27, 1998 (the latest practicable date) there were 1,508 shareholders of record, including brokerage firms and nominees, of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Annual Report on Form 10-KSB, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

The results of operations reflect the activities of the Company and its wholly-owned subsidiaries; the consolidated group is referred to individually and collectively as the "Company". (See Note B to the Consolidated Financial Statements contained in Part II herein).


RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 1998 AND JANUARY 31 1997

Net sales increased to $119.0 million in fiscal 1998 from $115.9 million in fiscal 1997. The increase in net sales during the year was primarily the result of increasing unit sales of the Network Access family of products. Sales to international customers increased to 23.1% of net sales in fiscal 1998 from 18.9% for fiscal 1997. The increase reflects sales growth in certain international markets, particularly Japan and the Pacific Rim countries. Future sales growth in these markets may be impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins increased to 31.2% during fiscal 1998 from 28.6% in fiscal 1997. The increase is due to several factors, including the continued shift in revenue mix to the Company's higher-margin products offset by the fact that prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. The Company's gross margins may continue to increase in the future as the revenue mix shifts to the Company's newly launched products which have a higher gross margin. However, an increase in the cost of components which the Company may not be able to pass through to its customers may have a material adverse impact on gross margins. There can be no assurances that any efforts made by the Company in these and other areas will successfully offset the negative impact higher costs for components will have on gross margins.

Research and development expenses increased approximately $1 million in fiscal 1998 compared with fiscal 1997 expenditures, an increase of 17.0% over fiscal 1997 expenditures. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas and reflects the Company's efforts during fiscal 1998 to introduce three new families of products during the latter part of fiscal 1998. The Company is primarily developing new technologies internally. Accordingly, research and development expenses are expected to increase in the future at a slightly higher rate than in fiscal 1998.

Sales and marketing expenses increased $3.5 million in fiscal 1998 over fiscal 1997, an increase to 14.8% of net sales in fiscal 1998 from 12.1% of net sales in fiscal 1997. The increase in these expenses resulted from the Company's efforts to create brand awareness and the introduction of its new products.

General and administrative expenses rose $4.0 million in fiscal 1998 over fiscal 1997 in part as a result of acquisitions accounted for as purchases during fiscal 1997. Included in fiscal 1998 expenses are approximately $3.0 million for non-recurring charges including legal and other professional fees, litigation settlement costs, and relocation expenses for both personnel and assets.

During fiscal 1998, there were no purchased in-process research and development charges. During fiscal 1997, purchased in-process research and development in connection with the acquisitions of RNS, Sciteq, Cray and PDP was $13.7 million expensed in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

Other operating expenses for fiscal 1998 were $11.9 million compared to $1.8 million for fiscal 1997. The expenses for fiscal 1998 included acquisition-related charges of $6.9 million, capitalized software costs valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of the Company's acquisitions during fiscal 1997. Acquisition-related charges included amortization of purchased technology, amortization of excess cost over net book value of assets acquired as well as valuation allowances recorded against purchased intangible assets. Integration costs included the physical relocation of the Santa Barbara, California operations, consolidation of the San Diego, California operations, and personnel relocation and reduction costs. Other operating expenses for fiscal 1997 included acquisition-related charges of $1.8 million and included amortization of purchased technology excess cost over net book value of assets acquired as well as costs associated with acquisitions accounted for as poolings of interests during fiscal 1997 partially offset by the amortization of negative goodwill of $.3 million.

Other income net of interest expense resulted in a $1.1 million charge for fiscal 1998 compared to a $1.8 million charge in fiscal 1997. The interest expense for 1998 is primarily the result of short-term borrowing against the Company's lines-of-credit. The interest expense for fiscal 1997 is the result of short-term borrowing against the Company's lines-of-credit and interest expense of $582,000 incurred in connection with the placement of convertible debentures (See Note F to the Consolidated Financial Statements contained in Part II herein).

Provision for income taxes for the year ended January 31, 1998 was $246,000 compared to $182,000 for the year ended January 31, 1997. The tax provision resulted from the profitable operations of the Company's Far East entity for both fiscal years 1998 and 1997. The Company has carry forwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized. (See Note L to the Consolidated Financial Statements contained in Part II herein).

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations and acquisitions from debt issuances, bank lines of credit and security placements.

The Company incurred a cash flow deficit of $2.4 million from operating activities during the year ended January 31, 1998, as compared to a $1.7 million deficit during the year ended January 31, 1997. This increase in the net operating cash flow outlays reflects the non-recurring charges and increased costs associated with the Company's efforts in launching its three new families of products during the second half of fiscal 1998. The Company anticipates positive cash flows from its operating activities during its next fiscal year, however, there can be no assurance that positive cash flows from operations will be achieved.

Accounts receivable increased slightly to $19.3 million at January 31, 1998 from $19.1 million at January 31, 1997, while sales grew by approximately 3%. Days sales outstanding in receivables decreased to 59 days as of January 31, 1998 from 60 days at January 31, 1997. Inventory at January 31, 1998 was $21.9 million and was approximately the same at $21.8 million at January 31, 1997. Management believes it needs to maintain strategic inventory levels to ensure competitive lead times.

Accounts payable increased 16.4% during fiscal 1998 because of increases in operating expenses and material purchases to support the anticipated growth in net sales. Accrued liabilities and other current liabilities decreased 28.6% during fiscal 1998, primarily due to earn-out payment of $2.0 million in connection with the acquisition of Sciteq. (See Note A to the Consolidated Financial Statements contained in Part II herein).

Investing activities during the year ended January 31, 1998 consisted of purchases of property and equipment of $6.5 million, expenditures for software development costs capitalized of $4.1 million, and other investments (primarily Asia Broadcasting Communications Network, Ltd., "ABCN") of $9.3 million (including cash of $2.0 million and common stock of the Company valued at $7.3 million). During the year ended January 31, 1997 the Company's investing activities included $16.9 million related to acquisition activities, $6.4 million in purchases of property and equipment, and $3.1 million in expenditures for capitalized software development.

Financing activities of the Company during the year ended January 31, 1998 provided net cash inflows of $12.2 million as compared with $31.8 million during the year ended January 31, 1997. Financing activities during the year ended January 31, 1998 consisted of proceeds from the issuance of securities of $14.4 million, net proceeds from short-term debt of $3.8 million net of long-term and acquisition debt repayments of $4.4 million and repayment of liabilities due on cashless warrant exercises of $1.6 million. During the year ended January 31, 1997 the Company's financing activities included proceeds from the issuance of securities of $37.9 million net of preferred stock redemptions of $6.3 million and net repayments of long-term and short-term debt of $257,000.

At January 31, 1998, the Company had various lines of credit totaling $26.3 million of which $7.4 million was available as of that date. Outstanding short-term borrowings under these credit facilities was $14.9 million at January 31, 1998 and $11.2 million at January 31, 1997. These credit facilities include $16.0 million provided by Coast Business Credit, a division of Southern Pacific Bank, an asset based lender, collateralized by accounts receivable, inventory and equipment and $8.1 million provided by various financial institutions in the Far East collateralized by FED's leasehold land and buildings, fixed bank deposits and inventories. (See Note D to the Consolidated Financial Statements contained in Part II herein).

During the year ended January 31, 1998 the Company completed several private placements of its common stock and convertible preferred stock receiving net proceeds of $14.4 million and issued 4,819,984 shares of the Company's common stock in these placements and in conversions of the preferred stock. (See Note I to the Consolidated Financial Statements contained in Part II herein).

During the year ended January 31, 1997 the Company completed several private placements of its convertible preferred stock and convertible debentures receiving net proceeds of $37.9 million and has issued 6,732,593 shares of the Company's common stock in conversions of these securities during the two year ended January 31, 1998. (See Note I to the Consolidated Financial Statements contained in Part II herein).

During fiscal 1998 the Company commenced, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of fiscal 1999; the cost of this project has not yet been determined. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company believes it has sufficient working capital to meet its planned level of operations for fiscal 1999. However, there can be no assurance that the Company's working capital requirements for fiscal 1999 will not exceed the Company's ability to generate sufficient cash internally to support its requirements and the need capital will have to be obtained from external sources. The Company cannot give any assurances that sufficient capital, at terms acceptable to the Company, will be available when needed.


EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

The Company believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the Company's sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on the Company's operating results in the future.

The majority of the Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase the Company's expenses. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This pronouncement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented after the effective date. The adoption of this standard had no effect on the calculation of previously reported EPS.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods ending after December 15, 1997. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements with fiscal years beginning after December 15, 1997; earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.


OTHER MATTERS

See Item 3. "Legal Proceedings" contained herein.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 7 is set forth in Item 13 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On April 10, 1998, the Company's Directors and executive officers were:
            Name                      Age                      Position
        ---------------------         ---                 ----------------------------------------
        Par Chadha                    43                  Chief Executive Officer, Chairman,
                                                          Director
        Xin Cheng, Ph.D.              42                  President, Director
        Leonard Hecht                 61                  Director (i)
        Humbert B. Powell III         59                  Director (i)
        Renn Zaphiropoulos            72                  Director
        John H. Gorman                58                  Chief Financial Officer, Secretary
        PG Narayanan                  44                  Executive Vice-President Operations
        Ronald Mackey                 34                  Executive Vice-President Technology
        Arthur Trakas                 46                  Executive Vice-President Worldwide Sales
        Kelvin Y. O. Li               39                  President Far East Division

        (i)  member of Audit Committee and Compensation Committee

The Company's By-Laws provide that the members of the Board of Directors be elected annually by the Shareholders of the Company for one-year terms. The Company does not offer cash compensation to its directors for their service as such. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers.

Officers serve at the discretion of the Board of Directors, and there are no employment agreements between the Company and any of its officers.

Par Chadha has been Chief Executive Officer of the Company since November, 1996. Mr. Chadha founded the Company in 1981 and has been a director of the Company since that time. He served as President and Chief Executive Officer of the Company from July, 1981, through May, 1993, and as Chairman from July, 1981, through June 18, 1996. Mr. Chadha was a director and Chairman of Builders Warehouse Association, Inc. from March, 1995, through September, 1996. Mr. Chadha was a director of Saratoga Brands, Inc., from January, 1995, through July, 1995, and director and Chairman of Phoenix Laser Systems, Inc., from September, 1993, through November, 1993. He has been Chairman, President and Chief Executive Officer of Oxford Acquisitions Group, Inc., since February, 1994. Mr. Chadha is also a director of Rand Research Corporation, RII Partners, Inc., and RT Investments, Inc., which are privately held companies.

Xin Cheng, Ph.D., has been President and director of the Company since September 1995, and was Secretary from June 1993 to February, 1997. Dr. Cheng holds a Ph.D. in electrical engineering from the University of California, Irvine. Since 1988 to 1990, Dr. Cheng served as Senior Staff Scientist, and from 1990 to 1993 as Director of Advanced Technology for the Company. Dr. Cheng is responsible particularly for business and technology development of the Company's photonic transmission products.

Leonard N. Hecht, has been a director of the Company since June 18, 1996. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing which he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly-held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

Humbert B. Powell III became a director of the Company on June 30, 1997. Mr. Powell is a Managing director of Sanders Morris Mundy, a financial services and investment banking firm based in Houston, Texas. Mr. Powell was Vice Chairman and Director of Marleau, Lemire, Securities, Inc. and Chairman of Marleau, Lemire USA. Mr. Powell served as a Senior Managing Director of the Corporate Finance Department of Bear Stearns & Co. from 1988 through February 1995, with responsibilities for the investment banking effort both domestic and international. Prior to his employment with Bear Stearns in 1984, Mr. Powell served as a Senior Vice President and Director of E.F. Hutton & Co., where he served 18 years in various capacities. Mr. Powell also currently serves on the Boards of Directors of Bikers Dream, Inc., Tatham Offshore Corp., and Salem-Teikyo University.

Renn Zaphiropoulos became a director of the Company on March 25, 1998. Mr. Zaphiropoulos also serves as a director of Optical Coating Laboratories, Inc. and a director and consultant to a number of private, development stage high-tech firms. Mr. Zaphiropoulos is presently an Adjunct Professor of Business at Southern Utah University and is a frequent lecturer on a variety of management subjects at the University of California at Santa Clara, Harvard Business School, Columbia University and Stanford University. Mr. Zaphiropoulos is a pioneer in the development of the electrostatic writing techniques for the production of hard copy. In 1969 he co-founded Veratec which was merged into Xerox Corporation in December 1975.

John H. Gorman has served as Chief Financial Officer, Secretary and Treasurer of the Company since September, 1997. Prior to joining the Company, Mr. Gorman was Chief Financial Officer of NUKO Information Systems, based in San Jose, California. From 1992 to 1996, Mr. Gorman was Chief Financial Officer of BroadBand Technologies, based in Research Triangle Park, North Carolina. Mr. Gorman also serviced as Vice President and Corporate Controller of Telco Systems, Inc., of Norwood Massachusetts, and for thirteen years in various financial posts at ITT Corp. Mr. Gorman has more than twenty years of corporate finance and telecommunications industry experience.

PG Narayanan, Executive Vice President of Operations, joined the Company upon its acquisition of Cray Communications, Inc. ("Cray"). Mr. Narayanan has over eighteen years of data communications experience, especially in managing multi-site development teams, and developing and marking local and wide area networking products. From 1984 to 1996, Mr. Narayanan was a manager of Cray in several capacities, including manufacturing, purchasing, quality control, customer service, human resources, marketing, and research and development. Prior to joining Cray, Mr. Narayanan was a principal engineer for Racal Datacom. Mr. Narayanan holds Bachelor of Science and Master of Science degrees in electrical engineering from Northeastern University.

Ronald Mackey, Executive Vice President of Technology, joined the Company upon its acquisition of Distributed Systems International, Inc. ("DSI"). Mr. Mackey was a founder of DSI in 1990. As president of DSI, he helped develop the ANSI FDDI and FDDI-II standards and was key in the development of DSI's FDDI station management software (SMT++). Prior to founding DSI, Mr. Mackey designed and developed real-time distributed database systems for AT&T Bell Laboratories. Mr. Mackey holds a Bachelor of Science in computer science from the University of Missouri-Rolla and a Master of Science in computer science from the Georgia Institute of Technology.

Arthur Trakas, Executive Vice President of Worldwide Sales, is responsible for the Company's sales efforts directed to the OEM, carrier, VAR and government segments of the networking market. Mr. Trakas joined the Company upon its acquisition of Rockwell Network Systems ("RNS"), which he joined in 1991 as a regional sales manager. Mr. Trakas was named Director of Sales for RNS in August, 1995. Mr. Trakas has over fifteen years of sales and management experience, focused primarily on government customers through direct sales, government systems integrators, resellers and distributors. Prior to joining RNS, Mr. Trakas was a regional sales manager at Wang Federal.
Mr. Trakas holds a Bachelor of Science degree from Wheeling College.

Kelvin Y. O. Li, President of the Far East Division, joined the Company upon its acquisition of Builders Warehouse Association, Inc., where he had served as President of its subsidiary, Relialogic Technology Corporation ("RTC"), as the Chief Executive Officer of its subsidiary, Uni Precision Industrial, Ltd. Mr. Li was a founder of Relialogic Corporation and served as its president until its dissolution in May, 1994. Mr. Li has been a director of Co-Time Computer and Uni Precision Industrial, Ltd., in Hong Kong. From 1984 to 1989, Mr. Li worked as a sales engineering manager for Hong Kong Ryosan.


On April 10, 1998 other key employees of the Company were:

              Name                                 Position
              ----                                 --------
        Cornelius Peterson III      President Embedded Network Solutions
        James M. True               Vice President Marketing
        Christopher E. Sue          Vice President Finance
        E. Kirk McQuay              Vice President Operations
        Bassam Omar                 Business Manager, Transmission Products

Cornelius Peterson III, President, Network Print Server Division, joined the Company upon its acquisition of Digital Products, Inc. ("DPI"). Mr. Peterson had served as president and chief executive officer of DPI since founding the company in 1984. Prior to DPI, Mr. Peterson founded Distribution Management Systems, Inc., a supplier of distribution systems for Fortune 100 companies. The company was sold in the spring of 1987 to Cullinet Corporation. Mr. Peterson was also a founder of Softech, a leading supplier of computer language and software development and services. Mr. Peterson holds Bachelor of Science and Master of Science degrees from the Massachusetts Institute of Technology.

James M. True, Vice President of Marketing, joined the Company in 1996 upon its acquisition of Cray. He is responsible for corporate marketing, corporate communications and public relations in the Company. Mr. True has over twenty years experience in the communications industry. Prior to joining the Company he was the Director of Marketing for Cray. From 1989 through 1992, Mr. True was in charge of product marketing for the Local Area Networking and Network Management products at

Ascom Timplex. Mr. True's end-user background includes networking engineering for Dow Jones & Company, where he was responsible for a multimillion dollar terrestrial and satellite communications network. Mr. True also served eight years in the United States Navy where he received several awards for his contributions to the Department of Defense satellite operations and training facilities

Christopher E. Sue has been Vice President of Finance since September, 1997. From January 1996 to September 1997, he served as Chief Financial Officer of the company and from February, 1997 to September, 1997 as Secretary of the Company. He has served as Chief Financial Officer of Meret since December, 1995. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant.

E. Kirk McQuay, Vice President of Operations, joined the Company in May, 1993. He is responsible for the Company's manufacturing operations including materials control, production and quality assurance as well as the Company's technical support. Mr. McQuay has over twenty-five years of experience in the high technology industry. Prior to joining the Company, Mr. McQuay was Vice President and General Manager of the Computer Sciences Division of C3, Inc., a systems integrator for the Federal Government. Prior to his tenure at C3, Inc., Mr. McQuay held executive positions with Stardent Company, Inc. CGX, Inc., and Digital Equipment Corporation.

Bassam Omar, Business Manager of Transmission Products, joined the Company in February, 1997 as a Senior Product Manager for Video Routing and Distribution products. In August, 1997 Mr. Omar was named Director of Business Development for Transmission Products. In November, 1997 he became Business Manager. Mr. Omar has eleven years of technical management experience covering the areas of engineering, manufacturing and marketing. Mr. Omar holds a Bachelor of Science degree in electrical engineering and a Master of Business Administration from the University of Utah.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To the knowledge of the Company, all filing requirements under Section 16(a) in respect of the Company were complied within the year ended January 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

The information is incorporated herein by reference to the Company's definitive 1998 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated herein by reference to the Company's definitive 1998 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information is incorporated herein by reference to the Company's definitive 1998 Proxy Statement.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Exhibits and Consolidated Financial Statement Schedules

       1. Financial Statements: (see index to financial statements at page 38)

               Independent Certified Public Accountants' Reports

               Consolidated Balance Sheets at January 31, 1998 and 1997

               Consolidated Statements of Operations for the Years Ended
                     January 31, 1998 and 1997

               Consolidated Statement of Stockholders' Equity for the Years
                     Ended January 31, 1998 and 1997

               Consolidated Statements of Cash Flows for the Years Ended
                     January 31, 1998 and 1997

               Notes to Consolidated Financial Statements


        2.     Exhibits:

               2.     Stock Purchase Agreement dated as of June 1, 1996 between
                      Osicom and BWA (A)

               3.1    Restated Certificate of Incorporation dated June 14, 1988
                      (B)

               3.2    Amended and Restated By-Laws of Registrant (C)

               3.3    Series A Preferred Stock Certificate of Designation (D)

               3.4    Series B Preferred Stock Certificate of Designation (E)

               3.5    Series C Preferred Stock Certificate of Designation (E)

               3.6    Series D Preferred Stock Certificate of Designation (F)

               3.7    Series E Preferred Stock Certificate of Designation - (G)

               3.8    Series B Preferred Stock Certificate of Designation - (G)

               3.9 Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 - filed herewith

               3.10   Certificate of Amendment to the By-Laws dated January 30,
                      1998 - filed herewith

               4.1 Stock Option Agreement by and between the Registrant and United Jersey Bank dated as of February 28, 1991 (C)

               4.2    Incentive Stock Option Plan, as amended (H)

               4.3    1988 Stock Option Plan (I)

               4.4    1997 Incentive and Non-Qualified Stock Option Plan (J)

               4.5    1997 Directors Stock Option Plan (J)

               10.1   Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and
                      Modification dated January 31, 1996 (K)

               10.2   Acquisition Agreement of Dynair Electronics, Inc. dated June 8, 1995 (K)

               10.3   Acquisition Agreement of Rockwell Network Systems, Inc. dated January 31,
                      1996 (K)

               10.4   Acquisition Agreement of Digital Products, Inc. dated as of July 1, 1996 (L)

               10.5   Acquisition Agreement of Cray Communications, Inc. dated as of July 1, 1996
                      (M)

               10.7   Share Purchase Agreement of Asia Broadcasting and Communications Network,
                      Ltd. dated as of March 20, 1996 (N)

               10.8   Cooperation and Supply Agreement with Asia Broadcasting and Communications
                      Network, Ltd. dated as of March 21, 1997 (N)

               21     Subsidiaries of the Registrant - Page 37

               23.1   Consent of BDO Seidman LLP - Page 42

               23.2   Consent of Arthur Andersen & Co., L.L.P. - Page 43

               27     Financial data schedule - Page 44

               ----------------

               The foregoing are incorporated by reference from the Registrant's filings as indicated:

               A      Form S-4 dated September 6, 1996
               B      Form 10-QSB for the quarter ended April 30, 1996
               C      Form 10-K for the year ended January 31, 1993
               D      Form 10-K for the year ended January 31, 1993
               E      Form S-4 dated September 6, 1996
               F      Form S-3 dated February 25, 1997
               G      Form 10-KSB for the year ended January 31, 1997
               H      Proxy Statement dated August 18, 1989
               I      Proxy Statement dated May 13, 1988
               J      Proxy Statement dated November 21, 1997
               K      Form 10-KSB for year ended January 31, 1996
               L      Form 8-K dated September 12, 1996
               M      Form 8-K dated September 23, 1996
               N      Form 8-K dated April 10, 1997
               --------------------

               NOTE: Certain previously filed exhibits are not longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

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

                           -  Uni Precision Mould Limited

                           -  Uni Technology Limited

                   - PDP Acquisition Corp., a California corporation , (doing business as Pacific Data Products)

                   -   Sciteq Communications, Inc., a Nevada corporation


(b)   Reports on Form 8-K filed during the quarter ended January 31, 1998
      -------------------------------------------------------------------

      None

                            OSICOM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                ---------------
Independent Certified Public Accountants' Reports                                 F-1 to F-2

Consolidated Balance Sheets as of January 31, 1998 and 1997                           F-3

Consolidated Statements of Operations for the years ended
        January 31, 1998 and 1997                                                     F-4

Consolidated Statements of Shareholders' Equity for the years ended
        January 31, 1998 and 1997                                                 F-5 to F-6

Consolidated Statements of Cash Flows for the years ended
        January 31, 1998 and 1997                                                     F-7

Notes to Consolidated Financial Statements                                        F-8 to F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Osicom Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Osicom Technologies, Inc. (a New Jersey corporation) and subsidiaries (the "Company") as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a foreign subsidiary which statements reflect total assets of $35,533,000 as of January 31, 1998 and total revenues of $46,440,000 for the year then ended and total assets of $26,689,000 as of January 31, 1997 and total revenues of $50,692,000 for the ten months then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP
-----------------------
BDO Seidman LLP

Los Angeles, California
March 5, 1998

                          [ARTHUR ANDERSEN LETTERHEAD]



AUDITORS' REPORT TO THE SHAREHOLDERS OF
UNI PRECISION INDUSTRIAL LIMITED AND SUBSIDIARY
(Incorporated in Hong Kong with limited liability)


We have audited the accompanying balance sheet of Uni Precision Industrial Limited and Subsidiary (the "Group), incorporated in Hong Kong, as of January 31, 1997 and 1998 and the related statements of income, cash flows, and changes in shareholders' equity for the 10 months ended January 31, 1997 and for the year ended January 31, 1998, expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of January 31, 1997 and 1998, and the results of its operations and cash flows for the ten months ended January 31, 1997 and for the year ended January 31, 1998 in conformity with generally accepted accounting principles in the United States of America.


/s/ Arthur Andersen & Co.
-------------------------
ARTHUR ANDERSEN & CO.

Hong Kong,
March 4, 1998

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In thousands)
--------------------------------------------------------------------------------

                                                                                    January 31,
                                                                                 -------------------
                                                                                   1998      1997
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and equivalents                                                         $  1,912   $  4,055
    Restricted cash (Notes B and D)                                                 2,159      1,744
    Accounts receivable, net (Notes D and S)                                       19,286     19,090
    Inventory (Notes B, D, AND S)                                                  21,922     21,835
    Prepaid expenses and other current assets (Notes J and N)                       5,319      2,224
----------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                         50,598     48,948
----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Notes B, C, D and E)                                  17,008     15,417
----------------------------------------------------------------------------------------------------

OTHER ASSETS
    Purchased technology, net (Notes A and B)                                       2,138      7,588
    Excess of cost over net assets acquired, net (Notes A and B)                    6,743      1,464
    Capitalized software, net (Note B)                                              4,144      2,005
    Other assets (Note B)                                                           9,056      3,054
----------------------------------------------------------------------------------------------------

      TOTAL OTHER ASSETS                                                           22,081     14,111
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $ 89,687   $ 78,476
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt (Note D)                                                     $ 14,905     11,151
    Current maturities of long term debt (Note E)                                     742      1,492
    Accounts payable                                                               21,768     18,706
    Accrued liabilities                                                             4,628      5,029
    Other current liabilities (Note A)                                                913      2,737
    Income taxes payable                                                              339        235
----------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                    43,295     39,350
----------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations (Notes E and G)                        3,294      3,919
Deferred income taxes (Note L)                                                        378        299
Other liabilities                                                                      --         44
----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                            46,967     43,612
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes G and H)

Redeemable common stock (Note A)                                                       --      1,994

STOCKHOLDERS' EQUITY (Note I)
    Preferred stock, $.01 par value; cumulative dividends; liquidation
      preference $8,532 including accumulated dividends                                 1          1
    Common stock, $.10 par value; 50,000 shares authorized; 20,687 shares issued
      20,677 shares outstanding at January 31, 1998; 10,978 shares issued and
      10,975 shares outstanding at January 31, 1997                                 2,069      1,098
    Additional paid-in capital                                                     74,003     49,246
    Accumulated deficit                                                           (33,331)   (17,297)
    Treasury stock, 10 shares and 3 shares at January 31, 1998 and 1997,
      respectively, at cost                                                           (22)      (178)
----------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                   42,720     32,870
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 89,687   $ 78,476
====================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                           Year Ended January 31,
                                                                           ----------------------
                                                                                1998       1997
-------------------------------------------------------------------------------------------------
NET SALES                                                                     $119,049   $115,912

COST OF SALES                                                                   81,906     82,751

-------------------------------------------------------------------------------------------------
      GROSS PROFIT                                                              37,143     33,161
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Selling and marketing                                                       17,601     14,052
    Engineering, research and development                                        7,172      6,129
    General and administrative                                                  15,128     11,150
    Purchased in-process research and development (Note A)                          --     13,653
    Other operating expenses (Note A)                                           11,885      1,794
-------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                                  51,786     46,778
-------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                  (14,643)   (13,617)
-------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
    Investment income                                                              490        418
    Interest expense                                                            (2,101)    (2,360)
    Gain (loss) on disposal of assets                                              422         --
    Other income                                                                    44        132
-------------------------------------------------------------------------------------------------
      TOTAL OTHER INCOME (CHARGES)                                              (1,145)    (1,810)
-------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                       (15,788)   (15,427)

PROVISION FOR INCOME TAXES (Note L)                                                246        182
-------------------------------------------------------------------------------------------------

NET LOSS                                                                      $(16,034)  $(15,609)
=================================================================================================

NET LOSS PER COMMON SHARE (Note M)

    ACCRUED UNDECLARED PREFERRED DIVIDENDS                                         150        150

NET LOSS APPLICABLE TO COMMON SHARES                                          $(16,184)  $(15,759)
=================================================================================================

    BASIC
      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING  (RESTATED, IN THOUSANDS)                                  14,962      8,015

      NET INCOME (LOSS) PER COMMON SHARE:                                     $  (1.08)  $  (1.97)
=================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1998

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
--------------------------------------------------------------------------------

                                 COMMON            PREFERRED      ADDITIONAL                      TREASURY          TOTAL
                                  STOCK              STOCK         PAID IN      ACCUMULATED         STOCK        STOCKHOLDERS'
                             Shares   Amount    Shares   Amount    CAPITAL        DEFICIT      Shares   Amount      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance at
   January 31, 1997          10,978   $ 1,098      42    $ 1       $ 49,246       $(17,297)       3     $(178)      $ 32,870

Common stock placements,
   net (Note J)               2,857       286                         6,694                                            6,980

Preferred stock placements,
   net (Note I)                                     8      1          6,174                                            6,175

Preferred stock conversions
   and assigned calls, net
   (Note I)                   4,387       439     (44)    (1)          (438)                                             --

Stock option exercises           68         7                            72                                               79

Stock issued in connection
   with acquisitions
   (Note A)                   1,119       112                         4,678                                            4,790

Stock issued in connection
   with investments
   (Note J)                     817        82                         7,358                                            7,440

Expenses paid with stock
   issuances (Note J)           321        31                           572                                              603

Stock issued for debt           138        14                           355                                              369

Costs attributed to
   stock issuances                                                     (199)                                            (199)

Cashless warrant exercises
   (Note J)                       5         1                        (2,326)                                          (2,325)

Common shares subject to
   cash put by holders at
   January 31, 1997 (Note A)                                          1,994                                            1,994

Treasury stock purchases                                                                         10       (22)           (22)

Treasury stock
   cancelation                   (3)      (1)                          (177)                     (3)      178             --

Net loss                                                                           (16,034)                          (16,034)

----------------------------------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1998          20,687  $ 2,069        6    $ 1       $ 74,003       $(33,331)      10     $ (22)      $ 42,720
============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1997

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
--------------------------------------------------------------------------------

                                 COMMON            PREFERRED      ADDITIONAL                      TREASURY          TOTAL
                                  STOCK              STOCK         PAID IN      ACCUMULATED         STOCK        STOCKHOLDERS'
                             Shares   Amount    Shares   Amount    CAPITAL        DEFICIT      Shares   Amount      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance at
   January 31, 1996           5,673   $  567        3    $ 1        $ 5,975       $ (1,688)       3     $(178)      $  4,677

Preferred stock placements,
   net (Note I)                                   233      2         21,107                                           21,109

Preferred stock conversions
   and assigned calls, net
   (Note I)                   2,058      206     (198)    (2)          (209)                                              (5)

Stock option exercises          262       26                            381                                              407

Debenture conversions
   (Note F)                   2,187      219                         16,216                                           16,435

Stock issued in connection
   with acquisitions
   (Note A)                     773       77        3     --          5,975                                            6,052

Expenses paid with stock
   issuances (Note J)             5        1                             47                                               48

Stock issued for debt            13        1        7     --          8,037                                            8,038

Preferred stock redemption                         (6)    --         (6,269)                                          (6,269)

Costs attributed to
   stock issuances                6        1                            (20)                                             (19)

Common shares subject to
   cash put by holders
   (Note A)                                                          (1,994)                                          (1,994)

Fractional shares                 1       --                            --                                               --

Net loss                                                                           (15,609)                          (15,609)

----------------------------------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1997          10,978   $1,098       42    $ 1        $49,246       $(17,297)       3     $(178)      $ 32,870
============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                  Year Ended January 31,
                                                                                  ----------------------
                                                                                     1998       1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                      $(16,034)    $(15,609)
-------------------------------------------------------------------------------------------------------

    Adjustments to reconcile net loss to net cash used in operating activities:
          Intangible assets valuation allowances (Notes A and B)                     8,530          --
          Purchased research and development (Note A)                                  --        12,320
          Depreciation and amortization                                              4,058        2,893
          Accounts receivable and inventory reserves                                (1,921)         961
          Account and note receivable recoveries                                       157          --
          Expenses paid through issuances of securities                                214          239
          Debt issuance costs reducing proceeds recorded as interest expense           --           582
          Gain on disposals of fixed assets                                           (422)         --
          Unrealized losses (gains) in investment securities                           --          (101)
          Other expenses not requiring use of cash                                     --           214
       Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
             (Increase) decrease in restricted cash                                   (415)       1,746
             (Increase) decrease in accounts receivable                                 62       (2,942)
             (Increase) decrease in inventories                                      1,576         (273)
             (Increase) decrease in other current assets                            (1,391)         173
             Increase (decrease) in accounts payable                                 3,062          (64)
             Decrease in accrued expenses                                             (238)      (1,969)
             Increase in other current liabilities                                     359          145
-------------------------------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                                        (2,403)      (1,685)
-------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (6,535)      (6,357)
    Software development costs (Note B)                                             (4,131)      (3,083)
    Proceeds from disposal of fixed assets                                             729          --
    Purchase of other assets (Note A)                                                   44       (1,079)
    Cash outlays for acquired companies in excess of cash acquired (Note A)            (14)     (15,792)
    Other receivables (Notes J and N)                                               (2,000)        (591)
-------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                       (11,907)     (26,902)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock (Note I)                   6,175       21,109
    Proceeds from issuances of common stock (Note J)                                 8,259          --
    Proceeds from issuance of convertible debentures (Note F)                          --        16,831
    Redemption of preferred stock (Note I)                                             --        (6,269)
    Proceeds from issuance of short-term debt, net of repayments (Note D)            3,754         (983)
    Proceeds from long-term debt (Note E)                                              126        3,275
    Repayment of long-term debt (Note E)                                            (1,147)      (2,549)
    Debt issued in acquisitions net of payments (Note A)                            (3,279)         --
    Repayment of liability due on cashless warrant exercise (Note J)                (1,567)         --
    Proceeds from stock option exercises (Note K)                                       51          308
    Treasury stock purchases                                                           (22)         --
    Other                                                                             (183)          10
-------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    12,167       31,732
-------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                               (2,143)       3,145

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                      4,055         910
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD                                          $ 1,912     $ 4,055
=======================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. The Company's products are deployed in telephone companies, Internet Service Providers and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. The Company operates in one business segment, with facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, Naperville, Illinois, San Diego, California and China. The Company markets and sells its products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

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


A.   THE COMPANY, BASIS OF PRESENTATION AND ACQUISITIONS

     The Company, incorporated in New Jersey on July 7, 1981, operates as a holding company for its various subsidiaries, more fully described below. The companies and assets acquired have been integrated in accordance with product lines: Transmission products, Network Access products, and Embedded Networking Solution products, and in accordance with function: Research and Development, Sales, Marketing and Manufacturing; all of which are currently doing business as Osicom Technologies. For reference purposes acquisitions have been identified by legal entity, which is not indicative of the organizational integration of the operations of the Company.

     ROCKWELL NETWORK SYSTEMS -- On January 31, 1996, Meret Communications, Inc. ("Meret"), a wholly owned subsidiary, acquired all the assets and assumed certain specified liabilities of Rockwell Network Systems ("RNS") from Rockwell International Corporation ("Seller") for approximately $11,000 in cash and notes in a transaction accounted for as a purchase. In addition, $593 in finders fees and fees for providing collateral for the notes issued, was paid with a combination of cash and stock. RNS provides high-speed LAN solutions and connections to the extended workgroups and servers in high growth networking (FDDI, Fast Ethernet) markets. In addition, RNS is a leading supplier of remote access router-based technologies for connections to network backbones via public switch facilities (ISDN and analog modems).

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

     DIGITAL PRODUCTS, INC. -- In September 1996, the Company acquired Digital Products, Inc. ("DPI") through a merger with a newly-formed subsidiary DPI Acquisition Corp. for the Company's common stock valued at $5,000 less agreed upon merger expenses of DPI and DPI stock option repurchases. 333,680 shares of common stock and options granted to employees to acquire 46,851 of the Company's common stock were issued in this transaction. In addition, a new $3,000 line of credit with a lender provided funds to repay approximately $1,300

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

owed to the previous lender and provide additional working capital. DPI produces and markets to original equipment manufacturers of printers, distributors and end-users a line of multi-function networking products that provide system, board, and chip level integrated solutions for local area networks and remote access. The Company incurred additional costs in connection with the acquisition of DPI of $111, of which $83 was paid through the issuance of common shares; (See Note J). The acquisition was accounted for as a pooling of interests which requires the inclusion of the results of operations of DPI for all periods presented herein.

     CRAY COMMUNICATIONS, INC. -- Effective June 30, 1996, the Company acquired in a transaction accounted for as a purchase, 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11,000 in cash plus preferred stock of the Company valued at $2,068. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with intelligent products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption. The Company incurred additional costs in connection with the purchase of Cray of $432, of which $175 was paid through the issuance of common shares. (See Note J). As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $6,877. The acquisition was accounted for as a purchase which requires the inclusion of the results of operations of Cray from the date acquired.

     During the quarter ended July 31, 1997, Cray recorded a reduction to the net book value of purchased technology of $3,750 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as an other operating expense.

     DISTRIBUTED SYSTEMS INTERNATIONAL, INC. -- In November 1996, the Company acquired Distributed Systems International, Inc. ("DSI") for the Company's common stock valued at $1,250. 222,684 shares of common stock were issued in this transaction. DSI produces and markets FDDI workgroup hub technology (software and hardware) and the Company acquired DSI to start design of workgroup ethernet switches with a variety of uplink connections including gigabit ethernet backbone connections. The acquisition was accounted for as a pooling of interests which requires the inclusion of the results of operations of DSI for all periods presented herein.

     BUILDERS WAREHOUSE ASSOCIATION, INC. -- In September 1996, the Company acquired all of Builder's Warehouse Association, Inc.'s ("BW") subsidiaries and receivables, which constituted substantially all of its assets, and assumed the obligations under convertible securities then outstanding, through the issuance of .94 common shares for each currently outstanding share of BW; this transaction resulted in the issuance of 4,879,806 shares. All share amounts for BW transactions have been restated to reflect the .94 share of Osicom received for each share of BW. The acquisition was an acquisition of a company under common control accounted for similar to a pooling of interests which requires the inclusion of the results of operations of BW for all periods presented herein and required BW to changed its year end to that of the Company.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     UNI PRECISION INDUSTRIAL LIMITED -- On April 1, 1996, the Company acquired 100% of the common stock of Uni Precision Industrial Limited ("FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the provision to the Company of audited financial statements as of the acquisition date. An additional payment of $5,150 was made 12 months from closing based upon FED having achieved net income after tax of $3,500 during the 12-month period ending March 31, 1997. In lieu of cash the former shareholders of Uni received 996,085 shares of the Company's common stock with protection against declines in value of these shares through September 1997; the Company is required to issue shares valued at $485 in full satisfaction of the price protection guarantee. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares. (See Note J). The acquisition was accounted for as a purchase which requires the inclusion of the results of operations of FED from the date acquired.

     SCITEQ ELECTRONICS, INC. -- On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired 100% of Sciteq Electronics, Inc., for $600 in cash, plus stock and below-market stock options of the Company valued at $2,400. An additional payment in stock of the Company valued at $2,000 will be made 12 months from closing subject to pro rata adjustment based upon Sciteq achieving pre-tax net income of $750 during the 12 month period ending December 31, 1996; this liability is included in accrued liabilities at January 31, 1997. The Company incurred additional costs in connection with the purchase of Sciteq of $429, of which $332 was paid through the issuance of common shares. As a result of the Sciteq acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $1,798. The acquisition was accounted for as a purchase which requires the inclusion of the results of operations of Sciteq from the date acquired.

     The former shareholders of Sciteq and option holders who have exercised their options had the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. 102,136 shares of the 159,148 shares issued at closing were put to the Company during the notice period; the $1,994 value assigned to the 159,148 shares issued at closing was reclassified as redeemable common stock at January 31, 1997. The aggregate repayment to the former shareholders and option holders of Sciteq of $3,279 is included in financing activities for the year ended January 31, 1998. (See Note J).

     PACIFIC DATA PRODUCTS, INC. -- On May 24, 1996, the Company, through its newly-created, wholly owned subsidiary PDP Acquisition Corp. ("PDPA"), acquired substantially all of the assets of Pacific Data Products, Inc. ("PDP"). The Company paid $273 in cash and assumed PDP's bank indebtedness of approximately $2,400 in return for substantially all of PDP's assets, including cash, accounts receivable, inventory, fixed assets and intangibles including patents, trademarks, copyrights, in-process software development and certain specified agreements. The Company incurred additional costs in connection with the purchase of PDP's assets of $123 of which $121 was paid through the issuance of common shares. (See Note J). As a result of the asset acquisition by PDPA the Company recorded a one-time charge to earnings for purchased in-process software development costs of $1,539.

     During the quarter ended July 31, 1997, PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as an other operating expense.

     PDPA entered into an agreement with Coast Business Credit ("Coast") for a $5,000 credit facility secured by all of PDPA's newly-acquired assets. The Company provided a $500 infusion of working capital to PDPA, as well as a limited guarantee of $750 to effectuate the Coast credit facility. In January 1997, the Company issued

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1,000 shares of Series B preferred stock in full satisfaction of the then outstanding loan to PDPA and the line of credit was terminated. (See Note I).


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The balance sheets and the consolidated statement of operations for the year ended January 31, 1998 reflects the accounts of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, DPI, Cray, DSI, Relialogic Technology Corporation ("RTC"), R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statement of operations for the year ended January 31, 1997 include the results of operations of Osicom, Meret, including its RNS division, DPI, DSI, BW, RTC and Rnet for the periods presented, Cray from June 30, 1996, FED from April 1, 1996, Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note A). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually and collectively as the "Company".

     USE OF ESTIMATES -- The financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS -- All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased.

     RESTRICTED CASH -- Restricted cash represents collateral related to FED's credit facilities as more fully described in Note D.

     ACCOUNTS AND NOTES RECEIVABLE -- In the normal course of business, the Company extends unsecured credit to its customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company generally does not require collateral from its customers.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     INVENTORY -- Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market.

     Inventories at January 31, 1998 and 1997 consist of:

                                                        1998          1997
                                                      --------      --------
               Raw material                           $ 17,470      $ 15,924
               Work in process                           6,045         5,064
               Spare parts                                 432           678
               Finished goods                            2,859         6,717
                                                      --------      --------
                                                        26,806        28,383
               Less: Valuation reserve                   4,884         6,548
                                                      --------      --------
                                                      $ 21,922      $ 21,835
                                                      ========      ========


     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Except for financial instruments issued in conjunction with related party transactions management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value. It is not practicable to estimate the fair value of related party notes payable or notes receivable of the Company due to their related party nature.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Useful lives for property and equipment range from 3 to 15 years. Depreciation of land improvements and buildings is computed using the straight-line method over 39 years.

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

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its nets book value. Impairment losses, if any, are recorded currently.

     SOFTWARE DEVELOPMENT -- Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 1998 and 1997 was $454 and $360, respectively, over 3 to 7 years. Accumulated amortization was $220 and $1,224 as of January 31, 1998 and 1997, respectively.

     The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. During the quarter ended July 31,

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1997, the Company recorded a reduction to the net book value of its capitalized software development costs of $2,719 to reflect the decline in the net realizable value of these assets as the result of changing market conditions. This reduction has been recorded as an other operating expense.

     PURCHASED TECHNOLOGY -- Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $477 and $472 at January 31, 1998 and 1997, respectively. In-process research and development purchased by the Company is expensed at the date of purchase.

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

     EXCESS OF COST OVER NET ASSETS ACQUIRED -- Excess of cost over net assets acquired is being amortized over 7 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC and FED. Cost and accumulated amortization at January 31, 1998 were $7,235 and $492, respectively and $1,688 and $224, respectively, at January 31, 1997. The Company assess the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured primarily based on projected discounted future operating cash flows using a discount rate commensurate with the Company's cost of capital.

     NEGATIVE GOODWILL -- Negative goodwill has been amortized on a straight-line basis over three years. Amortization of $0 and $315 has been included in other operating expenses for the years ended January 31, 1998 and 1997, respectively.

     OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) -- Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); as a result of changing market conditions PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset and there is no remaining cost after this reduction. This reduction has been recorded as an other operating expense.

     OTHER INVESTMENTS -- Other investments include non-marketable securities held in other companies including Asia Broadcasting Communications Network, Ltd. (see Note J) and an investment in a joint venture net of an allowance for permanent impairment of value included in noncurrent other assets.

     REVENUE RECOGNITION -- The Company generally recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     INCOME TAXES -- Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 1998 the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in China. (See Note L).

     ADVERTISING -- The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

     INCOME AND LOSS PER COMMON SHARE -- In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective for financial statements issued for period ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note M). This statement also requires restatement of all prior-period EPS data presented. The adoption had no effect on the calculation of EPS. Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 1998 and 1997 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 2 for 1 stock split effective February 12, 1996.

     FOREIGN CURRENCY TRANSLATION -- Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the year ended January 31, 1998 and ten months ended January 31, 1997 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments would have been included as a separate component of stockholders' equity had such adjustments been material. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

     COMPARATIVE AMOUNTS -- Certain of the expenses for the year ended January 31, 1997 have been reclassified to conform to the current year's presentation. (See Note U).

     STOCK-BASED COMPENSATION -- The Company has adopted SFAS No. 123, "Stock-Based Compensation" as of February 1, 1996. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note K).

     CAPITAL STRUCTURE -- SFAS No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement issued for periods ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no effect on the Company's financial position or results of operations.

     COMPREHENSIVE INCOME -- SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on the Company's financial position or results of operations.

     SEGMENT REPORTING -- SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

     PENSIONS OF POSTRETIREMENT BENEFITS -- SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements with fiscal years ending beginning after December 15, 1997; earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

C.   PROPERTY AND EQUIPMENT

     Property and equipment of the Company consisted of the following components as of January 31, 1998 and 1997:

                                                                     1998            1997
               Manufacturing, engineering and plant equipment
                   and software                                     $ 27,400      $ 25,996
               Office furniture and fixtures                           6,625         5,471
               Land and building                                       5,179         4,371
               Automobiles                                               175           173
               Leasehold and building improvements                     2,833           852
                                                                    --------      --------
                 Total property and equipment                         42,212        36,863
               Less: Accumulated depreciation                        (25,204)      (21,446)
                                                                    --------      --------
                 Net book value                                     $ 17,008      $ 15,417
                                                                    ========      ========


D.   SHORT TERM DEBT

     Short term debt at January 31, 1998 and 1997 consisted of the following:

                                                                                       1998          1997
               Floating interest rate loan (2.5% over Coast's prime rate)
                 secured by all the tangible assets of Meret; weighted average
                 interest rate for the year ended January 31, 1998 was 15.8%         $  1,571      $  2,912
               Floating interest rate loan (2.5% over Coast's prime rate)
                 secured by all the tangible assets of Cray; weighted average
                 interest rate for the year ended January 31, 1998 was 12.6%            5,027         2,487
               Floating interest rate loan (2.5% over Coast's prime rate)
                 secured by all the tangible assets of DPI; weighted average
                 interest rate for the year ended January 31, 1998 was 11.8%            2,987         2,696
               Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
                 rate for the year ended January 31, 1998 was 9.2%                      5,101         2,669
               Floating interest rate loan (1% over bank's base lending rate)
                 secured by accounts receivable and a director's personal
                 guarantee; weighted average interest rate for the year ended
                 January 31, 1998 was 11.2%                                               219           387
                                                                                     --------      --------
                                                                                     $ 14,905      $ 11,151
                                                                                     ========      ========


     On January 31, 1996, the Company's wholly owned subsidiary, Meret, increased its then $5,000 line of credit from Coast Business Credit ("Coast") to $8,000; the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at January 31, 1998). In addition, the Company issued to Coast three year warrants to purchase shares of its common stock at the respective market prices at funding: 10,000

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

shares of its common stock at $3.34 per share expiring June 11, 1998 and 40,000 shares of its common stock at $5.31 per share expiring January 31, 1999. Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement remains in effect until February 1, 1999 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. Additionally, the agreements provide for term loans more fully described in Note E. Meret paid Coast a $30 origination fee and the quarterly facility fee was increased to $4. The interest rate on the Meret line of credit remained unchanged at 11.0% for the year ended January 31, 1998. The highest amount outstanding was $3,070 and $3,606 during the years ended January 31, 1998 and 1997, respectively. The average amount outstanding was $1,579 and $2,491 during the years ended January 31, 1998 and 1997, respectively.

     On October 2, 1996 the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained unchanged at 11% during the year ended January 31, 1998. The proceeds from this line of credit were used to replace, in part, the line of credit outstanding at the acquisition of Cray. The highest and average amounts outstanding were $5,027 and $4,057 during the year ended January 31, 1998. The highest and average amount and average amounts outstanding were $2,776 and $2,341 during the period ended January 31, 1997, respectively.

     On October 11, 1996 the Company's wholly owned subsidiary, DPI, obtained a $3,000 line of credit from Coast which was increased to $5,000 subsequent to January 31, 1998. The line of credit is collateralized by substantially all the assets of DPI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit remained unchanged at 11% during the year ended January 31, 1998. The proceeds of this loan were used to repay the line of credit outstanding at the acquisition of DPI under which the interest rate was 4% over the lender's prime rate. The highest and average amounts outstanding were $2,987 and $2,298 during the year ended January 31, 1998. The highest amount and average amounts outstanding were $2,779 and $2,562 during the period ended January 31, 1997, respectively.

     At January 31, 1998 FED's had outstanding short term bank borrowings under its $10.3 million banking facilities from various banks of $5,101. Unused facilities as of the same date amounted to approximately $1,267. These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note C), a pledge of FED's $2,159 fixed bank deposits, liens on FED's inventories released under trust receipt loans, and a personal guarantee by a former shareholder and present director of FED. The highest and average amounts outstanding were $5,250 and $3,620 during the year ended January 31, 1998. The maximum and average amounts outstanding during the period ended January 31, 1997 were approximately $8,000 and $6,900, respectively.

     At January 31, 1998, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $219. The agreement provides for interest at 1% above the bank's base lending rate, which was 9.5%, at January 31, 1998. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest amount outstanding was $387 and $512 during the years ended January 31, 1998 and 1997, respectively. The average amount outstanding was $325 and $511 during the years ended January 31, 1998 and 1997, respectively.

     In connection with the acquisition of PDP's assets, the Company assumed approximately $2,400 in debt to Coast Business Credit ("Coast"), an asset based lender. The debt was collateralized by inventories, accounts receivable, property, plant and equipment with a book value of approximately $1,500 and a limited guarantee by

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

the Company of $750. At January 15, 1997 the Company issued 1,000 shares of its convertible Series B Preferred stock valued at $1,656 in full satisfaction of the then outstanding loan balance of $2,118. Due to costs incurred associated with this transaction, no gain on debt restructuring has been recorded by the Company.

     The Company is in compliance with its debt covenants at January 31, 1998.


E.   LONG TERM DEBT

     Long term debt at January 31, 1998 and 1997 consisted of the following:

                                                                                          1998         1997
               Variable rate 8 year mortgage (1% over lender's prime
                 rate); interest rate at January 31, 1998 was 9.75%                     $  778       $  902
                Variable rate 10 year mortgage (1% over lender's prime
                 rate); interest rate at January 31, 1998 was 9.75%                        595          639
               Variable rate 30 year mortgage note payable (5.5% over
                 LIBOR rate); interest rate at January 31, 1998 was 11.4%                1,313        1,289
               Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
                 interest rate for year ended January 31, 1998 was 11.0%                   324          785
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (3% over prime rate); interest rate
                 at January 31, 1997 was 11.25%                                            --            31
               Floating interest rate notes payable to shareholder (former shareholders of DPI) (4% over prime rate); interest rate
                 at January 31, 1997 was 12.25%                                            --           118
               5.5% term note payable to shareholder (former shareholder
                 and present officer of DPI);                                              --           364
               Debentures payable (See Note F)                                             410          410
               Obligations under finance leases (See Note G)                               616          873
                                                                                        ------       ------
                                                                                         4,036        5,411
               Less: Current portion                                                       742        1,492
                                                                                        ------       ------
                                                                                        $3,294       $3,919
                                                                                        ======       ======


     On April 1, 1996, FED purchased a four thousand square office condominium in Hong Kong for $1,771 in cash and two mortgages. Eight and ten year mortgage agreements in the amount of $996 and $770, respectively, had an initial interest rate of 9.5%. Combined monthly principal payments are $14 per month; interest at 1% over the lenders prime rate is due monthly. Net book value of the property securing these mortgages was $3,305 and $2,099 at January 31, 1998 and 1997, respectively.

     On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. The interest rate at January 31, 1998 was 11.4%. Net book value of the property securing this mortgage was $1,702 and $1,777 at January 31, 1998 and 1997, respectively.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     In addition, Meret has two terms loans outstanding with original amounts of $915 and $480, on December 4, 1995 and January 31, 1996, respectively, which are collateralized by machinery and equipment. Combined monthly principal payments are $39 per month; interest at 2.5% over Coast's prime rate is due monthly. Net book value of the machinery and equipment pledged for these loans was $1,116 and $1,069 at January 31, 1998 and 1997, respectively.

     DPI had various notes payable to certain of its former shareholders which were due December 1997 with interest only payable monthly. The noteholder received 138,067 shares of the Company's common stock in satisfaction of principal and accrued interest of $369 during October and December 1997.

     Long term debt including capitalized leases at January 31, 1998 is payable by year as follows:

               1999                                  $   742
               2000                                      421
               2001                                      312
               2002                                      193
               2003                                      200
               2004 and later                          1,758
                                                       -----
                                                     $ 3,626
                                                       =====


F.   DEBENTURES PAYABLE

     At January 31, 1998, $410 of debentures, with a $550 face amount, were outstanding. During the year ended January 31, 1997, the Company received net proceeds of $16.8 million from the private placement of convertible debentures to unaffiliated parties. The Company has issued 2,190,018 shares of its common stock in conversions of these securities and accrued interest thereon. The Company has the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bear interest at 8% beginning specified periods after date of issue which is payable in common shares of the Company. The debentures are convertible into common shares of the Company at a maximum of $18.00 per share or at the average closing price as reported by Nasdaq for the five preceding business days. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

G.   LEASES AND OTHER COMMITMENTS

     Rental expense under operating leases was $2,079 and $2,177 for the years ended January 31, 1998 and 1997, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 1998:

                                                                Capital     Operating
                                                                Leases        Leases
                                                                -------     ---------
               1999                                                $303      $2,073
               2000                                                 265       1,638
               2001                                                 129         920
               2002                                                 --          279
               2003                                                 --          --
                                                                   ----      ------
                                                                    697      $4,910
                                                                             ======
               Less: Amount representing interest                   (81)
                                                                   ----
               Present value of minimum annual rentals             $616
                                                                   ====


     The net book value of equipment under capital leases was $862 and $1,038 at January 31, 1998 and 1997, respectively.

     As of January 31, 1998, FED, had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $1,850.

     Under the terms of the purchase agreement for Dynair, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisitions date. As of January 31, 1998, no liability related to this additional consideration has been incurred as the target net revenues have not been met.

     One officer and former shareholder of Sciteq has a three year employment contract ending May 31, 1999 under which Sciteq is obligated to make payments of $110 per year. The Company has the right to terminate this contract for cause.

     Two employees and former shareholders of DSI have three year employment contracts ending October 23, 1999 under which DSI is obligated to make payments of $90 per year to each employee; additionally, each employee is entitled to receive a $50 bonus, payable in cash or stock at the Company's option, at the end of the contract term if still employed at DSI. The Company has the right to terminate these contracts for cause.

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

H.   LITIGATION

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


I.   STOCKHOLDERS' EQUITY

     The Company is authorized to issue the following shares of stock:

          50,000,000 shares of Common Stock ($.10 par value)
          2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:
                  2,500 shares of Preferred Stock, Series A
                  1,000 shares of Preferred Stock, Series B
                  10,000 shares of Preferred Stock, Series C
                  3,000 shares of Preferred Stock, Series D
                  1,000,000 shares of Preferred Stock, Series E

     The Company has outstanding the following shares of preferred stock:

                                    Shares            Par     Liquidation
                                  Outstanding        Value    Preference
                                  -----------        -----    -----------
     Series A                        2,500           $ 1        $2,500
     Accrued, unpaid dividends                                     813
     Series B                        1,000            --         2,366
     Series D                        2,853            --         2,853
                                    ------            --        ------
                                     6,353           $ 1        $8,532
                                    ======           ===        ======


     The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $67.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At January 31, 1998, there was $813 of cumulative preferred stock dividends.

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

     In July 1996, the Company issued 10,000 shares of Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred stock in exchange for convertible securities previously outstanding. The Series C preferred stock bears a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock is convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. Any shares of Series C preferred stock unconverted as of December 30, 1999 are subject to mandatory conversion at the then market value as of that date. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 2,021,845 shares of the Company's common stock have been issued in conversions of these securities of which 1,328,660 were issued during the year ended January 31, 1998.

     As of June 1996, the Company issued 2,853 shares of Series D preferred stock, valued at $2,068, with a $.01 par value and a $1 liquidation value in connection with its acquisition of Cray; the Company has the right to redeem the shares prior to conversion at 100% of conversion value. Holders of the Series D preferred stock are not entitled to vote and the shares bear no dividends. Each share of Series D preferred stock is convertible into common shares at the then market value. The shares are being held in escrow pending resolution of acquisition contingencies.

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

     An aggregate of 3,470,696 shares of the Company's common stock have been issued in conversions of the Series E preferred stock of which 2,931,035 were issued during the year ended January 31, 1998.

     In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

convert the shares, which varies from 40 to 90 days. An aggregate of 952,170 shares of the Company's common stock have been issued in conversions of the BW Series B preferred stock of which 127,460 were issued during the year ended January 31, 1998.

     In connection with the acquisition of BW, the Company has assumed the obligations, including conversions, for the Series B preferred shares.


J.   OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

     STOCK SPLIT -- In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of this change was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

     PRIVATE PLACEMENTS -- During the year ended January 31, 1998, the Company issued 824,093 common shares and warrants to acquire 782,888 common shares at $7.50 per share expiring three years from issue receiving net proceeds of $5,528. The holders have the right to request additional shares ("price adjustment shares") to be issued by the Company to the extent that the five day average trading price of the shares issued in these transactions is below $7.50 per share at the time of the request; such request may be made only once with respect to the original shares which have been held continuously by the holder from the original issue date. In the event a price adjustment is requested the related warrant exercise price is adjusted to the lesser of $7.50 or 125% of the market value used for purposes of calculating the price adjustment shares. Holders of all shares requested reset shares and an additional 914,442 shares were issued. The exercise price of warrants to acquire 782,888 common shares were reduced to a range of $3.09 to $4.88 per share all of which were exercised during December 1997 and January 1998 receiving net proceeds of $1,707. In addition, the Company issued 437,630 common shares receiving net proceeds of $1,024 during October 1997.

     BW LITIGATION SETTLEMENT -- In October and November 1997, the Company issued 234,146 common shares valued at $528 and a cash payment of $72 in settlement of a lawsuit. The agreement allows Osicom to assert the claims brought by the plaintiff against the original defendants in the action.

     ABCN INVESTMENT -- Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.7%) of ABCN, at a purchase price of $1.45 per share, in exchange for 674,419 shares of the Company's common stock valued at $7,250 and an option to acquire an additional 5,000,000 shares at $1.45 per share. The Company issued 121,601 additional common shares to ABCN during August 1997 as the market value of the 674,419 shares on the date the shares were registered was less than $5,000. The Company incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 3% over prime rate due upon demand; accrued and unpaid interest at January 31, 1998 totaled $221.

     CRAY ACQUISITION -- In the acquisition described in Note A, the Company issued 26,000 shares of common stock valued at $175 in payment of costs incurred in connection with the transaction

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     DPI ACQUISITION -- In the acquisition described in Note A, the Company issued 363,356 shares of its common stock to the holders of DPI's outstanding common stock. In addition, the Company issued 14,000 shares of its common stock valued at $83 in payment of costs incurred in connection with the transaction.

     SCITEQ ACQUISITION -- As described in Note A, BW issued 159,148 shares of common stock to the holders of Sciteq's outstanding common stock and 54,755 shares of common stock in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 56,594 shares of common stock at $5.34 per share. The earn-out contingency in connection with the Sciteq acquisition required the Company to issue 137,683 additional shares and 48,960 additional options valued at $2,000 to the former shareholders of Sciteq. This liability was satisfied in cash and the additional shares and options were issued in connection with the private placements of common stock described above.

     FED ACQUISITION -- In connection with the Company's acquisition of FED on March 31, 1996 BW issued 133,480 shares of its common stock valued at $809 in payment of costs incurred in connection with the transaction to two officers of RTC. (See Note A).

     PDP ACQUISITION -- In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the BW issued 16,168 shares of its common stock valued at $121 in payment of costs incurred in connection with the transaction to a director. (See Note A).

        WARRANTS -- In connection with the placements of convertible debentures the Company issued warrants to purchase 96,056 shares at prices ranging from $8.125 to $14.36 which expire at various dates through May 30, 1998 of which 51,959 expired unexercised during the year ended January 31, 1998. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

     In connection with the placements of convertible preferred stock the Company issued warrants to purchase 367,994 shares at prices ranging from $8.00 to $18.00 which expire at various dates through July 15, 1998 of which 166,667 expired unexercised during the year ended January 31, 1998 and 75,000 shares at $8.00 which expire March 5, 1999. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the years ended January 31, 1998 and 1997.

     In addition, warrants to purchase 252,348 shares at prices ranging from $3.34 to $5.31 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. 100,000 warrants, exercisable at $4.00 per share through December 31, 2002, may be redeemed by the Company for $1,000. 558,414 warrants exercisable at $5.638 held by entities controlled by an officer and a former director, 27,971 warrants exercisable at $5.638 and 50,000 warrants exercisable at $4.125 were exercised during May, 1997 in "cashless" transactions. Of the $2,315 liability representing the difference between the closing price of the Company's common shares at exercise and the exercise price $1,567 was paid in cash with the remaining balances applied to amounts due the Company under indemnification agreements and an outstanding receivable due the Company.


K.   STOCK OPTION PLANS AND STOCK AWARD PLAN

     The Company has four stock options plans in effect: The 1987 Stock Option Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. At the date of acquisition BW had in

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

effect two stock option plans, the 1994 Stock Option Plan ("94 SOP") and the 1995 Stock Option Plan ("95 SOP") and a Stock Award Plan ("SAP"). All options were granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

        The following table summarizes the activity in the plans:

                                                                           Weighted Average
                                                      Number of Shares      Exercise Price
                                                      ----------------     ----------------
        Shares under option at February 1, 1996         1,510,227               $ 3.61
         Granted                                        1,883,390               $ 8.54
         Exercised                                       (132,828)              $ 3.48
         Canceled                                        (482,029)              $ 8.73
                                                      -----------
        Shares under option at January 31, 1997         2,778,760               $ 6.07
         Granted                                        1,134,568               $ 6.39
         Exercised                                       (126,501)              $ 7.80
         Canceled                                        (166,515)              $ 8.52
                                                        ---------
        Shares under option at January 31, 1998         3,620,312               $ 6.19
                                                        =========


     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the years ended January 31, 1998 and 1997, would have been increased to the pro forma amounts presented below: 1998 1997

                                                        1998           1997
               Net loss:
                  As reported                        $ (16,034)    $ (15,609)
                  Pro forma                          $ (18,480)    $ (18,497)

               Loss per share:
                  As reported                          $ (1.08)      $ (1.97)
                  Pro forma                            $ (1.25)      $ (2.33)


     Additional information relating to stock options outstanding and exercisable at January 31, 1998 summarized by exercise price are as follows:

                                            Outstanding                         Exercisable
                               ----------------------------------------   --------------------------
                                                 Weighted Average                   Weighted Average
          Exercise Price                    ---------------------------             ----------------
             Per Share           Shares     Life(Years)  Exercise Price     Shares   Exercise Price
          ---------------      --------     -----------  --------------   --------  ----------------
           $1.00 -  $4.99      1,796,680       8.47         $3.37         1,489,309     $ 3.28
           $5.00 -  $7.99        632,541       9.52         $7.29           270,418     $ 7.78
           $8.00 - $16.50      1,191,091       7.86        $10.28           339,799     $10.72
                               ---------                                  ---------
           $1.00 - $16.50      3,620,312       8.78         $6.07         2,099,526     $ 5.05
                               =========                                  =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the years ended January 31, 1998: expected life of option 3 years, expected volatility of 45%, risk free interest rate of 5.35% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $.10 to $4.24 and the weighted average was $1.67. The assumptions for the year ended January 31, 1997 were: expected life of option of 3 years, expected volatility of 45%, risk free interest rate of 6.25% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $1.56 to $4.95 per option and the weighted average was $2.63.

     A portion of the Company's stock option grants vest over two years, additional awards are made each year and awards expire or are canceled, accordingly the above proforma loss and per share amounts are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123 been applicable to all previous years in which option grants were made. The above proforma amounts do not include the effect of options granted prior to February 1, 1995 that vest in fiscal years 1998 and 1997.


L.   INCOME TAXES

     The Company's provision for taxes on income consists of:

                                       Year Ended                          Year Ended
                                    January 31, 1998                    January 31, 1997
                                    ----------------                    ----------------
                               U.S.     Non-U.S.    Total          U.S.     Non-U.S.    Total
                               ----     --------    -----          ---      --------    -----
               Income taxes:
                  Current     $ --        $167       $167           $ 2       $129       $131
                  Deferred      --          79         79            --         51         51
                              ----        ----       ----           ---       ----       ----
                  Total       $ --        $246       $246           $ 2       $180       $182
                              ====        ====       ====           ===       ====       ====


     The Company's domestic operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and tax attributes arising from acquisitions. The Company has recorded a 100% valuation allowance against its deferred tax assets, including net operating loss and research credit carryforwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Deferred income taxes related to FED's operations in China reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Foreign deferred tax liabilities are comprised of the following at January 31:

                                                                        1998          1997
               Tax effects of temporary differences for:
                 Depreciation                                           $378          $299
                                                                        ----          ----
                                                                        $378          $299
                                                                        ====          ====


     At January 31, 1998, the Company has federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 1998. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

     The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 1998 and 1997, is as follows:

                                                                      1998            1997
               Loss before U.S. and non-U.S. income taxes:
                 United States                                      $(16,377)     $(18,703)
                 Foreign                                                 589         3,276
                                                                    --------      --------
               Loss before income taxes                             $(15,788)     $(15,427)
                                                                    ========      ========

               Theoretical tax (benefit) at 35%                     $ (5,526)     $ (5,399)
               Impact of purchase accounting                           1,649         2,992
               Impact of non-qualified stock options                    (467)          --
               Impact of foreign tax differences and credits            (211)         (877)
               Change in valuation allowance                           4,615         3,517
               Prior period (over) under provision                       146           (93)
               Other individually immaterial items                        40            42
                                                                   ---------      --------
                                                                   $     246      $    182
                                                                   =========      ========


     United States federal income taxes have not been provided on the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $3,906 at January 31, 1998.


M.   EARNINGS PER SHARE CALCULATION

     The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the year ended January 31, 1997 reflect a 2-for-1 stock split effective February 12, 1996.

                                                                        1998         1997

        Net loss                                                    $(16,034)      $(15,609)
        Less: preferred dividends                                       (150)          (150)
                                                                    --------       --------
        Net loss available to common shareholders used in
            basic EPS                                               $(16,184)      $(15,759)
                                                                    ========       ========

        Average number of common shares used in basic EPS         14,962,040      8,015,168
                                                                  ==========      =========


     The Company had a net loss for the years ending January 31, 1998 and 1997. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         1998        1997
        Net loss available to common shareholders used in basic EPS    $(16,184)   $(15,759)
        Interest on convertible debt (net of tax)                            44         582
                                                                       --------    --------
        Net loss available to common shareholders after assumed
         conversions of dilutive securities                            $(16,140)   $(15,177)
                                                                       ========    ========

        Average number of common shares used in basic EPS            14,962,040   8,015,168
        Effect of dilutive securities:
         Shares issuable pursuant to contracts that may be
           settled in stock                                              72,630     125,772
         Convertible preferred stock                                  1,187,226     483,257
         Convertible debentures                                         107,352     164,373
         Stock benefit plans                                            588,829   1,062,895
         Warrant exercises                                              145,890     331,415
                                                                     ----------  ----------
        Average number of common shares and dilutive potential
         common stock used in diluted EPS                            17,063,967  10,182,880
                                                                     ==========  ==========


     The shares issuable upon exercise of options and warrants represents the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive.

     Loss per share for the year ended January 31, 1997 has been restated to give effect to the application of SFAS 128 which was adopted by the Company for periods ending after December 15, 1997. There was no effect of the restatement on loss per share for the year ended January 31, 1997.


N.   OTHER RELATED PARTY TRANSACTIONS

     Summarized below are all material related party transactions entered into by the Company and its subsidiaries during the periods presented not otherwise disclosed in these notes.

     FED, as a founding shareholder, holds 35% of the outstanding shares of Spectra Electronics Systems, Ltd. ("Spectra"), a private Hong Kong company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. During the year ended January 31, 1998 and ten months ended January 31, 1997 FED made sales to Spectra of $935 and $624, respectively. At January 31, 1998 and 1997 the amount due FED from Spectra for sales in the ordinary course of the business was $449 and $416, respectively.

     During the year ended January 31, 1998 the Company made 8% demand loans in the amount of $165 to an entity controlled by an outside director. The loan is collateralized by 61,224 shares of the Company's common stock. Accrued and unpaid interest at January 31, 1998 totaled $9.

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


O.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest expense and taxes paid approximated the related expenses for the years ended January 31, 1998 and 1997 exclusive of the deferred tax provision. (See Note L).

     The stock issued to effect, in part, the FED acquisition valued at $5,150, the ABCN investment valued at $7,250, and cashless option and warrant exercises applied to other receivables including interest thereon valued at $758 during the year ended January 31, 1998 neither provided nor used cash. The stock issued to effect, in part, the Cray acquisition valued at $3,028, the Sciteq acquisition valued at $2,332, the FED acquisition valued at $809, and the PDP acquisition valued at $121 during the year ended January 31, 1997 neither provided nor used cash. Accordingly, the values assigned to such stock have been excluded from the statements of cash flows.

     Common shares issued on conversion of convertible debentures during the year ended January 31, 1997 neither provided nor used cash. Accordingly, the $16,435 value assigned to such stock for the year ended January 31, 1997, respectively, has been excluded from the statement of cash flows.


P.   CONCENTRATIONS OF CREDIT RISK

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

     Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 22.9% of net sales for the year ended January 31, 1998 and 22.7% of net sales for the year ended January 31, 1997. At January 31, 1998 one customer accounted for 13.3% of net receivables. At January 31, 1997 no single customer account receivable exceeded 10% of net receivables.


Q.   SUBSEQUENT EVENTS

     During February, 1998 the Company's wholly owned subsidiary, DPI, obtained an increase in its line of credit from $3,000 to $5,000.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

R.      SEGMENT INFORMATION

     Information for the years ended January 31, 1998 and 1997 in the table below is presented on the same basis utilized by the Company to manage its business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                                                     1998             1997
                Net sales:
                  United States                                     $ 93,099      $ 94,700
                  Asia                                                20,359        17,300
                  Europe                                               3,460         2,991
                  Other                                                3,626         1,581
                  Inter-area eliminations                             (1,495)         (660)
                                                                    --------      --------
                      Total net sales                               $119,049      $115,912
                                                                    ========      ========
               Net income (loss):
                  United States                                     $(14,934)     $(16,003)
                  Asia                                                   (17)          915
                  Europe                                                (211)         (509)
                  Other                                                 (872)         (111)
                  Inter-area eliminations                                --             99
                                                                    --------      --------
                      Total net loss                                $(16,034)     $(15,609)
                                                                    ========      ========
               Total assets:
                  United States                                     $ 54,142      $ 51,776
                  Asia                                                35,545        26,700
                                                                    --------      --------
                      Total assets                                  $ 89,687      $ 78,476
                                                                    ========      ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

S.   VALUATION AND QUALIFYING ACCOUNTS

     Changes in the inventory valuation reserve were as follows:

            Balance at February 1, 1996                              $ 2,180
               Additions charged to costs and expenses                   736
               Additions charged to costs and expenses solely from
                  acquisitions (see Note A)                            3,995
               Amounts used during year                                 (363)
                                                                      ------
                      Balance at January 31, 1997                      6,548
               Additions charged to costs and expenses                 1,993
               Amounts used during year                               (3,657)
                                                                     -------
                      Balance at January 31, 1998                    $ 4,884
                                                                     =======


     Changes in the accounts receivable valuation reserve were as follows:

               Balance at February 1, 1996                            $  794
               Additions charged to costs and expenses                   225
               Additions charged to costs and expenses solely from
                  acquisitions (see Note A)                              455
               Amounts used during year                                 (333)
                                                                      ------
                      Balance at January 31, 1997                      1,141
               Additions charged to costs and expenses                   596
               Amounts used during year                               (1,033)
                                                                      ------
                      Balance at January 31, 1998                     $  704
                                                                      ======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

T.   PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Year ended January 31, 1997:

                      Company       FED    Sciteq    Cray     Pro Forma           Pro Forma
                    Consolidated    (i)     (ii)     (iii)   Adjustments  Notes  Consolidated
Revenues             $115,912     $9,820   $1,445   $11,751                         $138,928
Cost of sales          82,751      8,235      661     7,202                           98,849
                     --------     ------   ------   -------                         --------
Gross Profit           33,161      1,585      784     4,549                           40,079
Operating expenses     46,778        803      494     6,060        14      (iv)       45,860
                                                                  138      (v)
                                                                  248      (vi)
                                                               (1,798)    (vii)
                                                               (6,877)    (viii)
                     --------     ------   ------   -------    ------               --------
Operating income
  (loss)              (13,617)       782      290    (1,511)    8,275                 (5,781)
Other income
  (charges)            (1,810)      (363)              (152)     (110)     (ix)       (2,961)
                                                                  (22)     (x)
                                                                 (504)     (xi)
                     --------     ------   ------   -------    ------               --------
Income (loss) before
  income taxes        (15,427)       419      290    (1,663)    7,639                 (8,742)
Provision for income
  Taxes                   182        220        1         7                              410
                     --------     ------   ------   -------    ------               --------
Net income (loss)    $(15,609)    $  199   $  289   $(1,670)   $7,639               $ (9,152)
                     ========     ======   ======   =======    ======               ========

Weighted average
  shares outstanding
  (000's)               8,015
Earnings (loss) per
  share:
    Basic              $(1.97)                                                        $(1.14)


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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

(vii) To add back in-process research and development expense arising from the Sciteq acquisition recognized immediately

(viii) To add back in-process research and development expense arising from the Cray acquisition recognized immediately

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

U.   UNAUDITED QUARTERLY FINANCIAL DATA (UNAUDITED)

Amounts in thousands, except per share amounts.

                                     First     Second       Third        Fourth
                                    Quarter    Quarter     Quarter       Quarter       Year
                                    -------    -------     -------       -------       ----
Year ended January 31, 1998:
      Net sales                    $ 36,632     $28,649    $23,350      $ 30,418   $119,049
      Gross profit                   10,014      10,399      7,440         9,290     37,143
      Earnings (loss) before
        provision for taxes on
        income                          933     (12,753)    (4,606)          638    (15,788)
      Provision for income taxes         16         --          --           230        246
      Net income (loss)                 917     (12,753)    (4,606)          408    (16,034)

      Net income (loss) per
          share:
        Basic                          0.08       (1.01)     (0.25)         0.02      (1.08)
        Diluted                        0.06         n/a        n/a          0.02        n/a

Year ended January 31, 1997:
      Net sales                    $ 18,154     $27,477    $33,457      $ 36,824   $115,912
      Gross profit                    6,186       4,718     10,823        11,434     33,161
      Earnings (loss) before
        provision for taxes on
        income                          458     (18,753)     1,449         1,419    (15,427)
      Provision for income taxes          3          80        105            (6)       182
      Net income (loss)                 455     (18,833)     1,344         1,425    (15,609)

      Net income (loss) per
        share (restated):
        Basic                          0.07       (2.70)      0.15          0.13      (1.97)
        Diluted                        0.06         n/a       0.11          0.11        n/a

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

      Net income (loss) as
        previously reported         $   249     $ (8,311)     $ 1,332      $ 1,425   $ (5,305)
      Effect of pooling
        transactions                    206       (3,914)          12          --      (3,696)
      Inventory valuation
        adjustments                     --        (3,169)         --           --      (3,169)
      Purchased technology
        valuation adjustment            --        (3,439)         --           --      (3,439)
                                    -------     --------      -------      -------   --------
      Net income (loss)             $   455     $(18,833)     $ 1,344      $ 1,425   $(15,609)
                                    =======     ========      =======      =======   ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.


By:          /s/ John H. Gorman                          Date:    April 27, 1998
    --------------------------------------
    John H. Gorman
    Chief Financial Officer
    Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:          /s/ Par Chadha                              Date:    April 27, 1998
    --------------------------------------
    Par Chadha
    Chairman and Director
    Chief Executive Officer


By:          /s/ Xin Cheng                               Date:    April 27, 1998
    --------------------------------------
    Xin Cheng
    Director
    President


By:          /s/ Humbert B. Powell III                   Date:    April 27, 1998
    --------------------------------------
    Humbert B. Powell III
    Director


By:          /s/ Leonard Hecht                           Date:    April 27, 1998
    --------------------------------------
    Leonard Hecht
    Director