Form 10-Q
period 1998-04-30
OSICOM TECHNOLOGIES INC
filed 1998-06-15
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-15810

                            OSICOM TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                                     (310)581-4030
                   (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



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

          Common Stock, $.10 par value per share, Outstanding: 21,462,388 shares at May 31, 1998.

This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements - Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I:  FINANCIAL INFORMATION


ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

            Unaudited Consolidated Balance Sheet at April 30, 1998 and
              Consolidated Balance Sheet at January 31, 1998                              3

            Unaudited Consolidated Statements of Operations for the Three Months
              ended April 30, 1998 and 1997                                               4

            Unaudited Consolidated Statements of Cash Flows for the Three Months
              ended April 30, 1998 and 1997                                               5

            Notes to Consolidated Financial Statements                                  6-9


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

            Results of Operations/Comparison of the Three Months ended April 30,
              1998 and 1997                                                              10

            Liquidity and Capital Resources                                              11

            Impact of Recent Accounting Pronouncements                                   11

            Other Matters                                                                12

            Fluctuations in Revenue and Operating Results                                12

            Forward-Looking Statements - Cautionary Statement                            12

ITEM 3: QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                      12-13


PART II: OTHER INFORMATION                                                               14


ITEM 1:   LEGAL PROCEEDINGS

ITEM 2:   CHANGES IN SECURITIES

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                                15

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)


======================================================================================================================
                                                                                          April 30,        January 31,
                                                                                               1998               1998
----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                  $    778           $  1,912
     Restricted cash                                                                          2,206              2,159
     Accounts receivable, net                                                                16,046             19,286
     Inventory, net                                                                          19,888             21,922
     Prepaid expenses and other current assets                                                4,852              5,319
----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                43,770             50,598
----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                  17,412             17,008
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                                2,045              2,138
     Excess of cost over net assets acquired, net                                             6,622              6,743
     Capitalized software, net                                                                4,382              4,144
     Other assets                                                                             9,524              9,056
----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                  22,573             22,081
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                               $ 83,755           $ 89,687
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                       $ 13,282           $ 14,905
     Current maturities of long term debt                                                       669                742
     Accounts payable                                                                        17,116             21,768
     Accrued liabilities                                                                      5,815              4,628
     Other current liabilities                                                                  830                913
     Income taxes payable                                                                       182                339
----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                           37,894             43,295
----------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                                  3,307              3,294
Deferred income taxes                                                                           378                378
----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                   41,579             46,967
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $8,569 including accumulated dividends                                        1                  1
     Common stock, $.10 par value; 50,000 shares authorized; 21,462 shares issued
         21,452 shares outstanding at April 30, 1998; 20,687 shares issued and
         20,677 shares outstanding at January 31, 1998                                        2,146              2,069
     Additional paid-in capital                                                              84,060             74,003
     Accumulated deficit                                                                    (36,009)           (33,331)
     Treasury stock, 10 shares, at cost                                                         (22)               (22)
     Stock subscription receivable                                                           (8,000)                 -
----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                          42,176             42,720
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 83,755           $ 89,687
======================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

========================================================================================
                                                                 Quarter Ended April 30,
                                                                 -----------------------
                                                                 1998               1997
----------------------------------------------------------------------------------------
NET SALES                                                    $ 25,548           $ 32,632

COST OF SALES                                                  16,719             22,618

----------------------------------------------------------------------------------------
          GROSS PROFIT                                          8,829             10,014
----------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                      4,448              4,071
     Engineering, research and development                      2,251              1,490
     General and administrative                                 4,254              3,052
     Other operating expenses                                     213                467
----------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                             11,166              9,080
----------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                  (2,337)               934
----------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                             60                100
     Interest expense                                            (502)              (434)
     Gain (loss) on disposal of assets                              -                426
     Other income (charges)                                       101                (93)
----------------------------------------------------------------------------------------
          TOTAL OTHER INCOME (CHARGES)                           (341)                (1)
----------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                       (2,678)               933

PROVISION FOR INCOME TAXES                                          -                 16
----------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $ (2,678)          $    917
========================================================================================


NET LOSS PER COMMON SHARE

     ACCRUED UNDECLARED PREFERRED DIVIDENDS                        38                 38

NET LOSS APPLICABLE TO COMMON SHARES                         $ (2,716)          $    879
========================================================================================

     BASIC
          WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING                                      20,802             11,380

          NET INCOME (LOSS) PER COMMON SHARE:                $  (0.13)          $   0.08
========================================================================================

     DILUTED
          WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING                                         n/a             14,078

          NET INCOME (LOSS) PER COMMON SHARE:                     n/a           $   0.06
========================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

===================================================================================================================
                                                                                            Quarter ended April 30,
                                                                                           ------------------------
                                                                                           1998                1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss)                                                                  $(2,678)          $   917
-------------------------------------------------------------------------------------------------------------------

       Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                             1,041             1,349
                  Accounts receivable and inventory reserves                                 (152)           (1,695)
                  Gain on disposal of fixed assets                                              -              (419)
                  Expenses paid through issuances of securities                               156                39
             Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
                        Increase in restricted cash                                           (47)             (128)
                        Decrease in accounts receivable                                     3,342                13
                        (Increase) decrease in inventories                                  2,082              (952)
                        (Increase) decrease in other current assets                           467              (417)
                        Increase (decrease) in accounts payable                            (4,651)            3,306
                        Increase in accrued expenses                                        1,182               329
                        Decrease in other current liabilities                                (240)              (18)
-------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                        502             2,324
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                                    (867)           (2,637)
       Software development costs                                                            (546)           (1,293)
       Proceeds from disposal of fixed assets                                                   -               729
       Other receivables                                                                        -            (2,455)
       Cash outlays for acquired companies in excess of cash acquired (Note A)                  -               (15)
       Other assets                                                                            48               (43)
-------------------------------------------------------------------------------------------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                                         (1,365)           (5,714)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                               1,989                 -
       Proceeds from issuance of convertible preferred stock                                    -             6,176
       Proceeds from issuance of short-term debt, net of repayments                        (1,623)              185
       Proceeds from long-term debt                                                           301                 -
       Repayment of long-term debt                                                           (362)             (294)
       Proceeds from stock option exercises                                                     -                28
       Other                                                                                 (576)              (90)
-------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (271)            6,005
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,134)            2,615

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             1,912             4,055
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $   778           $ 6,670
===================================================================================================================

See accompanying notes to consolidated financial statements

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. The Company's products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. The Company has facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, Naperville, Illinois, San Diego, California and China. The Company markets and sells its products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

           The accompanying financial data as of April 30, 1998 and January 31, 1998, for the quarters ended April 30, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosure are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the fianancial position, results of operations and cash flows as of April 30, 1998 and for the quarter ended April 30, 1998, have been made. The results of operations for the quarter ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

EARNINGS PER SHARE

           The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires dual presentation of basic and diluted earnings per shares ("EPS") on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the quarter ended April 30, 1998 as they would be anti-dilutive.

           The Company has restated all prior period per share data presented as required by SFAS No. 128. There was no effect from the restatement on basic EPS for the quarter ended April 30, 1997 and diluted EPS declined from $0.07 per share to $0.06 per share.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standards Board has issued several SFAS effective for fiscal years beginning after December 15, 1997 including SFAS No. 129 "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", and SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". The adoption of these standards has had no material effects, if any, on Company's financial position or results of operations.


BALANCE SHEET DETAIL

           Inventories at April 30, 1998 and January 31, 1998 consist of:

                                                    April 30, 1998     January 31, 1998
                     Raw material                     $   14,720          $   17,470
                     Work in process                       6,798               6,045
                     Spare parts                             385                 432
                     Finished goods                        3,331               2,859
                                                      ----------          ----------
                                                          25,235              26,806
                     Less: Valuation reserve               5,346               4,884
                                                      ----------          ----------
                                                      $   19,888          $   21,922
                                                      ==========          ==========


 STOCKHOLDERS' EQUITY

           The Company is authorized to issue the following shares of stock:

                     50,000,000 shares of Common Stock ($.10 par value) 2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:
                          2,500 shares of Preferred Stock, Series A 1,000 shares of Preferred Stock, Series B 100,000 shares of Preferred Stock, Series C 3,000 shares of Preferred Stock, Series D 1,000,000 shares of Preferred Stock, Series E

           The Company has outstanding the following shares of preferred stock:

                                                         Shares             Par           Liquidation
                                                       Outstanding         Value           Preference
                     Series A                              2,500          $      1          $  2,500
                     Accrued, unpaid dividends                --                --               850
                     Series B                              1,000                --             2,366
                     Series D                              2,853                --             2,853
                                                        --------          --------          --------
                                                           6,353          $      1          $  8,569
                                                        ========          ========          ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

           In May 1998, the Company issued 8 shares of Series C preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $7,420. The Series C Preferred Stock does not bear dividends and the holders are not entitled to vote. Each share of Series C Preferred Stock is convertible into common shares at the earlier of 90 days from issuance or the date the underlying common shares issuable upon conversion are registered. For any conversion before November 11, 1998 the conversion price is the lesser of (i) 86% of the average of the three lowest closing bid prices for the common stock during the 22 days immediately prior to conversion, and (ii) 200% of the average closing bid price for the common stock during the 22 days immediately prior to the May 14, 1998 issuance date (or $7.99). The conversion price after November 10, 1998 is the lesser of (i) above, (ii) above, and the average closing bid price for the common stock during the period of 22 trading days immediately prior to November 10, 1998. Any shares of Series C preferred stock unconverted as of May 14, 2001 are subject to mandatory conversion at the then conversion price. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of Osicom.

           Osicom has the right to redeem the then outstanding shares of Series C Preferred Stock at 116.28% of face value if the average closing bid price for the common stock is less than $3.50 during any period of ten consecutive trading days.


OTHER CAPITAL STOCK TRANSACTIONS

           During the quarter ended April 30, 1998, the Company issued 611,995 common shares receiving net proceeds of $1,989. The holders have the right to request additional shares ("price adjustment shares") to be issued by the Company to the extent that 86% of the ten day average trading price of the shares issued in respect to this transaction is below $3.268 per share at the time of the request; such request may be made only once with respect to the original shares which have been continuously held by the holder from the original issue date. If the market value of the common stock is greater than $5.00 per share on the 150th day from issue the holder is required to return a portion of shares not previously price adjusted to the Company for cancellation or make an additional cash payment.


STOCK OPTION PLANS

           The Company has three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

           At April 30, 1998 there were 3,784,026 shares under option at prices varying from $1.00 to $14.00 per share. As of April 30, 1998 employees were allowed to elect to re-price their most recent grant only to an exercise price of $5.3125 upon the condition that such re-priced options will not be exercisable unless the closing price as reported by Nasdaq for the Company's common stock is $10.00 per share or greater. Employees holding 599,053 options with exercise prices varying from $6.44 to $15.00 elected to have their options re-priced.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

EARNINGS PER SHARE CALCULATION

           The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 1998 and 1997.

                                                                                     1998                   1997

           Net income (loss)                                                    $     (2,678)          $        917
           Less: preferred dividends                                                     (38)                   (38)
                                                                                ------------           ------------
           Net loss available to common shareholders used in basic EPS          $     (2,716)          $        879
                                                                                ============           ============

           Average number of common shares used in basic EPS                      20,802,312             11,380,476
                                                                                ============           ============


           The Company had a net loss for the quarter ended April 30, 1998. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                             1998                   1997

           Net income (loss) available to common shareholders used in basic EPS          $     (2,716)          $        879
           Interest on convertible debt (net of tax)                                               11                     --
                                                                                         ------------           ------------
           Net income (loss) available to common shareholders after assumed
             conversions of dilutive securities                                          $     (2,705)          $        879
                                                                                         ============           ============

           Average number of common shares used in basic EPS                               20,802,312             11,380,476
           Effect of dilutive securities:
             Shares issuable pursuant to contracts that may be settled in stock                    --                 62,764
             Convertible preferred stock                                                      502,145                963,433
             Convertible debentures                                                           116,743                 55,231
             Stock benefit plans                                                              464,598              1,183,761
             Warrant exercises                                                                 30,748                432,585
                                                                                         ------------           ------------
           Average number of common shares and dilutive potential
             common stock used in diluted EPS                                              21,916,546             14,078,250
                                                                                         ============           ============

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

           Income per share for the quarter ended April 30, 1997 has been restated to give effect to the application of SFAS 128 which was adopted by the Company for periods ending after December 15, 1997. There was no effect from the restatement on basic EPS for the quarter ended April 30, 1997 and diluted EPS declined from $0.07 per share to $0.06 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to the Company's Form 10-KSB for the year ended January 31, 1998.


RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED APRIL 30, 1998 AND 1997

Net sales of the Company for the quarter ended April 30, 1998 were $25.5 million compared to $32.6 million for the quarter ended April 30, 1997. This decline in net sales is 90% attributable to the Company's network access products, primarily in its Far East facility which was partially offset by a 106% increase in the net sales attributable to the Company's transmission products. As a result of recent unfavorable economic conditions, sales to certain countries in Asia and the Pacific Rim have declined as a percentage of the Company's total revenue. The Company anticipates that sales in Asia will remain weak for or decline in the foreseeable future. Sales growth in these markets has generally been impacted by a variety of factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies. If the economic conditions in these markets worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this may have a material adverse impact on the Company's business, operations and financial condition.

Gross profit for the quarter ended April 30, 1998 was $8.8 million compared to $10.0 million for the quarter ended April 30, 1997. This decline in gross profit relates directly to the decline in net sales discussed previously however the 12% decline in gross profit is substantially less than the 22% decline in net sales. This resulted from the increased gross profit earned by the Company on transmission products as well as the decline in the sales of lower margin products by the Far East facility. Gross margins increased to 34.5% for the quarter ended April 30, 1998 from 30.7% for the quarter ended April 30, 1997. The improvement in the gross margins was the result of the shift in product sales to higher margin items, transmission products, which resulted from the decline in sales by the Far East facility as noted previously as well as operational efficiencies achieved through the integration of the various acquisitions of the Company during prior years.

Selling and marketing expense totaled $4.4 million, or 17.3% of net sales for the quarter ended April 30, 1998. This compares to $4.1 million, or 12.5% of net sales for the quarter ended April 30, 1997. The increase in the dollar amount of these expenses resulted from marketing efforts related to the introduction of new products as well as efforts to expand the Company's domestic and international sales channels. The increase in these expenses as a percentage of net sales during the quarter ended April 30, 1998 reflects the reduced net sales during the period.

Engineering, research and development expenses totaled $2.3 million, or 8.8% of net sales for the quarter ended April 30, 1998. This compares to $1.5 million, or 4.6% of net sales for the quarter ended April 30, 1997. The increase in these expenses as a percentage of net sales for the quarter ended April 30, 1998 reflects the reduced net sales during the period. For the near future, engineering, research and development expenses are expected to increase at a greater rate than the sales growth rate, as the Company continues to invest in technology to address potential market opportunities. All the Company's research and development costs are expensed as incurred.

General and administrative expenses increased to $4.3 million for the quarter ended April 30, 1998 from $3.1 million for the quarter ended April 30, 1997. This increase reflects increased personnel and consulting costs necessary to support the Company's business infrastructure and increased costs for development of information systems.

Net other charges for the quarters ended April 30, 1998 and 1997 were $341,000 and $1,000, respectively. The fluctuation is the result of the one-time gains from sales of fixed assets by the Company during the quarter ended April 30, 1997.

There was no provision for income taxes for the quarter ended April 30, 1998 as compared to a provision of $16,000 for the quarter ended April 30, 1997. The tax provision resulted from the operations of the Company's Far East facility. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United

States. However, due to potential adjustments to net operating loss carryforwards as provided by the Internal Revenue Code with respect to ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through a combination of debt and equity financing. At April 30, 1998, the Company's working capital was $5.9 million including $3.0 million in cash and cash equivalents including restricted cash of $2.2 million.

The Company's operating activities provided a net cash flow of $502,000 during the quarter ended April 30, 1998, as compared to a $2.3 million operating cash flow during the quarter ended April 30, 1997. This decrease in cash flows provided by operations reflects decline in accounts payable resulting from the non-recurring integration costs, increased costs associated with the Company's efforts in launching its new products, and increased infrastructure costs reported in prior periods partially offset by the decline in accounts receivable and inventories resulting from lower net sales discussed previously.

Investing activities during the quarter ended April 30, 1998 consisted primarily of purchases of property and equipment of $867,000 and expenditures for software development costs capitalized of $546,000. During the quarter ended April 30, 1997 the Company's investing activities included $2.6 million in purchased of property and equipment, $1.3 million in expenditures for capitalized software development costs and other receivables (primarily Asia Broadcasting Communications Network, Ltd.).

The financing activities of the Company during the quarter ended April 30, 1998 utilized net cash flows of $271,000 as compared with net cash flows of $6.0 million during the quarter ended April 30, 1997. This $6.3 million decrease is primarily the result of declines in equity financing by the Company of $4.2 million, and net repayments of short term debt as compared with net borrowings of $1.8 million.

At April 30, 1998, the Company had various lines of credit totaling $28.3 million. Outstanding short term borrowings against these credit facilities was $13.2 million at April 30, 1998, a decline of $1.6 million from January 31, 1998. These credit facilities were in place at January 31, 1998 and remain unchanged as to terms.

Subsequent to April 30, 1998 the Company completed an equity financing by a placement of convertible preferred stock with a face value of $8.0 million to an investment group led by a subsidiary of Credit Suisse First Boston, Inc. receiving net proceeds of $7.4 million.

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. During fiscal 1998 the Company commenced, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of fiscal 1999; the cost of this project has not yet been determined. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued several SFAS effective for fiscal years beginning after December 15, 1997 including SFAS No. 129 "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", and SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". The adoption of these standards has had no material effects, if any, on Company's financial position or results of operations.

OTHER MATTERS

From time to time the Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that none of these proceedings will have a material adverse impact on the financial condition or results of operations of the Company.


FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The networking and bandwidth aggregation industry is subject to fluctuation and the declines recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.


FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to introduce DWDM, network management, all optical networking equipment, Gigabit Ethernet, scaleable remote access servers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions. Further reference should be made to the "Risk Factors" section contain in Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

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


ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates and foreign exchange current exchange rates. The Company believes that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short term financing have not had a significant impact on the Company's sales, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short term interest rates will not have a material adverse effect on the Company's operating results in the future.

A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars and to date the Company has not been significantly affected by currency fluctuations. However, the Company conducts business in several different countries and fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country.

                                     PART II
                                OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

           From time to time the Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that none of these proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2:    CHANGES IN SECURITIES

           On April 14, 1998 the Company issued 611,995 shares of its common stock to an investor (existing shareholder) receiving $1,989,453 in net proceeds to be used for general corporate purposes. This sale was made without general solicitation or advertising and no underwriters received fees in connection with this security sale. The purchaser was an accredited investor or sophisticated investor with access to all relevant information necessary. The shares were issued pursuant to exemptions from registration under Rules 505 and 506 of Regulation D and Section 4(2) of the Securities Exchange Act of 1933. The Company has filed Registration Statement on Form S-3 covering the resale of these shares.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS

           Not Applicable

ITEM 5:    OTHER INFORMATION

           Not Applicable

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K


      A.       Exhibits

               20 Consolidated Financial Statements for the Quarter Ended April 30, 1998 (included in Part I, Item 1)

               27   Financial Data Schedule



      B.       Reports on Form 8-K


               May 14, 1998        Private placement of Series C Preferred Stock

               May 18, 1998        Proposed initial public offering of the
                                   Company's embedded networking business unit through distribution of common stock purchase rights to holders of the Company's outstanding securities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:       /s/ John H. Gorman                                Date:  June 15, 1998
     ---------------------------------
        John H. Gorman,
        Chief Financial Officer