Form 10-Q
period 1998-07-31
OSICOM TECHNOLOGIES INC
filed 1998-09-14
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File number: 0-15810

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.30 par value per share, Outstanding: 7,384,005 shares at September 14, 1998.

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

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

             Unaudited Consolidated Balance Sheet at July 31, 1998 and Consolidated Balance
               Sheet at January 31, 1998                                                              3

             Unaudited Consolidated Statements of Operations for the Three and Six Months
               ended July 31, 1998 and 1997                                                           4

             Unaudited Consolidated Statements of Cash Flows for the Six  Months ended July
               31, 1998 and 1997                                                                      5

             Notes to Consolidated Financial Statements                                              6-11


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations/Comparison of the Three and Six Months ended  July 31,
               1998 and 1997                                                                         12

               Liquidity and Capital Resources                                                       13

               Impact of Recent Accounting Pronouncements                                            14

               Other Matters                                                                         15

               Fluctuations in Revenue and Operating Results                                         15

               Forward-Looking Statements - Cautionary Statement                                     15

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                MARKET RISK                                                                          16

PART II:  OTHER INFORMATION                                                                          17-18

ITEM 1:  LEGAL PROCEEDINGS

ITEM 2:  CHANGES IN SECURITIES

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

ITEM 5:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURE                                                                                            19

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                                      JULY 31, 1998     January 31, 1998
                                                                                      -------------     ----------------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
     CASH AND EQUIVALENTS                                                                 $  1,936           $  1,912
     RESTRICTED CASH                                                                         2,161              2,159
     ACCOUNTS RECEIVABLE, NET                                                               16,843             19,286
     INVENTORY, NET                                                                         20,726             21,922
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                               5,483              5,319
                                                                                          --------           --------
        TOTAL CURRENT ASSETS                                                                47,149             50,598
                                                                                          --------           --------

PROPERTY AND EQUIPMENT, NET                                                                 16,936             17,008
                                                                                          --------           --------

OTHER ASSETS
     PURCHASED TECHNOLOGY, NET                                                               1,952              2,138
     EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                            6,502              6,743
     CAPITALIZED SOFTWARE, NET                                                               4,792              4,144
     OTHER ASSETS                                                                            9,077              9,056
                                                                                          --------           --------
        TOTAL OTHER ASSETS                                                                  22,323             22,081
                                                                                          --------           --------
TOTAL ASSETS                                                                              $ 86,408           $ 89,687
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     SHORT-TERM DEBT                                                                      $ 15,601           $ 14,905
     CURRENT MATURITIES OF LONG TERM DEBT                                                      594                742
     ACCOUNTS PAYABLE                                                                       15,530             21,768
     ACCRUED LIABILITIES                                                                     5,457              4,628
     OTHER CURRENT LIABILITIES                                                                 798                913
     INCOME TAXES PAYABLE                                                                       --                339
                                                                                          --------           --------
        TOTAL CURRENT LIABILITIES                                                           37,980             43,295
                                                                                          --------           --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 3,318              3,294
DEFERRED INCOME TAXES                                                                          378                378
                                                                                          --------           --------
        TOTAL LIABILITIES                                                                   41,676             46,967
                                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     PREFERRED STOCK, $.01 PAR VALUE; CUMULATIVE DIVIDENDS; LIQUIDATION
        PREFERENCE $14,241 INCLUDING ACCUMULATED DIVIDENDS                                       1                  1
     COMMON STOCK, $.30 PAR VALUE; 16,667 SHARES AUTHORIZED; 7,448 SHARES ISSUED
        7,384 SHARES OUTSTANDING AT JULY 31, 1998; 6,895 SHARES ISSUED AND
        6,892 SHARES OUTSTANDING AT JANUARY 31, 1998                                         2,234              2,069
     ADDITIONAL PAID-IN CAPITAL                                                             83,416             74,003
     ACCUMULATED DEFICIT                                                                   (40,474)           (33,331)
     TREASURY STOCK, AT COST; 64 SHARES AND 3 SHARES AT JULY 31, 1998 AND
        JANUARY 31, 1998, RESPECTIVELY                                                        (445)               (22)
                                                                                          --------           --------
        TOTAL STOCKHOLDERS' EQUITY                                                          44,732             42,720
                                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 86,408           $ 89,687
                                                                                          ========           ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JULY 31                                JULY 31
                                                       ---------------------------           ---------------------------
                                                         1998               1997               1998               1997
                                                       --------           --------           --------           --------
NET SALES                                              $ 20,320           $ 32,649           $ 45,868           $ 65,281

COST OF SALES                                            12,980             22,250             29,699             44,868

                                                       --------           --------           --------           --------
         GROSS PROFIT                                     7,340             10,399             16,169             20,413
                                                       --------           --------           --------           --------

OPERATING EXPENSES
     SELLING AND MARKETING                                4,387              5,017              8,835              9,088
     ENGINEERING, RESEARCH AND DEVELOPMENT                2,716              1,883              4,967              3,373
     GENERAL AND ADMINISTRATIVE                           4,193              4,885              8,447              7,937
     OTHER OPERATING EXPENSES                               213             11,026                426             11,493
                                                       --------           --------           --------           --------
         TOTAL OPERATING EXPENSES                        11,509             22,811             22,675             31,891
                                                       --------           --------           --------           --------

INCOME (LOSS) FROM OPERATIONS                            (4,169)           (12,412)            (6,506)           (11,478)
                                                       --------           --------           --------           --------

OTHER INCOME (CHARGES)
     INVESTMENT INCOME                                      140                153                200                253
     INTEREST EXPENSE                                      (508)              (530)            (1,010)              (964)
     GAIN ON DISPOSAL OF ASSETS                              --                 --                 --                426
     OTHER INCOME (CHARGES)                                  72                 36                173                (57)
                                                       --------           --------           --------           --------
         TOTAL OTHER INCOME (CHARGES)                      (296)              (341)              (637)              (342)
                                                       --------           --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES                        (4,465)           (12,753)            (7,143)           (11,820)

PROVISION FOR INCOME TAXES                                   --                 --                 --                 16
                                                       --------           --------           --------           --------

NET INCOME (LOSS)                                      $ (4,465)          $(12,753)          $ (7,143)          $(11,836)
                                                       ========           ========           ========           ========


INCOME (LOSS) PER COMMON SHARE

     ACCRUED UNDECLARED DIVIDENDS                            38                 38                 75                 75

NET INCOME (LOSS) APPLICABLE
     TO COMMON SHARES                                  $ (4,503)          $(12,791)          $ (7,218)          $(11,911)
                                                       ========           ========           ========           ========

     PRIMARY
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)         7,235              4,206              7,087              4,003

         NET INCOME (LOSS) PER COMMON SHARE:           $  (0.62)          $  (3.04)          $  (1.02)          $  (2.98)
                                                       ========           ========           ========           ========

     FULLY DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)         7,235              4,206              7,087              4,003

         NET INCOME (LOSS) PER COMMON SHARE:           $  (0.62)          $  (3.04)          $  (1.02)          $  (2.98)
                                                       ========           ========           ========           ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)



                                                                                             SIX MONTHS ENDED
                                                                                                 JULY 31
                                                                                        ---------------------------
                                                                                          1998               1997
                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES

      NET LOSS                                                                          $ (7,143)          $(11,836)
                                                                                        --------           --------

      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
        ACTIVITIES:
                INTANGIBLE ASSETS VALUATION ALLOWANCES                                        --              8,530
                DEPRECIATION AND AMORTIZATION                                              2,607              2,329
                ACCOUNT AND NOTE RECEIVABLE RECOVERIES                                        --                154
                EXPENSES PAID THROUGH ISSUANCES OF SECURITIES                                253                121
                GAIN ON DISPOSALS OF FIXED ASSETS                                             --               (419)
           CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF BUSINESS ENTITY
             ACQUISITIONS:
                     INCREASE IN RESTRICTED CASH                                              (2)              (152)
                     (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                            2,443             (2,559)
                     DECREASE IN INVENTORIES                                               1,195                360
                     INCREASE IN OTHER CURRENT ASSETS                                       (164)               (76)
                     DECREASE IN ACCOUNTS PAYABLE                                         (6,237)              (187)
                     INCREASE IN ACCRUED EXPENSES                                            491              3,492
                     DECREASE IN OTHER CURRENT LIABILITIES                                  (115)                (4)
                                                                                        --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                                          (6,672)              (247)
                                                                                        --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      PURCHASE OF PROPERTY AND EQUIPMENT                                                  (1,628)            (4,349)
      CAPITALIZED SOFTWARE DEVELOPMENT COSTS                                              (1,127)            (2,446)
      PROCEEDS FROM DISPOSAL OF FIXED ASSETS                                                  --                729
      OTHER ASSETS                                                                           (21)                28
      CASH OUTLAYS FOR ACQUIRED COMPANIES IN EXCESS OF CASH ACQUIRED                          --                (14)
      OTHER RECEIVABLES                                                                       --             (2,537)
                                                                                        --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                                          (2,776)            (8,589)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ISSUANCE OF CONVERTIBLE PREFERRED STOCK                                7,420              6,175
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                               1,989              5,528
      PROCEEDS FROM ISSUANCE OF SHORT-TERM DEBT, NET OF REPAYMENTS                           696              1,298
      PROCEEDS FROM LONG TERM DEBT                                                           443                 --
      REPAYMENT OF LONG-TERM DEBT                                                           (569)              (535)
      REPAYMENT OF ACQUISITION LIABILITIES                                                    --             (3,274)
      REPAYMENT OF LIABILITY DUE ON CASHLESS WARRANT EXERCISE                                 --             (1,567)
      PROCEEDS FROM STOCK OPTION EXERCISES                                                    --                 28
      PURCHASE OF TREASURY STOCK                                                            (490)                --
      OTHER                                                                                  (17)              (238)
                                                                                        --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                       9,472              7,415
                                                                                        --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              24             (1,421)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            1,912              4,055
                                                                                        --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  1,936           $  2,634
                                                                                        ========           ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. The Company's products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. The Company has facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, Naperville, Illinois, San Diego, California and Guandong, China. The Company markets and sells its products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

         The accompanying financial data as of July 31, 1998 and January 31, 1998, for the quarter and six months ended July 31, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1998 balance sheet was derived from audited financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of July 31, 1998 and for the quarter and six months ended July 31, 1998, have been made. The results of operations for the quarter and six months ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires dual presentation of basic and diluted earnings per shares ("EPS") on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the quarter and six months ended July 31, 1998 and 1997 as they would be anti-dilutive.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

         The Company has restated all prior period per share data presented as required by SFAS No. 128. There was no effect from the restatement on either basic or diluted EPS for the quarter and six months ended July 31, 1997.

         All references in the financial statement to common share and per share data give affect to the one for three stock split effective July 24, 1998.


RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued several SFAS effective for fiscal years beginning after December 15, 1997 including SFAS No. 129 "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", and SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". The adoption of these standards has had no material effects, if any, on Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption of SFAS 133 to have a material impact, if any, on its results of operations, financial position or cash flows.



BALANCE SHEET DETAIL

         Inventories at July 31, 1998 and January 31, 1998 consist of:

                                                                July 31, 1998   January 31, 1998

                  Raw material                                      $15,266          $ 17,470
                  Work in process                                     6,663             6,045
                  Spare parts                                           317               432
                  Finished goods                                      3,411             2,859
                                                                     ------           -------
                                                                     25,657            26,806
                  Less: Valuation reserve                             4,931             4,884
                                                                    -------           -------
                                                                   $ 20,726          $ 21,922
                                                                     ======            ======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY

         The Company is authorized to issue the following shares of stock:
                  16,666,667 shares of Common Stock ($.30 par value)
                  2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:
                      2,500 shares of Preferred Stock, Series A 1,000 shares of Preferred Stock, Series B 100,000 shares of Preferred Stock, Series C 3,000 shares of Preferred Stock, Series D 1,000,000 shares of Preferred Stock, Series E


         The Company has outstanding the following shares of preferred stock:

                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                  Series A                           2,500             $  1           $ 2,500
                  Accrued, unpaid dividends                                               888
                  Series C                           8,000                -             8,000
                  Series D                           2,853                -             2,853
                                                    ------               --            ------
                                                    13,353             $  1         $  14,241
                                                   =======               ==           =======

         In May 1998, the Company issued 8 shares of Series C preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $7,420. The Series C Preferred Stock does not bear dividends and the holders are not entitled to vote. Each share of Series C Preferred Stock is convertible into common shares at the earlier of 90 days from issuance or the date the underlying common shares issuable upon conversion are registered. For any conversion before November 11, 1998 the conversion price is the lesser of (i) 86% of the average of the three lowest closing bid prices for the common stock during the 22 days immediately prior to conversion, and (ii) 200% of the average closing bid price for the common stock during the 22 days immediately prior to the May 14, 1998 issuance date (or $7.99 on a post reverse split basis). The conversion price after November 10, 1998 is the lesser of (i) above, (ii) above, and the average closing bid price for the common stock during the period of 22 trading days immediately prior to November 10, 1998. Any shares of Series C preferred stock unconverted as of May 14, 2001 are subject to mandatory conversion at the then conversion price. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of Osicom.

         Osicom has the right to redeem the then outstanding shares of Series C Preferred Stock at 116.28% of face value if the average closing bid price for the common stock is less than $10.50 during any period of ten consecutive trading days.


OTHER CAPITAL STOCK TRANSACTIONS

         In July 1998, approval was granted for a one for three stock split effective July 24, 1998. The effect of this change was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

         In April 1998, the Company issued 203,999 common shares receiving net proceeds of $1,989. The holders have the right during the quarter to request additional shares ("price adjustment shares") to be issued by the Company to the extent that 86% of the ten day average trading price of the shares issued in respect to this transaction is below

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

$9.80 per share at the time of the request; such request may be made only once with respect to the original shares which have been continuously held by the holder from the original issue date. During the quarter ended July 31, 1998 the Company issued 17,494 shares pursuant to such request. If the market value of the common stock had been greater than $15.00 per share on the 150th day from issue the holder would have been required to return a portion of shares not previously price adjusted to the Company for cancellation or to make an additional cash payment.

         In June 1998, the Company issued 274,888 shares of its common stock in complete conversion of the outstanding Series B preferred stock.


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

         At July 31, 1998 there were 1,225,385 shares under option at prices varying from $3.00 to $42.00 per share. As of April 30, 1998 employees were allowed to elect to re-price their most recent grant only to an exercise price of $15.9375 on a post reverse split basis. Upon the condition that such re-priced options will not be exercisable unless the closing price as reported by Nasdaq for the Company's common stock is $30.00 per share or greater. Employees holding 213,230 options with exercise prices varying from $19.32 to $45.00 elected to have their options re-priced.


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters and six months ended July 31, 1998 and 1997.

                                                Three Months Ended July 31,          Six Months Ended July 31,
                                                      1998         1997                 1998           1997
         Net loss                                 $ (4,465)     $ (12,753)            $ (7,143)     $ (11,836)
         Less: preferred dividends                     (38)           (38)                 (75)           (75)
                                                  --------        -------             --------        -------
         Net loss available to common
           shareholders used in basic EPS         $ (4,503)     $ (12,791)            $ (7,218)     $ (11,911)
                                                    ======        =======               ======        =======

         Average number of common shares
           used in basic EPS                     7,235,336      4,205,988            7,087,216       4,003,159
                                                 =========      =========            =========       =========


         The Company had a net loss for the quarters and six months ended July 31, 1998 and 1997. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock had such securities been dilutive:

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                Three Months Ended July 31,           Six Months Ended July 31,
                                                      1998         1997                 1998           1997
         Net loss available to common
           shareholders used in basic EPS         $ (4,503)     $ (12,791)            $ (7,218)     $ (11,911)
         Interest on convertible debt
           (net of tax)                                 11             11                   22             22
                                                   -------      ---------              -------      ---------
         Net loss available to common
           shareholders used in basic EPS         $ (4,492)     $ (12,780)            $ (7,196)     $ (11,889)
                                                    ======        =======               ======        =======

         Average number of common shares
           used in basic EPS                     7,235,336      4,205,988            7,087,216      4,003,159
         Effect of dilutive securities:
           Shares issuable pursuant to
           contracts that may be settled in
           stock                                   172,039         28,825               86,020         24,874
           Convertible preferred stock             157,249        362,528              162,316        341,838
           Convertible debentures                   59,059         25,366               48,987         21,889
           Stock benefit plans                      47,329        247,404              100,818        320,996
           Warrant exercises                           -0-         44,011                5,125         94,103
                                                 ---------      ---------            ---------      ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS             7,671,012      4,914,122            7,490,482      4,806,859
                                                 =========      =========            =========      =========


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

         Income per share for the quarter and six months ended July 31, 1997 has been restated to give effect to the application of SFAS 128 which was adopted by the Company for periods ending after December 15, 1997. There was no effect from the restatement on either basic or diluted EPS for the quarter and six months ended July 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

SUPPLEMENTAL FINANCIAL INFORMATION



                                                                                                        INTER
                                      NETWORK      EMBEDDED      TRANS-        FAR                     DIVISION
                                       ACCESS      NETWORK       MISSION       EAST       SUBTOTAL    ELIMINATIONS     TOTAL
                                       ------      -------       -------       ----       --------    ------------     -----
THREE MONTHS ENDED JULY 31, 1998:

     NET SALES                         $ 8,513      $ 3,199      $ 3,389      $ 6,028      $21,129      $  (809)      $20,320
     COST OF SALES                       4,650        1,497        2,213        5,429       13,789         (809)       12,980
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS PROFIT                      $ 3,863      $ 1,702      $ 1,176      $   599      $ 7,340      $    --       $ 7,340
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS MARGIN                         45.4%        53.2%        34.7%         9.9%        34.7%                      36.1%
                                       =======      =======      =======      =======      =======      =======       =======


THREE MONTHS ENDED APRIL 30, 1998:

     NET SALES                         $ 7,996      $ 2,185      $ 4,607      $11,310      $26,098      $  (550)      $25,548
     COST OF SALES                       4,240        1,037        2,280        9,712       17,269         (550)       16,719
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS PROFIT                      $ 3,756      $ 1,148      $ 2,327      $ 1,598      $ 8,829      $    --       $ 8,829
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS MARGIN                         47.0%        52.5%        50.5%        14.1%        33.8%                      34.6%
                                       =======      =======      =======      =======      =======      =======       =======


THREE MONTHS ENDED JULY 31, 1997:

     NET SALES                         $10,944      $ 2,703      $ 2,922      $16,843      $33,412      $  (763)      $32,649
     COST OF SALES                       5,836        1,376        1,812       13,989       23,013         (763)       22,250
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS PROFIT                      $ 5,108      $ 1,327      $ 1,110      $ 2,854      $10,399      $    --       $10,399
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS MARGIN                         46.7%        49.1%        38.0%        16.9%        31.1%                      31.9%
                                       =======      =======      =======      =======      =======      =======       =======


SIX MONTHS ENDED JULY 31, 1998:

     NET SALES                         $16,509      $ 5,384      $ 7,996      $17,338      $47,227      $(1,359)      $45,868
     COST OF SALES                       8,890        2,534        4,493       15,141       31,058       (1,359)       29,699
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS PROFIT                      $ 7,619      $ 2,850      $ 3,503      $ 2,197      $16,169      $    --       $16,169
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS MARGIN                         46.2%        52.9%        43.8%        12.7%        34.2%                      35.3%
                                       =======      =======      =======      =======      =======      =======       =======


SIX MONTHS ENDED JULY 31, 1997:

     NET SALES                         $22,247      $ 5,174      $ 5,150      $33,590      $66,161      $  (880)      $65,281
     COST OF SALES                      11,949        2,745        3,027       28,027       45,748         (880)       44,868
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS PROFIT                      $10,298      $ 2,429      $ 2,123      $ 5,563      $20,413      $    --       $20,413
                                       =======      =======      =======      =======      =======      =======       =======
     GROSS MARGIN                         46.3%        46.9%        41.2%        16.6%        30.9%                      31.3%
                                       =======      =======      =======      =======      =======      =======       =======

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


RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED AND SIX MONTHS ENDED JULY 31, 1998 AND 1997

Net sales of the Company for the quarter ended July 31, 1998 were $20.3 million compared to $32.6 million for the quarter ended July 31, 1997. For the six months period ended July 31, 1998, net sales were $45.9 million compared to $65.2 million for the same period one year ago. This decline in net sales is primarily attributable to the Company's Far East Division which had a reduction in net sales of $10.8 million and $16.2 million for the three month and six month periods, respectively. The decline of revenue in the Far East Division ("FED") is the result of both the recent unfavorable economic conditions in Asia and the Pacific Rim as well as the reliance on a single customer in the past. Approximately one year ago, this customer began the process of reducing orders for its hub and transceiver products leading to the significant decline in revenues. The Company is managing FED's transition away from reliance on this single customer by actively pursuing a broader customer base and extending FED's business into the development of new, proprietary product lines.

Gross profit for the quarter ended July 31, 1998 was $7.3 million compared to $10.4 million for the quarter ended July 31, 1997. For the six month period ended July 31, 1998, gross profit was $16.2 million compared to $20.4 million for the same period one year ago. This decline in gross profit for both the three and six month periods relate directly to the decline in net sales discussed above. The gross margin for the three month period ended July 31, 1998 was 36.1% of net sales compared to 31.9% for the same period one year ago, and 35.3% compared to 31.3% for the six month periods ended July 31, 1998 and 1997 respectively. This improvement in gross margin is a result of a change in the product mix towards higher margin items, the decline in sales of FED and the continued improvement resulting from operational efficiencies through the integration of the various acquisitions of the Company.

Selling and marketing expenses totaled $4.4 million, or 21.5% of net sales for the three month period ended July 31, 1998, compared to $5.0 million, or 15.4% of net sales for the same period a year ago. For the six months ended July 31, 1998, selling and marketing expenses were $8.8 million or 19.3% of net sales compared to $9.0 million or 13.9% of net sales for the six month ended July 31, 1997. The increase in these expenses as a percentage of net sales for both the three month and six month periods resulted from lower sales during each period. For the quarter ended July 31, 1998 included in the selling and marketing expenses were $200,000 in severance costs related to a reduction in the sales support staff. This reduction resulted from the shift in the Company's Network Access customer base of end-users to distributors. As the distributors receive their training directly from the Company, they are well equipped to address the needs of the end-users. As a result, the Company considered it's overall requirements for a related support staff to be diminished.

Engineering, research and development expenses totaled $2.7 million or 13.4% of net sales for the quarter ended July 31, 1998. This compares to $1.9 million, or 5.7% of net sales for the quarter ended July 31, 1997. For the six months ended July 31, 1998, engineering, research and development expenses were $5.0 million or 10.8% of net sales compared to $3.4 million or 5.2% of net sales for the same period a year ago. Included in these expenses for the quarter ended July 31, 1998 were $200,000 of costs related to the closure of the Company's Santa Barbara, California facility. For the balance of the fiscal year engineering, research and development expenses are expected to increase as the Company continues to invest in developing technology to address potential market opportunities. All the Company's research and development cost are expensed as incurred.

General and administrative expenses for the quarter ended July 31, 1998 were $4.2 million or 20.6% of net sales compared to $4.9 million or 15.0% of net sales for the same period a year ago. During the six month period ended July 31, 1998, general and administrative expenses were $8.4 million or 18.4% of net sales compared to $8.0 million or 12.2% for the same period ended July 31, 1997.

The reduction in the dollar amount of these expenses is related to the reduction of personnel as well as the elimination of duplicate services and expenditures, partially offset by a charge of $600,000 related to closing the Santa Barbara California Facility.

Other operating expenses for the three month period ended July 31, 1998 were $200,000 compared to $11.0 million for the same period last year. For the six months ended July 31, 1998, other operating expenses were $.4 million compared to $11.5 million for the six month period ended July 31, 1997. The expenses for both the three and six month periods ended July 31, 1998 reflect amortization of purchased technology and excess cost over net book value of assets acquired both of which resulted from acquisitions in prior years.

Other operating expenses of $11.0 million for the quarter ended July 31, 1997 included $200,000 of the amortization of purchased technology and excess cost over net book value of assets acquired, $5.8 million of valuation adjustments related to purchased technologies and assets, software capitalization valuation adjustments of $2.7 million, and $2.3 million related to the horizontal and vertical integration of the Company's acquisitions during prior fiscal years.

The operating loss for the quarter ended July 31, 1998 was $4.2 million. Included in this loss was approximately $1.0 million related to the closure of the Company's Santa Barbara facility plus costs associated with a labor force reduction. The labor force reduction included the reduction of sales support staff as discussed above plus staff reductions in the area of manufacturing and manufacturing support which reflects the Company's increased reliance on product out-sourcing. The operating loss for the quarter ended July 31, 1997 was $12.4 million, which reflected charges of $10.8 million in valuation adjustments related to purchased technologies and assets as well as the horizontal and vertical integration of the Company's acquisitions as described above.

Net other charges for the quarter ended July 31, 1998 remained relatively unchanged at $300,000. The $300,000 increase in net other charges for the six month period ended July 31, 1998 over the comparable period of the prior year was the result of a gain on disposal of fixed assets.

There was no provision for income taxes for the three month or six month ended July 31, 1998 or for the three month period ended July 31, 1997. There was a $16,000 income tax provision for the quarter ended April 30, 1997. The tax provision resulted from the operations of the Company's Far East Division. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to net operating loss carryforwards as provided by the Internal Revenue Code with respect to ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through a combination of debt and equity financing. At July 31, 1998, the Company's working capital was $9.1 million including $4.1 million in cash and cash equivalents including restricted cash of $2.2 million.

The Company's operating activities incurred a net cash flow deficit of $6.7 million during the six months ended July 31, 1998, as compared to a $300,000 operating cash flow deficit during the six months ended July 31, 1997. The increase in cash flows used by operations reflects the substantial decline in accounts payable partially offset by a decrease in accounts receivable.

Investing activities during the six months ended July 31, 1998 consisted primarily of purchases of property and equipment of $1.6 million and expenditures for software development costs capitalized of $1.1 million. During the six month period ended July 31, 1997 the Company's investing activities included $4.3 million in purchased of property and equipment, $2.4 million in expenditures for capitalized software development costs and $2.5 million of other receivables (including interest bearing advances to Asia Broadcasting Communications Network, Ltd.).

The financing activities of the Company during the six month period ended July 31, 1998 provided net cash flows of $9.5 million, including net proceeds of $7.4 million from the issuance of convertible preferred stock to an investment group led by a subsidiary of Credit Suisse First Boston and $2.0 million from the issuance of the Company's common stock. In addition, the Company increased its short term borrowings by $700,000. These cash inflows were offset by purchases of treasury stock and reduction to the Company's net long term debt. The financing activities of the Company during the six month period ended July 31, 1997 provided net cash inflow of $7.4 million, including $6.2 million of net proceeds of convertible preferred stock, $5.5 million from the issuance of common stock, and $1.3 million from increased short term borrowings partially offset by repayments of long term debt, acquisition liabilities and the liability due on cashless warrant exercise.

At July 31, 1998, the Company had various lines of credit totaling $28.3 million. Outstanding short term borrowings against these credit facilities was $13.2 million at July 31, 1998, a decline of $1.6 million from January 31, 1998.

During fiscal 1998 the Company commenced, for all of its systems, products and suppliers, a year 2000 date conversion project to address all necessary code changes, testing, implementation and exposure areas. The Company has completed its analysis of its internal information technology systems and product lines, and has ascertained that these systems and products are year 2000 compliant. Project completion is planned for the middle of 1999; the remaining cost of this project has not yet been determined, but it is not expected to be significant. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely on will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's results of operations or financial condition.

The Company is assisting its wholly owned subsidiary NETsilicon, Inc. ("NSI", formally Digital Products, Inc.) to complete an offering of NSI's common stock through a distribution of common stock purchase rights to holders of the Company's outstanding securities. After this offering, it is anticipated that the Company will own approximately 53% of the outstanding commons stock of NSI. The estimated minimum net proceeds of this offering of $12.8 million will be used to repay approximately $3.8 million owed to the Company and NSI's $2.5 million outstanding under its short term line of credit. The remaining funds will be used for NSI's product development, marketing, capital expenditures, working capital and general corporate purposes.

The Company believes it has sufficient working capital to meet its planned level of operations for fiscal 1999. However, there can be no assurance that the Company's working capital requirements for fiscal 1999 will not exceed the Company's ability to generate sufficient cash internally to support its requirements. Should cash requirements exceed internally generated cash, the Company will need to obtain capital from external sources. The Company cannot give any assurances that sufficient capital, at terms acceptable to the Company, will be available when needed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued several SFAS effective for fiscal years beginning after December 15, 1997 including, SFAS No. 129 "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", and SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". The adoption of these standards has had no material effects, if any, on Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption of SFAS 133 to have a material impact, if any, on its results of operations, financial position or cash flows.

OTHER MATTERS

From time to time the Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that none of these proceedings will have a material adverse impact on the financial condition or results of operations of the Company.


FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The networking and bandwidth aggregation industry is subject to fluctuation and the declines recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption; carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.


FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result, "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to introduce Dense Wavelength Division Multiplexing (DWDM), Network Management, Optical Networking Equipment, Gigabit Ethernet, scaleable remote access servers with broad practical support and aggregation possibilities, and the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions. Further reference should be made to the "Risk Factors" section contain in Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates and foreign exchange currency exchange rates. The Company believes that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short term financing have not had a significant impact on the Company's sales, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short term interest rates will not have a material adverse effect on the Company's operating results in the future.

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

ITEM 2:   CHANGES IN SECURITIES

          On May 14, 1998 the Company issued 8,000 shares of its series C preferred stock to two investors receiving $7,420,000 net proceeds to be used for general corporate purposes. This sale was made without general solicitation or advertising and no underwriters received fees in connection with this security sale. The purchasers were all accredited investors or sophisticated investors with access to all relevant information necessary. The shares were issued pursuant to exemptions from registration under Rules 505 and 506 of Regulation D and Section 4(2) of the Securities Exchange Act of 1933. The Company has filed a Registration Statement on Form S-3 covering the resale of the common shares issuable upon conversion of these preferred shares.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

The Company held its annual meeting on June 29, 1998 to vote upon the following matters:

1. Election of the Board of Directors
2. Approve the appointment of BDO Seidman, LLP as the Company's independent auditors

The following table summarizes the results of the voting at the meeting:

                                                                                                Broker
                                            Votes For         Votes Against     Abstentions    Non-Votes
           Director Nominees:
           Par Chadha                       5,705,766         469,408           0                0
           Leonard N. Hecht                 5,724,757         450,417           0                0
           Humbert B. Powell III            5,724,757         450,417           0                0
           Xin Cheng                        5,724,740         450,433           0                0
           Renn Zaphiropoulos               5,723,899         451,274           0                0

           Auditor appointment              6,109,774          43,411           21,988           0



ITEM 5:   OTHER INFORMATION
          Not Applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


          A.    Exhibits

                20 Consolidated Financial Statements for the Quarter Ended July 31, 1998
                                  (included in Part I, Item 1)

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


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:  /s/ John H. Gorman                     Date: September 14, 1998
   -------------------------------
   John H. Gorman,
   Chief Financial Officer