Form 10-Q
period 1998-10-31
OSICOM TECHNOLOGIES INC
filed 1998-12-15
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1998

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

                     Common Stock, $.30 par value per share,
              Outstanding: 8,711,869 shares at December 14, 1998.

This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheet at October 31, 1998 and Consolidated
           Balance Sheet at January 31, 1998                                                   3

         Unaudited Consolidated Statements of Operations for the Three and Nine Months
           ended October 31, 1998 and 1997                                                     4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
           October 31, 1998 and 1997                                                           5

         Notes to Consolidated Financial Statements                                         6-11


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations/Comparison of the Three and Nine Months ended
            October 31, 1998 and 1997                                                        12

         Liquidity and Capital Resources                                                     13

         Impact of Recent Accounting Pronouncements                                          15

         Other Matters                                                                       15

         Fluctuations in Revenue and Operating Results                                       15

         Forward-Looking Statements - Cautionary Statement                                   15

ITEM 3:  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK                                                                         16

PART II:  OTHER INFORMATION                                                               17-18

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

===============================================================================================================================
                                                                                        OCTOBER 31, 1998       JANUARY 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
       CASH AND EQUIVALENTS                                                                   $  1,250             $  1,912
       RESTRICTED CASH                                                                           2,515                2,159
       ACCOUNTS RECEIVABLE, NET                                                                 17,783               19,286
       INVENTORY, NET                                                                           19,859               21,922
       PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                 4,434                5,319
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                                               45,841               50,598
-------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                     16,563               17,008
-------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
       PURCHASED TECHNOLOGY, NET                                                                 1,859                2,138
       EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                              6,381                6,743
       CAPITALIZED SOFTWARE, NET                                                                 4,979                4,144
       OTHER ASSETS                                                                              9,330                9,056
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER ASSETS                                                                 22,549               22,081
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  $ 84,953             $ 89,687
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       SHORT-TERM DEBT                                                                        $ 16,402             $ 14,905
       CURRENT MATURITIES OF LONG TERM DEBT                                                        666                  742
       ACCOUNTS PAYABLE                                                                         16,499               21,768
       ACCRUED LIABILITIES                                                                       5,852                4,628
       OTHER CURRENT LIABILITIES                                                                   813                  913
       INCOME TAXES PAYABLE                                                                         --                  339
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                                                          40,232               43,295
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                     3,052                3,294
DEFERRED INCOME TAXES                                                                              378                  378
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                                  43,662               46,967
-------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.01 PAR VALUE; CUMULATIVE DIVIDENDS; LIQUIDATION
             PREFERENCE $12,738 INCLUDING ACCUMULATED DIVIDENDS                                      1                    1
       COMMON STOCK, $.30 PAR VALUE; 16,667 SHARES AUTHORIZED; 8,779 SHARES ISSUED
             8,699 SHARES OUTSTANDING AT OCTOBER 31, 1998; 6,896 SHARES ISSUED AND
             6,892 SHARES OUTSTANDING AT JANUARY 31, 1998                                        2,634                2,069
       ADDITIONAL PAID-IN CAPITAL                                                               83,242               74,003
       ACCUMULATED DEFICIT                                                                     (44,062)             (33,331)
       TREASURY STOCK, AT COST; 80 SHARES AND 22 SHARES AT OCTOBER 31, 1998 AND
             JANUARY 31, 1998, RESPECTIVELY                                                       (524)                 (22)
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                                         41,291               42,720
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 84,953             $ 89,687
===============================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

============================================================================================================================



                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         OCTOBER 31                       OCTOBER 31
                                                                  ------------------------          ------------------------
                                                                    1998            1997             1998             1997
----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                          19,035         $ 23,350         $ 64,903         $ 88,631

COST OF SALES                                                      12,092           15,910           41,791           60,778
----------------------------------------------------------------------------------------------------------------------------
             GROSS PROFIT                                           6,943            7,440           23,112           27,853
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
       SELLING AND MARKETING                                        4,071            4,433           12,906           13,521
       ENGINEERING, RESEARCH AND DEVELOPMENT                        2,466            1,944            7,433            5,317
       GENERAL AND ADMINISTRATIVE                                   3,384            4,912           11,831           12,849
       OTHER OPERATING EXPENSES                                       213              349              639           11,842
----------------------------------------------------------------------------------------------------------------------------
             TOTAL OPERATING EXPENSES                              10,134           11,638           32,809           43,529
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                               (3,191)          (4,198)          (9,697)         (15,676)
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
       INVESTMENT INCOME                                               98              115              298              368
       INTEREST EXPENSE                                              (552)            (567)          (1,562)          (1,531)
       GAIN (LOSS) ON DISPOSAL OF ASSETS                               --               (2)              --              424
       OTHER INCOME (CHARGES)                                          57               46              230              (11)
----------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER INCOME (CHARGES)                            (397)            (408)          (1,034)            (750)
----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                           (3,588)          (4,606)         (10,731)         (16,426)

PROVISION FOR INCOME TAXES                                             --               --               --               16
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  (3,588)        $ (4,606)        $(10,731)        $(16,442)
============================================================================================================================


LOSS PER COMMON SHARE

       ACCRUED UNDECLARED DIVIDENDS                                    38               38              113              113

NET INCOME (LOSS) APPLICABLE
       TO COMMON SHARES                                            (3,626)        $ (4,644)        $(10,844)        $(16,555)
============================================================================================================================

       BASIC
             WEIGHTED AVERAGE COMMON SHARES
                    OUTSTANDING  (RESTATED, IN THOUSANDS)           7,687            5,449            7,289            4,490

             NET INCOME (LOSS) PER COMMON SHARE:                    (0.47)        $  (0.85)        $  (1.49)        $  (3.69)
============================================================================================================================

       DILUTED
             WEIGHTED AVERAGE COMMON SHARES
                    OUTSTANDING  (RESTATED, IN THOUSANDS)           7,687            5,449            7,289            4,490

             NET INCOME (LOSS) PER COMMON SHARE:                    (0.47)        $  (0.85)        $  (1.49)        $  (3.69)
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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

==================================================================================================================

                                                                                           NINE MONTHS ENDED
                                                                                              OCTOBER 31
                                                                                      ----------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

          NET LOSS                                                                    $(10,731)        $(16,442)
------------------------------------------------------------------------------------------------------------------

          ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
            ACTIVITIES:
                          INTANGIBLE ASSETS VALUATION ALLOWANCES                            --            8,530
                          DEPRECIATION AND AMORTIZATION                                  4,035            3,365
                          ACCOUNT AND NOTE RECEIVABLE RECOVERIES                            --              157
                          EXPENSES PAID THROUGH ISSUANCES OF SECURITIES                    266              859
                          GAIN ON DISPOSALS OF FIXED ASSETS                                 --             (419)
                  CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF BUSINESS
                    ENTITY ACQUISITIONS:
                                  INCREASE IN RESTRICTED CASH                             (356)            (376)
                                  DECREASE IN ACCOUNTS RECEIVABLE                        1,497            3,029
                                  DECREASE IN INVENTORIES                                2,063              586
                                  DECREASE IN OTHER CURRENT ASSETS                         688               20
                                  DECREASE IN ACCOUNTS PAYABLE                          (5,267)          (2,098)
                                  INCREASE IN ACCRUED EXPENSES                           1,230            3,242
                                  DECREASE IN OTHER CURRENT LIABILITIES                   (440)            (109)
------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (7,015)             344
------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
          PURCHASE OF PROPERTY AND EQUIPMENT                                            (2,173)          (5,358)
          CAPITALIZED SOFTWARE DEVELOPMENT COSTS                                        (1,610)          (3,280)
          PROCEEDS FROM DISPOSAL OF FIXED ASSETS                                            --              729
          OTHER ASSETS                                                                       4             (198)
          CASH OUTLAYS FOR ACQUIRED COMPANIES IN EXCESS OF CASH ACQUIRED                    --              (14)
          OTHER RECEIVABLES                                                                 --           (2,408)
------------------------------------------------------------------------------------------------------------------
                  NET CASH USED IN INVESTING ACTIVITIES                                 (3,779)         (10,529)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          PROCEEDS FROM ISSUANCE OF CONVERTIBLE PREFERRED STOCK                          7,420            6,175
          PROCEEDS FROM ISSUANCE OF COMMON STOCK                                         1,989            6,556
          PROCEEDS FROM ISSUANCE OF SHORT-TERM DEBT, NET OF REPAYMENTS                   1,497               21
          PROCEEDS FROM LONG TERM DEBT                                                     895               --
          REPAYMENT OF LONG-TERM DEBT                                                     (803)            (407)
          REPAYMENT OF ACQUISITION LIABILITIES                                              --           (3,274)
          REPAYMENT OF LIABILITY DUE ON CASHLESS WARRANT EXERCISE                           --           (1,567)
          PROCEEDS FROM STOCK OPTION EXERCISES                                              --               63
          PURCHASE OF TREASURY STOCK                                                      (569)              --
          OTHER                                                                           (297)            (174)
------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                             10,132            7,393
------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (662)          (2,792)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          1,912            4,055
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $  1,250         $  1,263
==================================================================================================================

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

               The accompanying financial data as of October 31, 1998 and January 31, 1998, for the quarters and nine months ended October 31, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1998 balance sheet was derived from audited financial statements. However, the Company believes that the disclosure are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of management, all adjustments, which were normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of October 31, 1998 and for the quarter and nine months ended October 31, 1998, have been made. The results of operations for the quarter and nine months ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

EARNINGS PER SHARE

               The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires dual presentation of basic and diluted earnings per shares ("EPS") on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the quarter and nine months ended October 31, 1998 and 1997 as they would be anti-dilutive.

               The Company has restated all prior period per share data presented as required by SFAS No. 128. There was no effect from the restatement on either basic or diluted EPS for the quarter and nine months ended October 31, 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

               All references in the financial statement to common share and per share data give affect to the three for one stock split effective July 24, 1998.

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


BALANCE SHEET DETAIL

               Inventories at October 31, 1998 and January 31, 1998 consist of:

                                  October 31, 1998      January 31, 1998

Raw material                          $14,105               $17,470
Work in process                         6,544                 6,045
Spare parts                               248                   432
Finished goods                          3,369                 2,859
                                      -------               -------
                                       24,266                26,806
Less: Valuation reserve                 4,407                 4,884
                                      -------               -------
                                      $19,859               $21,922
                                      =======               =======


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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



               The Company has outstanding the following shares of preferred stock:

                                        Shares                 Par                Liquidation
                                      Outstanding             Value               Preference
                                      -----------             -----               ----------
Series A                                  2,500                    $1                $2,500
Accrued, unpaid dividends                                                               925
Series C                                  6,460                    --                 6,460
Series D                                  2,853                    --                 2,853
                                        -------               -------               -------
                                         11,813                    $1               $12,738
                                        =======               =======               =======

               In May 1998, the Company issued 8,000 shares of Series C preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $7,420. The Series C Preferred Stock does not bear dividends and the holders are not entitled to vote. Each share of Series C Preferred Stock is convertible into common shares at the earlier of 90 days from issuance or the date the underlying common shares issuable upon conversion are registered. For any conversion before November 11, 1998 the conversion price is the lesser of
(i) 86% of the average of the three lowest closing bid prices for the common stock during the 22 days immediately prior to conversion, and (ii) 200% of the average closing bid price for the common stock during the 22 days immediately prior to the May 14, 1998 issuance date (or $7.99 on a post reverse split basis). The conversion price after November 10, 1998 is the lesser of (i) above,
(ii) above, and the average closing bid price for the common stock during the period of 22 trading days immediately prior to November 10, 1998 ($5.81). Any shares of Series C preferred stock unconverted as of May 14, 2001 are subject to mandatory conversion at the then conversion price. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of Osicom. Osicom has the right to redeem the then outstanding shares of Series C Preferred Stock at 116.28% of face value if the average closing bid price for the common stock is less than $10.50 during any period of ten consecutive trading days.

               On November 6, 1998, the Company notified the holder of 2,760 shares of the Series C preferred stock that it had assigned the Company's right to redeem 2,000 of the shares to a non-affiliate and that the Company intended to redeem the remaining 760 shares. The holder disputed the Company's right of assignment and redemption and filed a lawsuit against the Company. On December 3, 1998, in resolution of that dispute, the Company withdrew its notice of redemption with respect to the 760 shares, and agreed to convert the redemption value of these shares at the conversion price in effect of $5.81 into 151,738 shares of the Company's common stock. Additionally, the holder agreed to transfer its remaining 2,000 shares of Series C preferred stock to the new holder in return for the new holder's payment of $2,500.

               In consideration of the $2,500 paid by the new holder, and in consideration for the acceptance of new terms with respect to the conversion and other features of the Series C preferred stock, the Company has agreed to issue an additional 500 shares of Series C preferred stock to the new holder. The new terms include a conversion price which is the lesser of $8.53 or 86% of the average closing bid for the five days immediately preceding conversion, limitation on conversions during the 150 days following registration of the underlying common shares, and the ability of the Company to delay conversions at prices below $5.00 in return for 1% cash payments per month.

               During the quarter ended October 31, 1998 the Company issued 767,131 shares of common stock in conversions of 1,540 shares of Series C preferred stock.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



OTHER CAPITAL STOCK TRANSACTIONS

               In July 1998, approval was granted for a three for one stock split effective July 24, 1998. The effect of this change was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

               In April 1998, the Company issued 203,999 common shares receiving net proceeds of $1,989. The holders have the right during the quarter to request additional shares ("price adjustment shares") to be issued by the Company to the extent that 86% of the ten day average trading price of the shares issued in respect to this transaction is below $9.80 per share at the time of the request; such request may be made only once with respect to the original shares which have been continuously held by the holder from the original issue date. During the quarters ended July 31 and October 31, 1998 the Company issued 431,951 shares pursuant to such requests and no original shares remain for which price adjustment shares may be requested by the holder. If the market value of the common stock had been greater than $15.00 per share on the 150th day from issue the holder would have been required to return a portion of shares not previously price adjusted to the Company for cancellation or to make an additional cash payment.

               In June 1998, the Company issued 274,888 shares of its common stock in complete conversion of the outstanding Series B preferred stock.

               In September and October 1998, the Company issued 143,115 shares of its common stock in complete conversion of the outstanding convertible debentures.


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

               At October 31, 1998 there were 1,364,240 shares under option at prices varying from $3.00 to $42.00 per share. As of April 30, 1998 employees were allowed to elect to re-price their most recent grant only to an exercise price of $15.9375 on a post reverse split basis. Upon the condition that such re-priced options will not be exercisable unless the closing price as reported by Nasdaq for the Company's common stock is $30.00 per share or greater. Employees holding 213,230 options with exercise prices varying from $19.32 to $45.00 elected to have their options re-priced.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



EARNINGS PER SHARE CALCULATION

               The following data show the amounts used in computing basic earnings per share for the quarters and nine months ended October 31, 1998 and 1997.

                                        Three Months Ended October 31,         Nine Months Ended October 31,
                                          1998                  1997              1998                   1997
Net loss                                $    (3,588)       $    (4,606)       $   (10,731)       $   (16,442)
Less: preferred dividends                       (38)               (38)              (113)              (113)
                                        -----------        -----------        -----------        -----------
Net loss available to common
   shareholders used in basic EPS       $    (3,626)       $    (4,644)       $   (10,844)       $   (16,555)
                                        ===========        ===========        ===========        ===========

Average number of common shares
   used in basic EPS                      7,686,551          5,449,204          7,289,189          4,490,470
                                        ===========        ===========        ===========        ===========

               The Company had a net loss for the quarters and nine months ended October 31, 1998 and 1997. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock had such securities been dilutive:

                                                            Three Months Ended October 31,        Nine Months Ended October 31,
                                                                   1998         1997                    1998           1997
                                                              ---------        --------             ---------         ---------
               Net loss available to common
                  shareholders used in basic EPS               $ (3,626)       $ (4,644)            $ (10,844)        $ (16,555)
               Interest on convertible debt (net of tax)              9              11                    31                33
                                                              ---------        --------             ---------         ---------
               Net loss available to common
                  shareholders used in basic EPS               $ (3,617)       $ (4,633)            $ (10,813)        $ (16,522)
                                                                 ======          ======             =========         +========

               Average number of common shares
                  used in basic EPS                           7,686,551       5,449,204             7,289,189         4,490,470
               Effect of dilutive securities:
                  Shares issuable pursuant to
                  contracts that may be settled in
                  stock                                               -          47,094                57,346            32,280
                  Convertible preferred stock                 2,188,041         422,431               837,557           368,703
                  Convertible debentures                        139,344          41,445                79,106            28,408
                  Stock benefit plans                             4,022          99,194                68,519           247,062
                  Warrant exercises                                   -           6,315                 3,417            64,840
                                                              ---------       ---------             ---------         ---------
               Average number of common shares
                  and dilutive potential common
                  stock used in diluted EPS                  10,017,958       6,065,683             8,335,134         5,231,763
                                                             ==========       =========             =========         =========

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

               Income per share for the quarter and nine months ended October 31, 1997 has been restated to give effect to the application of SFAS 128 which was adopted by the Company for periods ending after December 15, 1997. There was no effect from the restatement on either basic or diluted EPS for the quarter and nine months ended October 31, 1997.

 OSICOM TECHNOLOGIES, INC.
 AND SUBSIDIARIES

 SUPPLEMENTAL FINANCIAL DATA
 (IN THOUSANDS)

================================================================================================================================
                                               NETWORK     EMBEDDED      TRANS-      FAR     SUBTOTAL       INTER         TOTAL
                                                ACCESS      NETWORK     MISSION     EAST                   DIVISION
                                                                                                         ELIMINATIONS
--------------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED OCTOBER 31, 1998:

       NET SALES                               $ 7,204     $ 3,016     $ 3,873     $ 5,860     $19,953     $  (918)     $19,035

       COST OF SALES                             4,000       2,047       2,129       4,834      13,010        (918)      12,092
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $ 3,204     $   969     $ 1,744     $ 1,026     $ 6,943     $    --      $ 6,943
================================================================================================================================
       GROSS MARGIN                              44.5%       32.1%       45.0%       17.5%       34.8%                     36.5%
================================================================================================================================


 THREE MONTHS ENDED JULY 31, 1998:

       NET SALES                               $ 8,513     $ 3,199     $ 3,389     $ 6,028     $21,129     $  (809)     $20,320

       COST OF SALES                             4,650       1,497       2,213       5,429      13,789        (809)      12,980
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $ 3,863     $ 1,702     $ 1,176     $   599     $ 7,340     $    --      $ 7,340
================================================================================================================================
       GROSS MARGIN                               45.4%       53.2%       34.7%        9.9%       34.7%                    36.1%
================================================================================================================================


 THREE MONTHS ENDED APRIL 30, 1998:

       NET SALES                               $ 7,996     $ 2,185     $ 4,607     $11,310     $26,098     $  (550)     $25,548

       COST OF SALES                             4,240       1,037       2,280       9,712      17,269        (550)      16,719
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $ 3,756     $ 1,148     $ 2,327     $ 1,598     $ 8,829     $    --      $ 8,829
================================================================================================================================
       GROSS MARGIN                               47.0%       52.5%       50.5%       14.1%       33.8%                    34.6%
================================================================================================================================


 THREE MONTHS ENDED OCTOBER 31, 1997:

       NET SALES                               $10,320     $   891     $ 3,133     $ 9,524     $23,868     $  (518)     $23,350

       COST OF SALES                             5,690         442       2,219       8,077      16,428        (518)      15,910
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $ 4,630     $   449     $   914     $ 1,447     $ 7,440     $    --      $ 7,440
================================================================================================================================
       GROSS MARGIN                               44.9%       50.4%       29.2%       15.2%       31.2%                    31.9%
================================================================================================================================


 NINE MONTHS ENDED OCTOBER 31, 1998:

       NET SALES                               $23,713     $ 8,400     $11,869     $23,198     $67,180     $(2,277)     $64,903

       COST OF SALES                            12,890       4,581       6,622      19,975      44,068      (2,277)      41,791
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $10,823     $ 3,819     $ 5,247     $ 3,223     $23,112     $    --      $23,112
================================================================================================================================
       GROSS MARGIN                               45.6%       45.5%       44.2%       13.9%       34.4%                    35.6%
================================================================================================================================


 NINE MONTHS ENDED OCTOBER 31, 1997:

       NET SALES                               $32,566     $ 6,065     $ 8,283     $43,115     $90,029     $(1,398)     $88,631

       COST OF SALES                            17,638       3,187       5,246      36,105      62,176      (1,398)      60,778
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                            $14,928     $ 2,878     $ 3,037     $ 7,010     $27,853     $    --      $27,853
================================================================================================================================
       GROSS MARGIN                               45.8%       47.5%       36.7%       16.3%       30.9%                    31.4%
================================================================================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to the Company's Form 10-KSB for the year ended January 31, 1998.


RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED OCTOBER 31, 1998 AND 1997

Net sales of the Company for the quarter ended October 31, 1998 were $19.0 million compared to $23.4 million for the quarter ended October 31, 1997. For the nine months period ended October 31, 1998, net sales were $64.9 million compared to $88.6 million for the same period one year ago. This decline in net sales is primarily attributable to the Company's Far East operation which experienced a reduction in net sales of $3.7 million and $19.9 million for the three month and nine month periods, respectively. This reduction is attributable to both the continuing unfavorable economic conditions in Asia and the Pacific Rim, as well as the reliance on a single customer in the past. Approximately a year ago, this customer began the process of reducing orders for its hub and transceiver products leading to the significant decline in revenues. The Company is managing the Far East operation's transition away from reliance on this single customer by actively pursuing a broader customer base and extending its business into the development of new, proprietary product lines. The remaining $3.8 million decline in net sales from the nine months ended October 31, 1997 to the nine months ended October 31, 1998 resulted from the $8.9 million decline in net sales by the Network Access operation partially offset by the continuing growth from new product introductions in Embedded Network and Transmission operations.

Gross profit for the quarter ended October 31, 1998 was $6.9 million compared to $7.4 million for the quarter ended October 31, 1997. For the nine month period ended October 31, 1998, gross profit was $23.1 million compared to $27.9 million for the same period one year ago. This decline in gross profit for both the three and nine month periods relates directly to the decline in net sales discussed previously. The gross margin for the three month period ended October 31, 1998 was 36.5% of net sales compared to 31.9% for the same period one year ago, and 35.6% compared to 31.4% for the nine month periods ended October 31, 1998 and 1997 respectively. This improvement in gross margins reflects the change in the product mix towards the higher margin items sold by the Transmission, Embedded Network and Network Access operations from the predominantly OEM products sold by the Far East operation. In a period of declining sales, the Far East operation improved its gross margin to 17.5% for the quarter ended October 31, 1998 from 15.2% for the same period one year ago through shipments of new orders with higher gross margins and continued improvements resulting from operational efficiencies through the integration of the various acquisitions of the Company.

Selling and marketing expenses totaled $4.1 million, or 21.4% of net sales for the three month period ended October 31, 1998, compared to $4.4 million, or 19.0% of net sales for the same period a year ago. For the nine months ended October 31, 1998, selling and marketing expenses were $12.9 million or 19.9% of net sales compared to $13.5 million or 15.3% of net sales for the nine months ended October 31, 1997. The increase in these expenses as a percentage of net sales for both the three month and nine month periods resulted from lower sales during each period. The dollar amount of these expenses declined from the prior year as a result of cost reduction initiatives implemented in the second quarter of this year as well as developing more efficient sales channels through a shift in the Company's Network Access customer base of end-users to distributors. Since the distributors receive their training directly from the Company, they are well equipped to address the needs of the end-users. As a result, the Company was able to reduce the technical support staff without affecting the quality customer service.

Engineering, research and development expenses totaled $2.5 million or 13.0% of net sales for the quarter ended October 31, 1998. This compares to $1.9 million, or 8.3% of net sales for the quarter ended October 31, 1997. For the nine months ended October 31, 1998, engineering, research and development expenses were $7.4 million or 11.4% of net sales compared to $5.3 million or 6.0% of net sales for the same period a year ago. The increase in these expenses as a percentage of net sales for both the three month and nine month periods resulted from lower sales during each period. The increase in the dollar amount of engineering, research and development expenses reflects the Company's efforts to introduce three new families of products primarily through the internal development of new technologies. The Company will continue to invest in the development of technologies to address potential market opportunities as they arise. All the Company's research and development costs are expensed as incurred.

General and administrative expenses for the quarter ended October 31, 1998 were $3.4 million or 17.8% of net sales compared to $4.9 million or 21.0% of net sales for the same period a year ago. During the nine month period ended October 31, 1998, general and administrative expenses were $11.8 million or 18.2% of net sales compared to $12.8 million or 14.5% for the same period ended October 31, 1997. The decline in expenses from the prior year quarter resulted primarily from cost reduction initiatives implemented in the second quarter of last year including reductions in personnel. The decline in the expenses for the nine month period resulted from both cost reduction initiatives as well as reductions in legal fees and costs associated with the settlement of the lawsuit against Builders Warehouse Association, Inc.

Other operating expenses for the three month period ended October 31, 1998 were $200,000 compared to $300,000 for the same period last year. For the nine months ended October 31, 1998, other operating expenses were $600,000 compared to $11.8 million for the nine month period ended October 31, 1997. These expenses for nine month periods ended October 31, 1998 reflect amortization of purchased technology and excess cost over net book value of assets acquired both of which resulted from acquisitions in prior years. For the nine months ended October 31, 1997 other operating expenses included amortization of purchased technology and excess cost over net book value of assets acquired ($1.1 million), capitalized software costs valuation adjustments ($2.7 million), costs related to the horizontal and vertical integration of the Company's acquisitions during fiscal 1997 ($2.3 million) as well as valuation allowances recorded against purchased intangibles including purchased technology ($4.6 million), customer lists ($812,000), excess cost over net book value of assets acquired ($233,000) and other intangible assets ($82,000).

The operating loss for the quarter ended October 31, 1998 was $3.2 million compared to an operating loss of $4.2 million for the same period last year. This decline in the loss from operations was achieved through the cost reduction initiatives of the Company as well as reductions in legal fees and costs which more than fully offset the impact of the 18.5% decline in net sales for the period. The operating loss for the nine month period ended October 31, 1998 declined to $9.7 million from $15.7 million for the same period a year ago.
This reduction is attibutable to the decline in other operating expenses discussed previously and the Company's cost reduction initiatives partially offset by the decline in gross profit and increased engineering, research and development expenses.

Net other charges for the quarter ended October 31, 1998 remained relatively unchanged at $400,000. The $300,000 increase in net other charges for the nine month period ended October 31, 1998 over the comparable period of the prior year was the result of a gain on disposal of fixed assets.

There was no provision for income taxes for the three month or nine month ended October 31, 1998. There was no provision for income taxes for the three month period ended October 31, 1997. There was a $16,000 income tax provision for the quarter ended April 30, 1997. The tax provision resulted from the operations of the Company's Far East operation. The Company has carryforwards of domestic federal net operating losses which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to net operating loss carryforwards as provided by the Internal Revenue Code with respect to ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through a combination of debt and equity financing. At October 31, 1998, the Company's working capital was $5.6 million including $3.8 million in cash and cash equivalents including restricted cash of $2.5 million.

The Company's operating activities incurred a net cash flow deficit of $7.0 million during the nine months ended October 31, 1998, as compared to a $344,000 operating cash inflow during the nine months ended October 31,

1997. The increase in cash flows used by operations reflects the substantial decline in accounts payable partially offset by a decrease in accounts receivable and inventories.

Investing activities during the nine months ended October 31, 1998 consisted primarily of purchases of property and equipment of $2.2 million and expenditures for software development costs capitalized of $1.6 million. During the nine month period ended October 31, 1997 the Company's investing activities included $5.4 million in purchased of property and equipment, $3.3 million in expenditures for capitalized software development costs and $2.4 of other receivables (including interest bearing advances to Asia Broadcasting Communications Network, Ltd.).

The financing activities of the Company during the nine month period ended October 31, 1998 provided net cash flows of $10.0 million, including net proceeds of $7.4 million from the issuance of convertible preferred stock to an investment group led by a subsidiary of Credit Suisse First Boston and $2.0 million from the issuance of the Company's common stock. In addition, the Company increased its short term borrowings by $1.5 million. These cash inflows were offset by purchases of treasury stock and repayments of the Company's long term debt. The financing activities of the Company during the nine month period ended October 31, 1997 provided net cash inflow of $7.4 million, including $6.2 million of net proceeds of convertible preferred stock, $6.5 million from the issuance of common stock, partially offset by repayments of long term debt, acquisition liabilities and the liability due on cashless warrant exercise.

At October 31, 1998, the Company had various lines of credit totaling $27.5 million. Outstanding short term borrowings against these credit facilities was $16.4 million at October 31, 1998, a increase of $1.5 million from January 31, 1998. These credit facilities include $18.0 million provided by Coast Business Credit, a division of Southern Pacific Bank, an asset based lender, collateralized by accounts receivable, inventory and equipment and $9.5 million provided by various financial institutions in the Far East collateralized by the Far East operation's leasehold land and buildings, fixed bank deposits and inventories.

During fiscal 1998 the Company commenced, for all of its systems, products and suppliers, a year 2000 date conversion project to address all necessary code changes, testing, implementation and exposure areas. The Company (i) has completed a review of its internal information programs and has identified those systems that are not compliant, (ii) has completed a review of its product lines and has ascertained that is products are year 2000 compliant, and (iii) is surveying all vendors and customers for year 2000 compliance and the results are not yet complete. Project completion is planned for July, 1999; the cost of this project is currently estimated to be approximately $400,000 but the final cost has not yet been determined. The Company expects its Year 2000 date conversion project to be completed on a timely basis. However, although the Company believes that its systems will be Year 2000 compliant, the Company utilizes third-party equipment and software in a variety of its activities including management and engineering systems that may not be Year 2000 compliant. Failure of such third party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet established a contingency plan in the event that it or its customers or vendors cannot correct the Year 2000 problem.

The Company is assisting its wholly owned subsidiary NETsilicon, Inc. ("NSI", formally Digital Products, Inc.) to complete an initial public offering of NSI's common stock. The estimated net proceeds from this offering will be used to repay approximately $5.2 million owed to the Company, $1.7 million outstanding under its short term line of credit and the remaining funds will be used for NSI's product development, marketing, capital expenditures, working capital and general corporate purposes.

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

In August 1998, the Company settled its claims against the original defendants in the class action case against Builders Warehouse Association, Inc. ("BW"). This case was related to events and actions in 1993 and 1994 and was asserted against the Company subsequent to BW's merger with the Company; none of the officers and directors of the Company were associated with BW during the period for which the litigation was filed. In the settlement agreement between the Company and plaintiffs allowed Osicom to assert the claims brought by the plaintiffs against the original defendants in the action which included the former directors of BW, former officers of BW and financial and public relations advisors to BW. The Company received cash payments from the original defendants of $315,000 during the quarter ended October 31, 1998.


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


FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result, "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions. Further reference should be made to the "Risk Factors" section contain in Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

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

               In August 1998, the Company settled its claims against the original defendants in the class action case against Builders Warehouse Association, Inc. ("BW"). This case was related to events and actions in 1993 and 1994 and was asserted against the Company subsequent to BW's merger with the Company; none of the officers and directors of the Company were associated with BW during the period for which the litigation was filed. In the settlement agreement between the Company and plaintiffs allowed Osicom to assert the claims brought by the plaintiffs against the original defendants in the action which included the former directors of BW, former officers of BW and financial and public relations advisors to BW. The Company received cash payments from the original defendants of $315,000 during the quarter ended October 31, 1998.


ITEM 2:        CHANGES IN SECURITIES

               None


ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5:        OTHER INFORMATION

               Not Applicable

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K


               A. Exhibits

                  20 Consolidated Financial Statements for the Quarter Ended October 31, 1998 (included in Part I, Item 1)

                  27                    Financial Data Schedule



               B. Reports on Form 8-K

                   August 5, 1998       Customer lease financing agreement with
                                        Transamerica Vendor Financial
                                        Corporation

                   September 30, 1998   Board of Directors authorization to
                                        management to explore sale of Far East
                                        operations, initial public offering of
                                        Transmission and Network Access
                                        operations and distribution of shares in operating units to shareholders.
                                        Management changes.

                   December 3, 1998     Assignment of redemption of Series C
                                        Preferred Stock

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:  /s/ CHRISTOPHER E. SUE                        Date: December 15, 1998
     ----------------------------------
     Christopher E. Sue,
     Vice President of Finance
     Principal Accounting Officer