Form 10-K
period 1999-01-31
OSICOM TECHNOLOGIES INC
filed 1999-05-03
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1999
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number: 0-15810

                           OSICOM TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

                       New Jersey                                           22-2367234
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)
              2800 28th  Street, Suite 100
                Santa Monica, California                                      90405
        (Address of principal executive offices)                            (Zip Code)

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.30                             Nasdaq
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes      No  X
               ---     ---

The Registrant's revenues for its most recent fiscal year were $94,949,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 30, 1999 was $107,458,000.

Number of shares outstanding of the Registrant's only class of common stock as of April 30, 1999 (the latest practicable date): 8,973,339.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 1999 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business - Forward Looking Statements - Cautionary Statement" and "Business - Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

Item 1.     Description of Business

We are a leading designer, manufacturer and marketer of optical networking products for use in intra-city (also known as "metropolitan" or "metro") networks. Our products are used by telecommuni-cation, Internet and cable TV service providers, and also installed in interoffice, corporate and campus network environments to provide both transport within and access to these networks. Other key businesses include embedded networking, which provides system-on-silicon solutions to original equipment manufacturers, network access and wireless access.

Understanding Our Market

(A glossary can be found on page 22 for technical terms used throughout this document.)

When we use the word "network," we generally mean a system of computers, computer peripherals, telephones or televisions all connected via copper wire or fiber optic cable. The Internet and the "intranets" through which the employees of many large companies communicate are examples of networks, as is the cable system through which you may receive TV broadcasts at home.

Networks allow bits of information (for example, e-mail messages, video images, text documents, audio files) to be sent and received by their users. For illustrative purposes, a network is like a highway and the bits of information are like the cars that travel on that highway. Each bit of information enters the network at a particular point, travels through the network until it reaches its destination, then exits. As we noted above, our networking products provide "transport" and "access." Our transport products allow networks to increase their capacity for carrying information. Following our highway example, then, we could say that our transport products add more lanes to the highway, thereby making it possible for more cars to travel on it, and at greater speeds.

Our network access products enable users to connect to their networks. These products also specifically address the desire of network users to take advantage of the greater speeds made possible by the transport products that other vendors and we provide. Using our example of the highway, consider the possibility that only the fastest sports cars were allowed onto that enhanced, multi-lane surface, while slower-moving traffic were shunted to a pot hole-filled side road. Our optical transport and network access products make it possible for the slow-moving traffic of individual network users to access the improved, uncongested highway and travel at its maximum speed.

We envision optical networks becoming more pervasive in metropolitan markets. Increases in the sheer number of users as well as the average access speed of each user is creating and will continue to create capacity shortages in many areas. Optical networking (and specifically DWDM) is proving to be the only technology that is able to meet the increases in demand for network capacity.

DWDM technology will also migrate to the inner core of the networking infrastructure. Historically, optical networking has been used solely as a transmission technology. In the near future however, first generation optical cross connects, routers and switches will become available and will replace the current generation of electrical systems, making it possible to have all optical networks capable of handling networking traffic at data rates in excess of a terabit per second. Edge routers will be supplanted by DWDM-based aggregation devices and backbone routers will be replaced with optical cross connects and optical switches. We expect this evolution to occur first in the metropolitan markets and migrate into longer-haul networks.

Our Core Technology

Our core proprietary technologies are based around Dense Wave Division Multiplexing ("DWDM") and are embodied in our GigaMux'TM' family of products. When one of our GigaMux'TM' systems is attached to a network, electrical or optical signals carrying voice, data or video information are received by the GigaMux'TM' and converted into a narrow beam of light having a unique wavelength, or color, and then sent via laser along a length of fiber optic cable. When that wavelength reaches its destination, GigaMux'TM' converts it back into its original signal. Because multiple DWDM signals can travel simultaneously along a single fiber, our optical networking products essentially expand the capacity of fiber optic cable to carry information. This means that as Internet and other network traffic increases over time, network operators can deploy GigaMux'TM' to increase their capacity rather than bear the expense of laying more lines of fiber optic cable. Similarly, our GigaMux'TM' family of products can be used to build new networks whose capacities for carrying information are highly flexible and, ultimately, somewhat unconstrained by the amount of actual fiber they contain.

According to a 1997 study by Ryan Hankin Kent, Inc., a leading telecommunications market research and consulting firm, the cost of laying new intra-city fiber is estimated at $330,000 per kilometer. This cost, which involves the digging up of streets or the stringing of fiber on new or existing telephone poles, is impacted by geology, geography, environmental concerns and right-of-way agreements. Alternatively, installation of a "two-channel" GigaMux'TM' system (which can convert information onto two unique wavelengths or colors of light) can offer the network operator a 27% to 70% cost savings over the cost of laying new intra-city fiber. Because GigaMux'TM' offers up to thirty-two channels or wavelengths of light, additional cost savings over the laying of new intra-city fiber may be achieved by installing our higher capacity GigaMux'TM' systems. And because GigaMux'TM' may be installed in a matter of days versus the laying of new fiber, which may take several months to complete, our products generally allow network operators to achieve increases in capacity sooner than if they were to lay new fiber.

Today there are two distinct markets for DWDM products, and we believe we were the first company to design products for the newer of those two markets. The first market for DWDM products to develop was the so-called "long haul" market. A typical long haul application of DWDM could be an undersea fiber optic cable that is running out of capacity. Rather than lay additional cable across the ocean, intercontinental network operators can deploy DWDM products to expand their capacity as the demand for intercontinental network traffic increases.

The second of the two DWDM markets to develop was the metro market. We envisioned that DWDM products could address this market, but only if they were specifically designed for the requirements of intra-city networks. These requirements include:

     Data Rate and Protocol Transparency. Metropolitan networks are characterized by the many types of languages, called protocols, which subscribers use to communicate with one another. These include Internet Protocol (IP), Asynchronous Transfer Mode (ATM), SONET/SDH, Fast and Gigabit Ethernet, Fibre Channel, xDSL, HDTV and others. This contrasts with the environment for long haul DWDM systems, which generally are called on to handle only SONET traffic. Metro users also communicate at different data transfer rates. Some users communicate at a rate of 10 megabits of information per second while others communicate at 155 megabits per second. We believed and continue to believe that for a DWDM device to succeed in this environment, it should be equally capable of taking any of these signals and transporting them on a wavelength of DWDM light. This is called "transparency," and it is a feature that every GigaMux'TM' system supports.

     Modularity and Scalability. Unlike long haul networks, metro networks are also characterized by varying and perhaps difficult-to-estimate rates of growth for each type of network service. For example, cable modem usage may be growing at one rate, analog modem usage at another, and High Definition Television ("HDTV") at yet another. This variability and uncertainty makes it difficult for network operators to plan the kind and quantity of capacity they should make available to their users. We believed and continue to believe that a DWDM product designed specifically for the metro environment should address this variability and uncertainty in a way that would allow network operators to add capacity in increments as they became aware of the demands of their users. We also believed and continue to believe that network operators in the metro environment will be constrained with respect to the amount of capital they can invest in network capacity at any one time. GigaMux'TM' is therefore composed of "modules" which can be added as capacity requirements increase or rearranged within our basic system according to the network operator's current requirements and budgets.

     Send and Receive Over a Single Fiber. Virtually every user connected to a network wants to both send and receive information. Ideally, network operators seek to provide this two-way service to the user with the fewest possible strands of fiber optic cable. In the event that a DWDM device is being used to enhance the capacity of that user's connection, the design of the DWDM device will determine whether one strand or two strands (the first for "send," the second for "receive") of cable will be required. In the long haul environment, where strands of fiber may be relatively plentiful, it may be of little consequence that a DWDM device requires two strands of fiber per connection in order to facilitate the sending and receiving of information. In the metro environment, however, the availability of fiber strands is often severely limited. This implies that network operators in the metro environment will find DWDM devices that can send and receive information on a single strand of fiber relatively more valuable. Every GigaMux'TM' system is designed to both send and receive information over a single fiber.

Our technology, which makes this functionality possible, is protected by five patents currently pending.

We believe that today, we are the only company shipping a DWDM product that was designed specifically for the metro market. There are currently more than 85 potential customers in North America, Europe and the Far East which are in various stages of evaluating GigaMux'TM' for deployment in their networks. During our fiscal year ended January 31, 1999, we shipped in excess of $2.6 million of GigaMux'TM' systems to 6 different customers.

Our Strategy

Since we entered the networking business in 1993, we have pursued a three-phase strategy for becoming a leading supplier of networking equipment to the metro marketplace.

     Phase I -- Acquire Needed Technologies. The first phase of our strategic plan began in 1993 and ended in September 1996. During that time, we acquired the various technologies which we believed would be essential to building the transport and access products we are selling today and expect to sell in the future. These technologies included routing software and access protocols from the data networking environment, and optical transport technologies from the "broadband" or video-networking environment.

     Phase II -- Combine Acquired Technologies into Products Designed for the Metro Market. The second phase of our strategic plan began in September 1996 and is continuing. During this phase, we planned to combine our acquired technologies into new families of access and transport products capable of meeting the unique needs of the metro marketplace. For instance, our DWDM transport products leverage our core data networking technologies and offer network management software originally developed for the data-networking environment and have been enhanced for GigaMux'TM'. Conversely, we are developing network access products, which contain and are built around GigaMux'TM' modules. By combining these various technologies into single products or product families, we planned to achieve a unique position as a supplier of optical networking products designed specifically for the metro marketplace. Today, we believe we have achieved a first-to-market position for metropolitan-designed optical transport products.

     Phase III -- The All Optical Network. In today's current-generation networks, packets of information generally travel as electronic signals. We expect, however, that in the next generation of networks--the All Optical Network--packets of information will travel exclusively or predominantly as optical signals. In other words, they will travel on beams of light. Our goal in the third phase of our strategic plan is to become the leading supplier of products to the All Optical Network for the metropolitan market. To the extent that the evolution toward all optical networking is widespread, we believe that the market potential for products, which build the All Optical Network, is very large. We further believe that the technological expertise and customer experience we are developing in Phase II of our strategic plan will allow us to become a leading supplier of the All Optical Network during Phase III of our strategic plan.

We previously announced our plans, through an 8-K filing, to divest all or several of our operating subsidiaries. We have disclosed elsewhere in this document our current plans regarding NETsilicon and Wireless Products. Although we have no definitive plans at this time with respect to our network access and optical networking business units, we continue to explore opportunities for those two business units. We continue to operate and invest in all of our businesses pending any transactions.

The Market for Our Products

According to KMI Corp., an internationally recognized leader in fiber optics market research, the capacity of fiber networks to carry information, known as "bandwidth," is expected to grow approximately 25 percent per year for the foreseeable future, constrained primarily by the factors listed above as well as the time and expense necessary to lay new fiber and the difficulties associated with securing rights-of-way to undertake fiber plant build-outs. Conversely, the demand for new bandwidth is growing rapidly. According to the July 1998 edition of Internet Computing Magazine as well as

PricewaterhouseCoopers' "Technology Forecast: 1999," Internet traffic is doubling in volume every 100 days. Speaking at NetWorld 98, industry analyst Nicholas Lippis estimated that Internet traffic will consume 90 percent of the available bandwidth by 2003. Furthermore, the advent of Internet appliances and HDTV service offerings is expected to require even more bandwidth. The market for our transport products is, to a significant extent, created by the surplus of rapidly growing demand for new bandwidth over the slowly-growing supply of new bandwidth. The market for our products also relies upon the cost savings they afford over laying additional fiber, as described above. The market for our access products is generated by the growing needs of users to gain access to the Internet and corporate and campus networks.

Ryan Hankin Kent estimated the North American market for all DWDM products at approximately $2 billion in 1998, with growth to $3.2 billion by the year 2002. Communications Industry Researchers has estimated worldwide demand for all DWDM products in the year 2002 at approximately $7 billion. Both research studies projected that sales of metro DWDM products would grow more rapidly than sales of long haul DWDM products.

Our Technology Approach

Our technology approach is based on several basic assumptions about the direction in which the networking environment is evolving, as well as the specific competitive advantages that we bring to this environment.

     DWDM is the fiber capacity solution of choice. We believe that DWDM is the solution of choice among network operators for addressing the rapidly increasing demand for bandwidth. We see no economically viable technological solution that is likely to displace DWDM for the foreseeable future. Hence, we plan to continue expanding the GigaMux'TM' family of products to meet the transport needs of our current and potential customers. We also plan to embed optical technologies, which may include DWDM into new access products. We will also make our proprietary optical technology available to strategic partners, so that they may embed our solution into their products. One such example would be a router or switch company adopting our optical technologies, especially DWDN (Dense Wavelength Division Networking) into their products. Another example would be when partners share a common goal, cooperate with each other to have a competitive advantage. An example of such cooperation is FORE Systems, Inc., a leading provider of Asynchronous Transfer Mode switching products, who has coordinated their ForeRunner'r' ASX'TM'-4000 ATM switch wavelengths with our GigaMux'TM' so that together we can offer significant cost savings when building optical networks. We believe our optical transport and access products, and those of our strategic partners will be the first generation of building blocks for the All Optical Network.

     DWDM is a more efficient method of sending Internet Protocol (IP) information. Because of the wide use of the Internet in recent years, Internet Protocol (IP) has become the most popular, mature, and defacto standard of transporting Internet information. We believe that DWDM and related optical networking technology is the most efficient way to transport IP information. IP information that is sent over DWDM does not require certain translations, which would be required, if that same information were sent in one of the currently dominant formats, such as SONET or ATM. The fact that these translations are not required means that networks which send information as IP packets over DWDM, called "flat" networks, need not include the intermediate and often expensive devices required to effect those translations. The All Optical Network by nature is flexible and can be a flat network, though even networks that are not "all optical" may still have portions that are flat. Because flat networks offer advantages to operators in terms of faster transmission speed and lower capital cost, we believe they will become increasingly attractive as compared to current generation, hierarchical networks. Hence, we will continue to develop the products that will enable the building of a greater and greater proportion of existing networks to become "flat."

Embedded Networking Products

Our wholly owned subsidiary, NETsilicon, Inc., develops and markets embedded networking solutions. NETsilicon's products are incorporated into the design of embedded systems to provide the ability to communicate over standards-based Local Area Networks, Wide Area Networks and the Internet, enabling the development of completely new embedded systems applications. We believe that NETsilicon provides the first standards-based embedded networking system to offer a single chip solution that, in conjunction with the physical interface and memory, encompasses all of the required hardware and software necessary to network-enable virtually any electronic device. For additional information about NETsilicon, please refer to its amended registration statement which is available online at www.freeedgar.com, www.sec.gov and from SEC Reg No. 333-62231.

Network Access

Our Annapolis Junction based network access business unit is engaged in the design and manufacture of customer premise equipment (CPE), point-of-presence
(POP) and telecommunication carriers' central office products. Our products can be categorized according to functionality and bandwidth requirements and they provide Internet and intranet access to users. Our products can also be categorized as CSU/DSU, routers, switches, modems, hubs, local area network interface cards (LAN NIC) and remote access concentrators (IQX-200). The bandwidth or speed required for these products varies from 56Kbps, 64Kbps, ISDN (128Kbps) to T-1 (1.54Mbps). Our plans include the introduction of new products such as CSU/DSU (Routermate Sentry) for T-3 (45 Mbps) speed, wide area network interface cards (WAN NIC IX-2000) with Windows NT support for T-1 and ISDN speed. We are evaluating additional enhancements and new products to support xDSL, cable modems and optical technologies. Next generation remote access concentrators will offer higher aggregation capacity, higher port capacity and fault tolerant architecture with a hot swappable feature expected to be developed by leveraging our expertise in optical networking and network access area.

Wireless Products

Our Hong Kong-based wireless products business unit, which we acquired for the purpose of providing low-cost manufacturing of our other products, also has its own proprietary technologies and product designs focused on the wireless marketplace. Through this business unit, we were one of the first companies to develop a wireless enabled PDA with support for PHS standards for the Japanese market. This PDA is capable of capturing and transmitting images, character messages and downloading application software meant to work on this PDA to give user capabilities like playing games. We also sell a line of magnetic and smart card readers integrated in POS (point-of-sale) equipment for the Hong Kong and mainland Chinese markets, and a line of numeric and alphanumeric financial pagers initially targeted for China. The Data Bank product line has multilingual translating capability besides having extensive dictionary and calculator. Products are manufactured in our 390,000-sq. ft., ISO-9001 and ISO-9002 certified facility in China. Surplus manufacturing capacity and services in mechanical design, PCB layout, prototype design and ODM/OEM assembly are utilized by us, as well as contracted to third-party OEMs. In September of 1998, we announced our plans to divest this business and, although there is no definite date at which we will dispose of this unit we continue to pursue the sale of this business unit.

Products

We design, manufacture, and sell a wide range of networking and bandwidth aggregation products. Our major product families have been referred to above and are described here in greater detail:

GigaMux'TM' Metro Dense Wavelength Division Multiplexer

Launched officially in November 1997, GigaMux'TM' is a high-speed fiber optic backbone multiplexer based upon dense wavelength-division multiplexing technology. The product has a "built-from-the-ground-up" design for metropolitan rings and other network topologies with distances up to 200 kilometers. GigaMux'TM' uses ITU standard wavelength grids between 1530nm and 1560nm. Providing 32 channels of high-speed data links of up to 2.5 Gbps each on a single fiber, GigaMux'TM' increases capacity to 80 Gbps per fiber. The product is designed to accommodate a mixed format of existing and emerging high-speed networks and connections, including IP, ATM, SONET/SDH, Fast and Gigabit Ethernet, Fibre Channel, xDSL, HDTV and others. It is also suitable for video distribution networks.

The GigaMux'TM' system consists of three distinct elements: chassis, modules, and management & control.

     Chassis - The GigaNest features 16 universal slots, AC or DC dual redundant power supplies, a combination cable routing tray, fan shelf, front door and many other features required for NEBs compliance. GigaNest's flexibility allows "on-the-fly" system design changes and upgrades.

     Modules - GigaMux'TM' uses both active and passive modules that are slot-independent and can coexist in a single chassis. The module design increases system reliability, by eliminating the risk of an electrical failure impacting the entire network.

     Management & Control - The GigaMux'TM' Management Access Card manages all active channel cards and resides in a separate management slot. Its front panel provides an asynchronous terminal "craft interface" and LED status of chassis power and temperature. The rear interface provides up to three network or auxiliary asynchronous terminal connections.

GigaMux'TM' offers several unique benefits:

     Cost effective scaleable architecture - As a customer's requirements grow, the GigaMux'TM' system can be expanded incrementally. Each GigaMux'TM' system is composed of basic building block modules. A fully functional system can start with one active channel and later be expanded without interrupting existing channel traffic. At gigabit data rates, error free expansion is essential since a one-second interruption could impact a billion bits of information. GigaMux'TM' allows customers to install virtual fibers at any time at cost effective prices.

     Flexibility - GigaMux'TM' gives unique mix-and-match flexibility. A single fiber can be filled with IP, ATM, Fast and Gigabit Ethernet, FDDI, ESCON, SDH/SONET, OC-1 through OC-48 and proprietary digital signals. Additionally, GigaMux'TM' systems can be configured for full duplex, simplex and combinations of duplex and simplex operations.

     Protection Switching and Bridging Modules - GigaMux'TM' has optical signal protection modules which automatically or manually switch from primary to secondary signals based on signal level threshold, thereby preventing a loss of communications between parties. These modules are used to protect fiber connections (also called links and trunks), groups of channels and/or individual channels against equipment and route failures and are also utilized to perform scheduled maintenance on network equipment. These modules can be used in ring, point-to-point and other network configurations.

     Extended Range - For networks designed around the GigaMux'TM', we offer combinations of optical fiber power amplifiers. These modules extend the range of communications up to 200 km between end-points including pass-thru losses at OADM sites along the route.

     Pricing - We expect that prices for GigaMux'TM', on a per channel basis, will be below the prices at which our competitors offer their comparable DWDM equipment, when and if such equipment becomes available (we believe that GigaMux'TM' is the only currently available 32 channel, full duplex, data transparent DWDM specifically tailored for metro markets. We further believe that competing products will not be available until mid-to-late 1999, potentially affording us a time advantage in securing orders from our current and prospective telecommunication and enterprise customers).

The GigaMux'TM' system's flexibility is further enhanced with the insertion of two optional elements:

     Optical Add/Drop Multiplexers (OADMs) - OADMs enable network operators to quickly and easily tap and deliver bandwidth by selectively adding and dropping individual channels, or wavelengths, in any ring, point-to-point or mesh-based network. The OADM's totally passive design allows channels to be dropped at the photonic level without requiring any electrical conversion. OADMs provide substantial flexibility for provisioning and managing wavelengths in networks.

     Electrical Photonic Concentrator (EPC) - EPC is a patent pending combination of optical and electrical technology that subdivides 2.5 Gbps DWDM channels into sub-rate channels of varying bandwidth while maintaining total protocol and format transparency. This allows direct connection and aggregation from customer premise equipment (CPE) such as routers, Gigabit Ethernet and ATM switches, and SONET add-drop multiplexers to GigaMux DWDM optical networks. For example, 512 customer premise devices operating at 155 Mbps, or OC-3, can be transported over a single fiber. EPC enables customers to maximize fiber utilization, lower costs by bypassing costly SONET equipment and reduce latency by connecting directly to the GigaMux DWDM system. Considering that the average enterprise user today does not require a full 2.5 Gbps connection, EPC enables metro service providers to sell DWDM-based services directly to customers at much lower costs.

IQX-200'TM' Remote Access Server

The IQX-200'TM', designed to meet the needs of mid to small-size companies and ISPs, is a highly integrated, standards-based remote access server. IQX-200'TM' features high port density, resource pooling, scaleable integration, scaleable architecture, flash-based configuration, and a variety of security options. IQX-200'TM' also features support for several operating systems, WAN interface types, and PPP. It contains our FASTRacc high speed LAN adapter architecture, and our award-winning SmartRoute'r' software. Designed to be a powerful, flexible backbone solution for Internet access, remote office access, and telecommuting access, the IQX-200'TM' emphasizes performance and value, with maximum flexibility and scalability using standards-based modular technologies. The IQX-200'TM' is easily expandable from a minimum of eight to a maximum of 96 concurrent connections via T-1, ISDN BRI, digital modem or any combination thereof. IQX-200'TM' systems began shipping in the fourth quarter of fiscal 1998.

We believe that the IQX-200'TM' is the first remote access server ("RAS") concentrator to focus on the medium size enterprise and that our potential competitors are generally focusing on higher bandwidth solutions offering greater numbers of ports per chassis. That focus on the medium size enterprise is manifested in the design of the IQX-200'TM', which incorporates functions which the networking customer would ordinarily have to purchase additional equipment in order to obtain. The incorporation of these functions in a single solution makes switching simpler with the IQX-200'TM', and also reduces its overall cost to the networking customer. Network growth is easily and cost-effectively managed with IQX-200'TM' through the addition of WAN interface cards for T-1/PRI and BRI. Each T-1/PRI card supports up to 24 connections and each 4-port BRI card handles up to eight connections. Scalability is achieved without sacrificing performance by using a 200 MHz CPU with a Reduced Instruction Set Computing ("RISC") processor on each add-on interface card. The 10BaseT and 100BaseT auto sensing link-up Fast Ethernet enables maximum throughput to LAN resources and eliminates bottlenecks at network servers without changing drivers or configuration.

Significant IQX-200'TM' design features:

     SmartRoute Software and FASTracc Architecture - the SmartRoute software provides efficient LAN-to-LAN routing over ISDN. The FASTracc high speed LAN adapter architecture optimizes throughput and data handling for fiber and copper line networks. These technologies provide maximum throughput to LAN resources and minimize bottlenecks at the network server.

     FDDI Interface - FDDI interfaces allow the IQX-200'TM' to be used in high-speed applications by using fiber's immunity to radio frequency interference. Additionally, by using the FDDI dual- attached interface, the IQX-200'TM' can directly connect to a network backbone, eliminating the need for a switch to provide collision free throughput and network self-healing.

     Mixed WAN Connectivity - the IQX-200 supports mixed T-1/PRI and BRI WAN connections with on-board CSU/DSU and NT-1 interfaces, creating increased flexibility in WAN connectivity supporting remote and mobile users.

     Protocols and OS - to meet the additional bandwidth demands of heavy volume transfers, IQX-

     200 supports LAN-to-LAN routing, multiple link PPP. Multiple protocol LAN-to-LAN routing includes TCP/IP and IPX. IPX keep-alive packets provide ISDN spoofing to create affordable virtual LAN configurations. IQX-200 also supports Frame Relay protocol.

     Security - the IQX-200'TM' has built-in firewall protection and other security options which include PAP, CHAP, Access Shifting and Dial-back. Additionally, IQX-200'TM' is resistant to unauthorized access by supporting third party RADIUS for authentication, authorization and accounting.

Unique benefits of IQX-200 include:

     Open Architecture - unlike many competitors who sell "closed-box" systems, the IQX-200'TM' features on open architecture allowing customers to upgrade, expand, or mix and match their configuration. As desired WAN access technologies evolve from analog to T-1 or ISDN, IQX-200'TM' provides customers a simple path for technology migration.

     Distributed Processing Power - IQX-200'TM' allocates processing duties into separate areas instead of relying on one centralized processor to handle all the traffic for the entire unit, which can cause traffic to slow. With a dedicated processor on each expansion card and on the motherboard, data transmission is maximized.

     Scalability - IQX-200'TM' customers can address user growth requirements without having to replace their RAS, as would be required with most competing products. The IQX-200'TM' allows customers to start with just 8 ports and add expansion cards to increase capacity to 96 ports, an ideal feature for growing enterprises. In addition, IQX-200'TM' provides LAN easy migration from slower 10BaseT (10Mbps) to faster 100BaseT and FDDI (100Mbps).

     Low Cost of Ownership - the IQX-200'TM' is competitively priced on a per port basis. Additionally, for ISPs who have FDDI backbones, IQX-200'TM' saves time and expense by bypassing the need to buy additional equipment such as switches to connect the RAS to their backbone.

Customers, Sales and Marketing

Our customers generally fit the following customer profiles:

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

     Small and Medium Business - these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

Our customer base is concentrated in the telecommunications and networking industry and with the exception of one customer, no single customer has accounted for ten percent or more of our net sales in a single year. US WEST accounted for 12.5% of net sales for the year ended January 31, 1999. Allied Telesyn International Corp., accounted for 22.9% of net sales for year ended January 31, 1998 and 22.7% of net sales for the year ended January 31, 1997. US WEST purchased caller identification devices, and Allied Telesyn International Corp. purchased network access products including hubs and transceivers. US WEST accounted for 18.7% of net receivables at January 31, 1999 and Allied Telesyn International Corp. accounted for 13.3% of net receivables at January 31, 1998.

Our strategy to reach our customers is to hire, train and equip our sales professionals with knowledge of the market, product and the customers. Upon identification of companies that are addressing our markets, our sales people, with the help of marketing, system engineers and other Osicom support staff, begin educating the people responsible for recommending, evaluating, marketing services and products. We also discuss our vision, technologies, benefits of our products and advantages of doing business with the company that is shaping the market. Many times we find that we are ahead of the market in terms of knowledge, implementation and our customers have not approved the technology in their products and or networks which makes this educational process even more critical. We address this problem for different customer groups by taking into account their unique characteristics by both broadcast and pointcast type of approaches. For example, the number of companies providing television and cable broadcast is small compared to number of OEM's addressing the networking industry. In this example we focus on the customers by using direct sales people, using application specific presentations on both a one-on-one basis as well as using seminars. We have found seminars to be useful tool to educate many customers about our mission and products and this strategy has worked well for us so far. We plan to continue using this strategy in the US and other parts of the world to continue to build a relationship with our current and potential customers. Another example would be where we are building relationships with distributors and value added resellers that recommend and sell our products to their customers who are generally companies that are building networks. In this case we use broadcast approach to build recognition in the end customers and relationship approach with our direct customer who in this case is a reseller. Our goal in all cases is to make it easy to do business with us. We believe that ultimately, an educated customer whose business experience with us was a positive one is lynchpin to our ultimate success.

Our sales organization at January 31, 1999 consisted of 76 individuals, including managers, sales representatives, and support personnel. We also have joint sales, support and marketing agreements with 3 European partners who are compensated on a commission basis. Through these agreements, there are an additional 55 individuals who sell, support and market our GigaMux'TM' family of products throughout Europe.

We also participate in cooperative marketing programs, including trade shows and seminars. We place advertisements in major industry trade publications, and include our distributors and their customers in direct mail programs. Marketing also facilitates the publication of articles in industry journals by our chief scientists and network architects.

Customer Service and Support

Our customer service organization is structured to assist both resellers and major accounts. We provide a number of service plans, such as our Network Requirements Assessment and Installation Plan, which is designed to ensure a smooth and successful installation. The plans include pre-installation planning, site surveys, interfacing with vendors, configuration analysis, and designing an installation plan. We generally provide complete equipment installation, test and system integration, basic customer training as related to equipment operation and diagnostics. Equipment relocation services are also available.

Support for the customer includes product warranted against defects in material and workmanship. Telephone technical support programs or On-Site Support Agreements are also available to our customers. All of our products are warranted against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and up to lifetime warranties for certain, selected products. Telephone technical support programs for hardware and software generally cover the first fifteen months from purchase. Our On Site Support Agreement includes access to a toll-free help desk and 24 hour per day, seven days per week telephone technical support. We also provide on-site support via facsimile and on-line bulletin board services.

We currently provide similar service and support to our international customers through our partners.

Research and Development

The goal of our research and development efforts is to achieve technological advances, which will allow us to introduce innovative products early to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our research and product development strategy emphasizes continuing evaluation of customer needs, emerging trends and technical challenges in order to identify new market opportunities. A hallmark of our research and development program is the combination of our various proprietary technologies into a single common standards-based platform. We believe that our success in introducing new products is due in part to our ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications to our customer strategic requirements.

As of January 31, 1999 there were 109 people working in our research and development area. Our research and development expenses were $9.9 million, $7.2 million and $6.1 million for the fiscal years ended January 31, 1999, January 31, 1998 and January 31, 1997, respectively.

Manufacturing and Quality

We manufacture as well as outsource our products. We operate a manufacturing plant which is both ISO-9001 and ISO-9002 certified, although all of our products are not currently produced at that facility. However, it is our goal to have all of our products carry the ISO-9001 Seal of Approval for commercial markets. Because ISO-9001 is the most stringent of the ISO-9000 series, we perceive this to be a competitive advantage in global markets. We are pursuing the sale of this business based in Hong Kong which has the ISO certified manufacturing plant. It is our intention to continue doing business with this business unit even after its sale as long as the economics and quality are favorable.

Our strategy of outsourcing some of our products to third party contract manufacturers enables us to react quickly to market demand and avoid significant capital investment required to establish and maintain full manufacturing facilities, and to focus our manufacturing resources on final assembly, burn-in and final testing to ensure reliability and quality assurance for products delivered to our customers. We have a quality program in place that involves many of our employees and we will continue to focus on both development of procedures and our employees in improving and maintaining our quality.

Availability of Raw Materials

Many of our products require certain components, which may not be readily available. These include opto-electronic components, microprocessors, custom integrated circuits, fiber optic transceivers, and networking components.

Our ASICs are critical to our ability to make timely shipments to our customers, and therefore to our overall success. Hence, we obtain ASICs from more than one foundry. We believe our products can be reengineered to minimize the effects of component shortages. To minimize the risks of component or product shortages we attempt to maintain multiple supply sources, however, there can be no assurance that such sources will be adequate to meet our needs.

Patent, Trademarks and Licenses

We currently hold 17 patents and additionally have 5 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We cannot assure you that the steps taken by us will prevent misappropriation of our technology. In the future, we may take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business and operating results.

As is common in our industry, we have from time to time received notification from other companies of intellectual property rights held by those companies upon which our products may infringe. Any claim or litigation, with or without merit, could be costly, time consuming and could result in a diversion of management's attention, which could harm our business. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to us or that failure to obtain a license would not cause our operating results to suffer.

Seasonality

Our sales are impacted by the buying patterns of our customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, as well as other factors.

Working Capital Practices

We have historically maintained high levels of inventories to meet output requirements of our customers and to ensure an uninterrupted flow of inputs from suppliers. It is not our standard policy to grant customers the right to return merchandise that performs according to specifications, nor is it our standard policy to grant customers extended payment terms.

Many of our telecommunications customers want to time their cost and revenue. We offer, through Osicom Finance and others, customized financing options including leasing.

We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. We often receive financial instruments such as letters of credit for payments for international customers. One customer accounted for 18.7% and 13.3% of net receivables at January 31, 1999 and January 31, 1998, respectively. The total of our five largest net receivables represented 40.0% of accounts receivable at January 31, 1999 and 33.2% of net receivables at January 31, 1998. All accounts were within terms.

Backlog

At January 31, 1999, our backlog was approximately $18.8 million compared with an approximate backlog of $22.3 million at January 31, 1998. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore are never calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without significant or any penalty.

Competition

The markets for our products and services are intensively competitive, highly fragmented and characterized by rapid technological change, evolving industry standards, price competition and frequent new product introductions. The principal competitive factors in these markets include product performance, reliability, price, breadth of product line, network management capabilities, sales and distribution capability, technical support and service and relationships with network operators. Certain of these factors are outside of our control. A number of companies offer products that compete with one or more of our products.

Our current and prospective competitors include OEMs, product manufacturers of Internet, client and remote access equipment, optical networking equipment and embedded networking solutions. Competitors for our optical networking products include Lucent Technologies Inc., Nortel Networks Corporation, CIENA Corporation, Alcatel Alsthom Group, LM Ericsson Telephone Co., and Pirelli SpA, as well as a number of smaller, more specialized companies. Networks access/IP competitors include many of the same competitors as in optical networking products, and a number of other competitors including Cisco Systems, Inc., 3Com Corporation, Ascend Communications, Cabletron Systems, Inc., NEC Corporation, Siemens AG, IBM, Intel Corporation and several other companies. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer base. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales. The markets in which we compete is currently subject to intense competition and we expect additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result from further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors will not have a material adverse effect on our business, operating results and financial condition.

Environmental Compliance

We are required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of our laser-based products, which are used in fiber optics communications. All of our products comply with required safety level standards.

Employees

Our employees are vital to our success. As of January 31, 1999, we employed 1,318 full-time employees and independent contractors. Of these, 109 were in engineering, 915 in manufacturing and quality assurance, 76 in sales and marketing, 202 in administration, and 16 in executive positions. Of the 1,318 employees, 981 are employed by our Hong Kong business unit. We also employ a number of part -time and temporary personnel from time to time in various departments. None of our employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Forward-Looking Statements - Cautionary Statement

When used anywhere in this Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include our plans to develop new products, expand its sales force, expand its customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include our expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. We specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.


Risk Factors

In connection with the safe harbor contained in the Private Securities Reform Act of 1995 we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

     Our business is increasingly competitive. The markets for the products and services we offer are intensively competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products. Our current and prospective competitors include OEMs, product manufacturers of Internet access and remote access equipment, and manufacturers of WAN servers and client access and optical networking products. In the optical networking and network access equipment market, we compete primarily with Cisco Systems, Inc., 3Com Corporation, Ascend Communications, Cabletron Systems, Inc., Lucent Technologies Inc., CIENA Corporation, Nortel Networks Corporation, Pirelli SpA, NEC Corporation, Alcatel Alsthom Group, Siemens AG, LM Ericsson Telephone Co., IBM, Intel Corporation and several other companies. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer base than us. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales. The markets in which we compete currently are subject to intense competition and we expect additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result from further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors we face will not have a material adverse effect on our business, operating results and financial condition.

     Our business could be harmed by new product developments, rapid technological changes and dependence on traditional and emerging technologies. The telecommunications and networking industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate performance and cost advantages and cost-effectiveness of our products over competing products and technologies. As technologies such as DWDM, Sonet, Gigabit Ethernet, Fiber Channel, Frame Relay, Asynchronous Transfer Mode ("ATM"), Asymmetric Digital Subscriber Line ("ADSL") and communication over copper, fiber, wireless networks or all optical networks ("AON") are developed and gain market acceptance, we will be required to further enhance our products. If our current and prospective future products do not achieve widespread customer acceptance, our business, operating results and financial condition would be materially and adversely affected.

     We have historically derived a substantial majority of our revenues from the sale of networking products. In the event that current LAN and WAN technology is modified or replaced and we are unable to modify our products to support the new technology, or alternative technologies, or if the introduction of our recently introduced products are unsuccessful, our business, operating results and financial condition could be materially and adversely affected. We have in the past and may in the future experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements. New products and product enhancements may not adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Our failure, for technological or other reasons, to develop and introduce new products and product enhancements in a timely manner and cost-effective manner would have a material adverse effect on our business, operating results and financial condition. In addition, the future introductions or even announcement of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing product obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer purchase of our existing products. Such deferment of purchases could have a material adverse effect on our business, operating results and financial condition.

     Our business could be harmed by defective products. Complex products such as those offered by us may contain undetected or unresolved defects when first introduced or as new versions are released. While we have not experienced any material errors in the past, the occurrence of such errors, and the inability to correct such errors, could result in the loss of market share, the delay or loss of market acceptance of our products, material warranty and recall expense, diversion of engineering and other resources from our product development efforts as well as a loss of credibility with our customers. Any of such occurrences could have a material adverse effect upon our business, operating results or financial condition.

     Our business depends on contract manufacturers and limited source suppliers. Though we manufacture many of our own products, we also materially rely upon independent contractors to manufacture to specification certain of our other components, subassemblies, systems and products. We also rely upon limited-source suppliers for a number of components used in our products, including certain key microprocessors, lasers, optical filters and other components. No assurance can be given that these independent contractors and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies in a timely manner. We generally purchase limited-source components pursuant to purchase orders and have no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to us is dependent in part by our ability to provide suppliers with accurate forecasts of our future requirements.

     We believe there are alternative suppliers of alternative components for all of the components contained in our products. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt our operations and have a material adverse effect on our business, operating results and financial condition.

     We may not be able to successfully protect our proprietary rights and technology. Our ability to compete is dependent in part on our propriety rights and technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contract provisions to protect our proprietary rights. We generally enter into confidentiality agreements with our employees and sometimes with our customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps we take in this regard will be adequate to prevent the misappropriation of our technology. Furthermore, though we have been issued patents, there can be no assurance that the patent application process will be beneficial to us. While we have filed various patent applications and will file additional applications in the future, such applications may be denied. Any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to ours. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

     The success of our business is dependent on key personnel. Our business and prospects depend to significant degree upon the continuing contributions of our key personnel. We do not have employment contracts with most of our key personnel and do not maintain any key person life insurance policies. The loss of key management or technical personnel, including Par Chadha, our

     Chief Executive Officer, Xin Cheng, our President, Ron Mackey, our Executive Vice President of Technology, and William Peisel, the Chief Technology Officer of our NETsilicon subsidiary, could materially and adversely affect our business, operating results and financial condition. These individuals have in the past, and continue to significantly contribute to the creation and development of our products. We believe that our prospects depend in large part upon our ability to attract and retain highly skilled engineering, managerial, sales, marketing and administrative personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.

     The markets that our products address are governed by regulations and evolving industry standards. The market that we sell and deploy our products into is characterized as being highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Bell Communications Research, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers. Furthermore, we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of ours products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction and acceptance of our products, which could materially and adversely affect the our business, operating results and financial condition.

     Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. Tariff rates, whether determined by network service providers or in respondent regulatory directives, may affect the cost-effectiveness of deploying communication services. Such policies also affect the demand for telecommunications equipment, including our current and planned products.

     In foreign countries, our products are subject to a wide variety of governmental review and certification requirements. Any future inability to obtain on a timely basis foreign regulatory approvals could materially and adversely affect our business, operating results and financial condition.

     Our future revenues are unpredictable and our financial results may fluctuate. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from our largest customers, our success in developing, introducing and shipping product enhancements and new products, the mix of products we sell, new product introductions by competitors, pricing actions taken by us or our competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions.


     Our backlog at any point may not be a good indicator of expected revenues. Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future, build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

     Our revenues may be adversely affected due to events or issues that are out of our control. Delays or lost sales have and can be caused by other factors beyond our control, including late deliveries by vendors of components, changes in implementation priorities, slower than anticipated growth in demand for the services that our products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. In addition, we have in the past experienced delays as a result of the need to modify our products to comply with unique customer specifications. Our net sales for the year ended January 31, 1999 declined as compared to the year ended January 31, 1998. The decline in net sales was primarily attributable to our Far East Division which had a reduction in net sales resulting from both the recent unfavorable conditions in Asia and the Pacific Rim as well as the reliance on a single customer in the past. We are managing our Far East Division's transition away from reliance on this single customer by actively pursuing a broader customer base and extending the Far East Division's business into the development of new, proprietary products lines. There can be no assurance that such efforts will be successful. These and similar delays or lost sales could materially and adversely affect our business, operating results and financial condition.

     Our business may be adversely affected by competitive pressures, which we must react to. The industry we compete in is characterized by declining prices of existing products, therefore continual improvements of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions, volume discounts, or provisions of services at below market rates. These actions could materially and adversely affect our business, operating results and financial condition.

     We have incurred net losses over the last three years and may experience future losses. We have incurred losses during the years ended January 31, 1999, 1998 and 1997 of $13.4 million, $16.0 million and $15.6 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. We believe we have sufficient working capital to meet our planned level of operations in the future. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and the needed capital will have to be obtained from external sources. We cannot give any assurances that sufficient working capital, at terms acceptable to us, will be available when needed.

     Our future success will depend on our ability to manage growth. We have experienced significant growth through acquisitions as well as internal growth. This growth has placed a significant strain on our financial and management personnel and information systems and controls, and we must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. Our intention is to continue to pursue our growth strategy through efforts to increase sales of existing products. The introduction of new products can be expected to place even greater pressure on our existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance we will be able to successfully manage expanding operations.

     We may be subject to risks associated with acquisitions. As described more fully in Note A to the Consolidated Financial Statements contained in Part II herein, we have made several major acquisitions during the two years ended January 31, 1997. We have incurred significant charges for purchased technologies, restructuring, and valuation allowances in connection with the assets acquired in these acquisitions. There can be no assurance that any future acquisitions will not result in similar charges.

     Our strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability or enhance our technological capabilities. While we have no current agreements or negotiations underway with respect to any new acquisitions, we may acquire additional businesses, products or technologies in the future. Future acquisitions made by us could result in charges similar to those incurred in connection with prior acquisitions, issuance of potentially dilutive equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our business, results of operations, financial condition, and the price of our common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given that we will be able to successfully integrate the products, technologies or personnel of any business that may be acquired in the future, and the failure of us to do so could have a material and adverse effect on our business, financial condition and results of operations.

     A substantial number of our ordinary shares are eligible for future sale. No prediction can be made as to the effect, if any, that future sales of common stock that we may make, or the availability of common stock for future sales, will have on the market price of common stock prevailing from time to time. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for our common stock and reported earnings per share.

Definitions

As used in this Annual Report on Form 10-K, the following terms have the meanings indicated:

"10/100 MAC" means a dual speed (10 and/or 100 Mbps) Ethernet Media Access Controller.

"Access Shifting" means a method of network security.

"API" means Application Programming Interface, which is a set of procedures for controlling a device via software and/or firmware.

"ARM" means Advanced Risc Machines and is the term representing its high-performance, low-cost, power-efficient RISC processors, peripherals and system-chip designs.

"ADSL" means Asymmetric Digital Subscriber Line which is technology that allows more data to be sent over existing copper telephone lines (POTS) and can be configured to allow simultaneous voice and data communications over a single line. ADSL supports data rates from 1.5 to 9 Mbps when receiving data (known as the downstream rate) and from 16 to 640 Kbps when sending data (known as the upstream rate). ADSL requires a special ADSL modem. ADSL is not currently available to the general public except in trial areas, but many believe that it will be one of the more popular choices for Internet access over the next few years.

"ASIC" means Application Specific Integrated Circuit which is an integrated circuit created for a specific customer's application, in contrast to a general purpose integrated circuit in which the same chip is used by many different customers.

"ATM" means Asynchronous Transfer Mode which is a type of networking technology based on transferring data in cells or packets of a fixed size which are relatively small when compared to sizes used in older technologies. The small, constant cell size allows ATM equipment to transmit video, audio, and data over the same network, and assure that no single type of data overtakes the line. Current implementations of ATM support data transfer rates of 25 to 622 Mbps as compared to maximum 100 Mbps for Fast Ethernet.

"Backbone" means a spine or main segment of an enterprise network. Individual workgroup or departmental networks are attached as ribs to the backbone.

"Bandwidth" means the capacity to move information down a communications channel. Bandwidth is measured by the difference between the highest and lowest frequencies that can be transmitted by that channel and is commonly measured in bits per second (bps). Ethernet has a 10 Mbps bandwidth and FDDI has a 100Mbps bandwidth.

"BOOTP" means Bootstrap Protocol and is a protocol used for assigning TCP/IP addressing information. BOOTP enables a diskless workstation to discover its own address, the address of a BOOTP server on the network, and a file to be loaded into memory to boot the machine thereby allowing the workstation to boot without either a hard or floppy disk drive.

"BRI" means basic rate interface which is a single, 64 kilobyte, ISDN circuit which consists of two B-channels that can carry voice or data and one D-channel which carries call-control information. See also "PRI".

"Bridge" means a device that connects two or more networks of the same access method (Ethernet to Ethernet or Token Ring to Token Ring) by making simple forward/don't foward decision on each packet received from any of the networks to which it is connected.

"Broadband" means the LAN channel technology that provides several paths for transmitting text, graphics, voice or video data so that different types of data can be transmitted simultaneously.

"CHAP" means Challenge Handshake Authentication Protocol which is a type of network security in the authentication agent (typically the network server) sends the user program a key to be used to encrypt the user name and password. After a connection is made with the server the user is sent a "challenge" message requesting a value obtained by the preset encryption, if the value received from the user does not match the servers own computation the connection is usually terminated. This protocol allows the username and password to be transmitted in an encrypted form to protect against eavesdroppers.

"CLEC" means a Competitive Local Exchange Carrier.

"Collision" means an occurrence when two stations try to send packets at the same time.

"Concentrator" means the connection point, more sophisticated than a hub, incorporating different types of cable connections, back-up power supply, data-gathering capability for management purposes and possibly even bridge and router features as well.

"CSU/DSU" means Channel Service Unit/Data Service Unit. The DSU is a device that performs protective and diagnostic functions for a telecommunications line. The CSU is a device that connects a terminal to a digital line. Typically, the two devices are packaged as a single unit which can be viewed as a very high-powered and expensive modem. Such a device is required for both ends of T-1 or T-3 connection, and the units at each end must be from the same manufacturer to operate.

"DBS" means Digital Broadcasting System.

"DHCP" means Dynamic Host Configuration Protocol, which is an extension to BOOTP that adds support for information beyond the basic TCP/IP addressing. This protocol provides for dynamic addressing thereby allowing a device to have a different address each time it connects to the network and in some systems, a device's address can change while it is still connected. Dynamic addressing simplifies network administration because the software keeps track of addresses rather than requiring an administrator to manually assign each new user a unique address. Many ISP's use dynamic addressing for dial-up users.

"Dial-back" means a network security procedure whereby the user connects to the network providing name and password and the network disconnects the user and "calls back" the user at a pre-set number to provide authentication.

"DWDM" means Dense Wavelength Division Multiplexing, which is a sophisticated optoelectronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system.

"ESCON" means a protocol for 200 Mbps signal transmission speed over fiber optic cable.

"Ethernet" means a 10 Mbps speed network that runs over thick coaxial cable (10BASE5), thin coaxial cable (10BASE2), twisted-pair (10BASE-T), and fiber-optic cable. It is the most widely used LAN technology and the most popular form of Ethernet is 10BASE-T. Ethernet is network specification that was developed at Xerox Corp's Palo Alto Research Center, and made into a network standard by Digital, Intel, and Xerox.

"Fast Ethernet" means a 100 Mbps speed network that runs over thick coax, twisted-pair, and fiber-optic cable. Fast Ethernet is 10 times fast than Ethernet.

"FDDI" means a Fiber Distributed Data Interface and is a fiber optic network that supports transmission speeds up to 100 Mbps.

"Firewall" means a hardware and software combination that serves as a gateway between an organization's internal network and the Internet. Employees can get out onto the Net, but unauthorized individuals cannot get into the protected network.

"FTP" means a File Transfer Protocol and is the TCP/IP protocol for file transfer between a host and a remote computer.

"HDTV" means high definition television, which is a new type of television that provides much better resolution than current television. There are a number of competing HDTV standards, which is one reason that the new technology has not been widely implemented.

"HTML" means Hyper Text Markup Language which is a format for information to be viewed by a web browser.

"HTTP" means Hyper Text Transfer Protocol which is the method by which a web server communicates to and from one or more client processes.

"Hub" means a central connection device to which computers and peripheral devices are attached with its own dedicated cabling. A single hub accepts only one type of cabling.

"ISDN" means an Integrated Services Digital Network and is an all-digital communications network that provides a wide range of services on a switched basis. Voice, data and video can be simultaneously transmitted on one line from a source.

"ISO" means International Standards Organization. Founded in 1946, ISO is an international organization composed of national standards bodies from over 75 countries. ISO has defined a number of important computer standards, the most significant of which is perhaps is OSI (Open Systems Interconnection), a standardized architecture for designing networks.


"ISP" means an Internet Service Provider.

"ITU" means International Telecommunications Union, which is an intergovernmental organization through which private and public organizations develop telecommunications. The ITU was founded in 1865 and became a United Nations agency in 1947 and it is responsible for adopting international tax treaties, regulations and standards governing telecommunications.

"JETSEND" means a set of API's and protocols, defined by Hewlett Packard, used from communications between web based devices.

"LAN" means a Local Area Network and is a high-speed communications system designed to link computers for the purpose of sharing files, programs and various devices such as printers and high-speed modems within a small geographic area such as a workgroup, department or single floor of a multi-story building. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

"Multiple link PPP" means multiple link point to point protocol, which is a type of data transfer over the Internet.

"Multiplexing" means a process that combines a number of lower speed data transmissions into one high-speed data transmission by splitting that total available bandwidth into narrower bands (frequency division) or by allotting a common channel to several different transmitting devices one at a time in sequence (time division).

"NT-1" means a type of Network Terminator which is a device that is required on both ends of phone line which work in tandem to provide what is called Echo Cancellation which provides clear incoming data. The NT-1 also converts the line from the single-par, full duplex wiring on the phone company side of the device to a two-pair line with separate transmit and receive lines on the subscriber side of the device thereby allowing multiple devices to co-exist on the circuit.

"OC-1, OC-3, OC-12, OC-48, OC-192" means 51.85Mbps, 155 Mbps, 622 Mbps, 2.5 Gbps and 10Gbps transmission speeds for signals over fiber optic cables.

"OEMs" means original equipment manufacturers.

"ODM" means original design manufacturer.

"Packet" means the "envelop" in which the network software places a message being sent from one station to another station in a network. One of the key features of a packet is that it contains the destination address in addition to the data.

"PAP" means Password Authentication Protocol, which is the most basic form of network security, in which a user's name and password are transmitted over a network and compared to a table of name-password pairs. Typically, the passwords stored in the table are encrypted. The main weakness of PAP is that both the username and password are transmitted in an unencrypted form and therefore can be intercepted by eavesdroppers.

"POP3" means Post Office Protocol, version 3, which is a method by which a client can retrieve messages from an email server.

"POTS" means "plain old telephone service" which refers to the standard telephone service over copper lines that most homes use. In contrast, telephone services based on high-speed, digital communications lines, such as ISDN and FDDI, are not POTS. The main distinction between POTS and non-POTS services are speed and bandwidth, POTS is generally restricted to about 52Kbps.

"PRI" means primary rate interface which is a group of 64K ISDN circuits, or BRI's, in a single "package" which consists of 23 B-channels (30 in Europe) that can carry voice or data and one D-channel which carries call-control information. See also "BRI".

"Protocol" means a standard developed by international standards bodies, individual equipment vendors, and ad hoc groups of interested parties to define how to implement a group of services in one or more layers of the OSI model. The Open Systems Interconnect ("OSI") reference model was developed by the ISO to define all the services a LAN should provide. Ethernet and Token Ring, for example, are both protocols that define different ways to provide the services called for in the Physical and Data Link Layers of the OSI model.

"RADIUS" means Remote Authentication Dial-In User Service, which is an authentication and accounting system used by many ISPs. When a user dials in to the ISP the user must enter a username and password. This information is passed to a RADIUS server, which checks that the information is correct, and then authorizes access to the ISP system.

"RAM" means Random Access Memory, which is volatile memory which only "remembers" as long as power is applied; when the power is turned off the data in RAM is erased. RAM is used for the main memory in personal computers

"RAS" means remote access server and is a device that facilitates the connection of remote systems and users, generally over dial-up circuits.

"RBOC" means a Regional Bell Operating Company.

"Repeater" means a device that is used to extend the length a signal can travel on a cable by regenerating and retiming the signal. Its main function is to receive and retransmit all data packets after amplifying signals that make up the data packet. A repeater contains no logic-integrated circuits.

"RISC" means reduced instruction set computing which is a type of microprocessor that recognizes a relatively limited number of instructions. One advantage of reduced instruction set devices is that they can execute their instructions very fast because the instructions are so simple and another, perhaps more important, is that RISC chips require fewer transistors which makes them cheaper to design and produce.

"ROM" means Read-Only Memory, which is non-volatile memory whose contents are determined during manufacturing, and can't be modified only read.

"Router" means a network translator that reads network-addressing information within packets to provide greater selectivity in directing traffic over multiple LAN segments. A more complex inter-networking device.

"SDH" means Synchronous Digital Hierarchy which is transmission protocol for high speed transmission over fiber optic cable published in 1988 by the Consultative Committee for International Telegraph and Telephony.

"SMTP" means Simple Mail Transfer Protocol, which is a standard used to e-mail servers and clients to send messages.

"SNMP" means Simple Network Management Protocol which is a standards based method of monitoring and controlling networked ("shared") devices.

"SONET" means a transmission protocol for high speed transmission over fiber optic cable which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute.

"T-1" means a dedicated phone connection supporting data rates of 1.544 Mbps. A T-1 line actually consists of 24 individual channels, each of which supports 64Kbps each of which can be configured to carry voice or data traffic. T-1 lines are sometimes referred to as DS-1 lines.

"TCP/IP" means Transmission Control Protocol/Internet Protocol, which is a suite of protocols used for communications between two or more devices.

"TDM" means time division multiplexing which is a multiplexing process that combines a number of lower speed data transmissions into one high-speed data transmission by allotting a common channel to several different transmitting devices one at a time in sequence.

"Token Ring" means a 4 Mbps or 16 Mbps speed network that uses different technology than Ethernet to co-ordinate the transmission of data among nodes.

"Transceiver" means an ethernet device for transmitting and receiving data that provides packet collision detection as well. It can be either an internal or external feature of a network device such as network interface card, repeater, hub or concentrator. A transceiver is also known as a media access unit or MAU.

"UDP" means User Datagram Protocol, which is a connectionless protocol that, like TCP, runs on top of IP networks. Unlike TCP, UDP provides very few error recovery services, offering instead a direct way to send and receive datagrams over an IP network.

"WAN" means a Wide Area Network and is a communications network that connects geographically dispersed users. Typically, a WAN consists of two or more LANs. The largest WAN in existence is the Internet.

"xDSL' means type of Digital Subscriber Line which is technology that allows more data to be sent over existing copper telephone lines (POTS) and can be configured to allow simultaneous voice and data communications over a single line. "x" in xDSL is used because of variety of DSL technologies. "x" in xDSL can stand for "I" for low speed IDSL, "H" for symmetrical HDSL, "S-H" for high growth "lower-speed" single pair version of HDSL called S-HDSL, "A" for asymmetrical ADSL, "RA" for rate adaptive version of ADSL called RADSL, "S" for single line version of HDSL called SDSL and "V" for high speed/short haul DSL called VDSL. The data rates for "I" to "V" vary from 64Kbps to 52 Mbps when receiving data (known as the downstream rate) and from 16Kbps to 2.3Mbps when sending data (known as the upstream rate). xDSL requires a special xDSL modem. xDSL will be one of the more popular choices for Internet access over the next few years.

Item 2.     Properties.

We occupy 541,000 square feet of office, manufacturing and distribution space:
147,000 square feet in the United States and 394,000 square feet in Hong Kong and China, as detailed below.

Our facilities under lease include:

Location                        Square Footage     Facility Type            Expiration Date
--------                        --------------     -------------            ---------------
Annapolis Junction, Maryland    72,000             Manufacturing            October 31, 1999
Fremont , California            18,000             Office/Manufacturing     July 31, 2000
Guandong, China                 390,000            Office/Manufacturing     May 31, 1999
Aurora, Illinois                15,000             Office                   October, 31, 2001
Santa Monica, California        6,200              Office                   April 30, 2001
Waltham, Massachusetts          30,000             Office/Manufacturing     September 30, 2001
Waltham, Massachusetts          6,000              Office                   September 30, 2001

We have six sales offices located around the United States, and one sales office in the United Kingdom totaling 10,700 square feet. All such offices are leased for varying terms.

The facilities we own are:

     San Diego, California - 36,000 square foot office and manufacturing facility

     Hong Kong, China - 4,000 square foot office facility

See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facilities we own.

We believe that our existing and planned facilities are and will remain adequate for the foreseeable future.


Item 3.     Legal Proceedings.

On April 23, 1999, a securities class action lawsuit entitled Lehavi v. Osicom Technologies, Inc., et al., Case No. 99-04408, was filed in the United States District Court for the Central District of California against us and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 1, 1998 through April 21, 1999, inclusive (the "putative class period").

On April 22, 1999, a securities class action lawsuit entitled Herman Wunsch, et. al., v. Osicom Technologies, Inc., et al., Case No. 99-04322, was filed in the United States District Court for the Central District of California against us and our CEO, President and former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 20, 1999, inclusive (the "putative class period").

Both class actions generally allege that, during the putative class period, the defendants made false or misleading public statements which caused the price of our common stock to be artificially inflated. The class action asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. Based upon various press releases, we believe that lawsuits making similar allegations have been filed against us, although we have not been served with any other complaints. We intend to defend the class actions and any other similar lawsuits vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

From time to time, we are involved in various legal proceedings incidental to the conduct of our business. We believe that none of these proceedings will have a material adverse impact on our financial condition or results of operations.

In October and November 1997, we issued 78,049 common shares, valued at $528,000, and made a cash payment of $72,000 in settlement of the class action case against Builders Warehouse Association, Inc. ("BW"), related to events and actions in 1993 and 1994, that was asserted against us subsequent to BW's merger with us. None of our officers and directors were associated with BW during the period for which the litigation was filed. The settlement agreement allows us to assert the claims brought by the plaintiffs against the original defendants in the action which includes the former directors of BW, former officers of BW and financial and public relations advisors to BW. We received $315,000 from the original defendants in the action during the year ended January 31, 1999.


Item 4.     Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.     Market for Company's Common Equity and Related Stockholder Matters.

Our common stock traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the Nasdaq National Market System under the same symbol.

The following table sets forth the high and low closing bid prices for our common stock in the over-the-counter market from February 1, 1997 to January 31, 1999, based upon information obtained from Nasdaq and taking into account the 2-for-1 split on February 12, 1996 and the 1-for-3 reverse split on July 24, 1998. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

        Fiscal 1997-1998                                         High    Low
        ----------------                                         ----    ---
        Quarter from February 1, 1997 to April 30, 1997         $35.63  $20.44
        Quarter from May 1, 1997 to July 31, 1997               $26.81  $16.88
        Quarter from August 1, 1997 to October 31, 1997         $19.03   $8.53
        Quarter from November 1, 1997 to January 31, 1998       $18.75   $6.09

        Fiscal 1998-1999
        ----------------
        Quarter from February 1, 1998 to April 30, 1998         $18.09  $10.31
        Quarter from May 1, 1998 to July 31, 1998               $12.75   $4.63
        Quarter from August 1, 1998 to October 31, 1998          $8.38   $1.81
        Quarter from November 1, 1998 to January 31, 1999       $18.25   $6.38

On April 28, 1999, the average of the high and low bid quotation for our common stock was $10.19 per share. There is no assurance that a market in our common stock will continue.

As of April 30, 1999 (the latest practicable date) there were 1,371 shareholders of record, including brokerage firms and nominees, of our common stock.

We have never paid any cash dividends on our common or preferred stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

Item 6.     Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 1999 and 1998, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1996 and 1995, and the consolidated balance sheet data set forth below at January 31, 1997, 1996, and 1995 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our significant acquisitions, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                             Fiscal Year Ended January 31,
                                                             -----------------------------
                                           1999           1998            1997            1996            1995
                                           ----           ----            ----            ----            ----
Statement of Operations Data:
Net sales                               $ 94,949        $119,049        $115,912        $ 34,473       $ 27,631

Net income (loss) from operations       $(13,388)       $(16,034)       $(15,609)       $ (1,317)      $    968

Net income (loss) from operations
per share:
        Basic                           $  (1.99)       $  (3.25)       $  (5.90)       $  (1.09)      $   0.18
        Diluted                         $  (1.99)       $  (3.25)       $  (5.90)       $  (1.09)      $   0.18

Balance Sheet Data:
Cash and cash equivalents               $  4,685        $  1,912        $  4,055        $    910       $     87
Working capital                         $  3,358        $  7,303        $  9,598        $  4,894       $  3,322
Total assets                            $ 86,764        $ 89,687        $ 78,476        $ 29,860       $ 12,157
Total debt (including short-term debt)  $ 47,906        $ 46,967        $ 43,606        $ 25,183       $  8,990
Stockholders' equity                    $ 38,858        $ 42,720        $ 32,870        $  4,677       $  3,167

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Annual Report on Form 10-K, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

The results of operations reflect our activities and our wholly-owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our". (See Note B to the Consolidated Financial Statements contained in Part II herein).

Results of Operations: Comparison of the Years Ended January 31, 1999 and January 31 1998

Net sales for the twelve months ended January 31, 1999 were $94.9 million compared to $119.0 million for same period ended January 31, 1998, a decrease of $24.1 million or 20.3%. A weakened Asian economy and the loss of their largest customer caused sales of our Wireless segment (formally known as our "FED" operations) to decline by $16.6 million over fiscal 1998. Sales to this customer were 7.0 million and $27.3 million for fiscal 1999 and fiscal 1998. Sales by our Network Access segment also declined by $14.9 million over fiscal 1998 as shipments of legacy products decreased. Sales for our Optical Networking segment increased by $2.0 million over fiscal 1998. Shipments of our Gigamux family of products accounted for this increase. Sales for NETsilicon increased by $5.5 million over fiscal 1998. Shipments were made to 20 OEM customers during fiscal 1999 compared to seven OEM customers in fiscal 1998 contributing to this sales increase.

Gross margins increased to 36.4% from 31.2% for the twelve months ended January 31, 1999 compared to the same period ended January 31, 1998. The higher gross margin of our Gigamux products accounted for the increase in gross margin to 43.1% from 36.6% during fiscal 1999 over fiscal 1998 of our Optical Networking segment. In addition, shipments of higher margin products by our Wireless segment increased gross margin to 22.3% during fiscal 1999 compared to 15.3% in fiscal 1998. The gross margin for NETsilicon decreased to 45.6% compared to 48.7% from the prior year. Late delivery of the NET+ARM chip and the slower than expected realization of general raw material cost reductions resulted in this gross margin decline. Gross margins for our Network Access segment remained relatively constant with the prior year.

Selling and marketing expenses increased to $19.1 million during fiscal 1999 from $17.6 million in fiscal 1998. During fiscal 1999, selling and marketing expenses represented 20.1% of net sales compared to 14.8% of net sales in fiscal 1998. Our Wireless segment incurred external commissions in Fiscal 1999 of $1.7 million on $11.8 million in sales of our Caller ID device to a US-based RBOC. This spending reduction partially offset the increase in external commissions.

Engineering, research and development expenses increased to $9.9 million or 10.4% of net sales during fiscal 1999 from $7.2 million or 6.1% of net sales in fiscal 1998. This resulted in a 37.5% increase in research and development costs over the prior year. Continued research and development efforts in the

Gigamux product family for our Optical Networking segment, the IXQ-200 remote access server in our Network Access segment and the NET+ family of products in NETsilicon, partially offset by a $2.1 million decrease in these expenditures capitalized from 1998 and 1999 was the cause for the increased spending.

General and administrative expenses increased to $16.7 million during fiscal 1999 from $15.1 million in fiscal 1998. A significant amount of this decrease was due to our Wireless segment recording approximately $1.0 million of additional reserves against their accounts receivable during Fiscal 1999 compared to Fiscal 1998. Our Optical Networking segment, in preparing for expected growth of our Gigamux products, incurred the additional expenses to build the infrastructure domestically, in Europe and Asia to adequately prepare for the expected business growth.

Other operating expenses were $852,000 during fiscal 1999 compared to $11.9 million in fiscal 1998. Amortization of purchased technology cost and the excess cost over net book value of assets acquired accounted for these expenses during fiscal 1999.

Other operating expenses during fiscal 1998 included acquisition-related charges of $6.9 million, capitalized software cost valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of our acquisitions made during fiscal 1997. Capitalized software costs represent software development costs we incurred subsequent to acquisition in connection with network access, optical networking and embedded networking products. At January 31, 1998 the remaining net book value of capitalized software development was $4.1 million. Acquisition-related charges included amortization of purchased technology ($647,000), amortization of excess cost over net book value of assets acquired ($461,000) as well as valuation allowances recorded against purchased intangible assets including purchased technology ($4.6 million including $3.7 million related to Cray and $893,000 related to RNS), customer lists ($812,000 related to PDP), excess cost over net book value of assets acquired ($233,000 related to a prior acquisition by BW) and other intangible assets ($82,000). (See Notes A and B to the Financial Statements contained in
Part II herein). Certain of our products, primarily LAN related items, were not competitive in the market for such products as the technology desired by customers could not be cost-effectively added to such products. We re-aligned our resources to focus on providing products that address both the convergence of enterprise data networks and access networks on a cost-effective basis, and the flexibility desired by customers. Accordingly, we recorded a valuation allowance against purchased technology and capitalized software that had no future alternative use. Purchased technology related to Sciteq with a net book value of $2.1 million at January 31, 1998 and is estimated to be recoverable through undiscounted cash flows from the acquired operation. Integration costs included the physical relocation of the Santa Barbara, California operations ($324,000), consolidation of the San Diego, California operations ($537,000), and personnel relocation and reduction costs ($1.4 million).

Interest expense net of other income was $1.4 million during fiscal 1999 compared to $1.1 million in fiscal 1998. The interest expense is attributed primarily to short term borrowings against our lines-of-credit and, remained relatively constant compared with the prior year. During fiscal 1998, the interest expense was offset by a gain on disposal of assets by our Wireless segment for property sold in Hong Kong.

There was no provision for income taxes for the year ended January 31, 1999 as compared to $246,000 for the year ended January 31, 1998. The tax provision for the fiscal year 1998 was the result of the profitable operations of our Wireless segment for the fiscal year. We have carry forwards of domestic federal net perating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized. (See Note L to the Consolidated Financial Statements contained in Part II herein).

Results of Operations: Comparison of the Years Ended January 31, 1998 and January 31 1997

Net sales were $119.0 million in fiscal 1998 compared to $115.9 million in fiscal 1997. Increasing unit sales for our Network Access family of products was the primary reason for this increase over the prior year. Sales to our international customers increased to 23.1% of total net sales in fiscal 1998 compared to 18.9% in fiscal 1997. Sales growth in Japan and the Pacific Rim countries approximated $2.1 million of the international sales increase during fiscal 1998. Weaker economic conditions may have an impact on future sales growth in these markets. Delays in government spending, a stronger dollar versus local currencies and slower adoption of networking technologies are factors that may impact the economy.

Gross margins were 31.2% of net sales during fiscal 1998 compared to 28.6% in fiscal 1997. Shipments of higher margin products were substantial enough to offset price fluctuations for component parts experienced during the recent past. Shifts in the revenue mix and launching of new products may increase gross margins in the future. However, an increase in material component costs may adversely impact gross margins. We may not be able to pass these cost increases through to its customers. There can be no assurances that any efforts we make in these and other areas will successfully offset the negative impact on gross margins resulting from higher component costs.

Selling and marketing expenses increased $3.5 million over fiscal 1997. Expenditures were 14.8% of net sales in fiscal 1998 compared to 12.1% of net sales in fiscal 1997. Brand awareness and new product introduction was the primary emphasis resulting in the increased spending in fiscal 1998.

Engineering, research and development expenses increased by approximately $1.0 million or 17.0% in fiscal 1998 over fiscal 1997. Our efforts to introduce three new families of products in the latter part of 1998 and continued research in several other areas resulted in higher spending during fiscal 1998. Developing new technologies internally is another area where we are focusing. Research and development expenses are expected to increase in the future at a rate slightly higher than incurred in fiscal 1998.

General and administrative expenses rose $4.0 million in fiscal 1998 over fiscal 1997 in part as a result of acquisitions accounted for as purchases during fiscal 1997. Included in fiscal 1998 expenses are: $1.9 million related to operational, managerial and financial re-alignments within the Company including employee relocation costs, travel, recruiting fees, temporary labor and professional fees which were incurred during the second quarter; $947,000 related to the settlement of the litigation against Builders Warehouse Association, Inc. including legal and professional fees; $647,000 for legal and professional advice as well as outside public relation firm fees related to our responses to litigation; $288,000 of accounting fees incurred solely as a result of acquisition activities; and, $119,000 related to litigation with the former landlord of the transmission products group and a former employee laid-off in operational restructuring.

During fiscal 1998, there were no purchased in-process research and development charges. During fiscal 1997, purchased in-process research and development in connection with the acquisitions of the RNS division of Meret, Sciteq, Cray and PDP was $13.7 million and was expensed in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs". We incurred additional costs of approximately $1.8 million and $1.6 million during the years ended January 31, 1997 and 1998, respectively, to complete the development of all of the products and technologies that were in development at acquisition which were released at various times from November 1996 through November 1998. (See Note B to the Consolidated Financial Statements contained in
Part II herein). These actual costs were approximately 25% greater than original estimates with some products released six months later than originally anticipated. At release such products were complete and available for sale to customers.

Other operating expenses for fiscal 1998 were $11.9 million compared to $1.8 million for fiscal 1997. The expenses for fiscal 1998 included acquisition-related charges of $6.9 million, capitalized software costs valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of our acquisitions during fiscal 1997. Capitalized software costs represent software development costs incurred by the Company subsequent to acquisition in connection with networking, fiber optic and system-on-silcon embedded products. At January 31, 1998 the remaining net book value of capitalized software development was $4.1 million. Acquisition-related charges included amortization of purchased technology ($647,000), amortization of excess cost over net book value of assets acquired ($461,000) as well as valuation allowances recorded against purchased intangible assets including purchased technology ($4.6 million including $3.7 million related to Cray and $893,000 related to RNS), customer lists ($812,000 related to PDP), excess cost over net book value of assets acquired ($233,000 related to a prior acquisition by BW) and other intangible assets ($82,000). (See Notes A and B to the Financial Statements contained in Part II herein). Certain of our products, primarily LAN related items, were not competitive in the market for such products as the technology desired by customers could not be cost-effectively added to such products. We re-aligned our resources to focus on providing products that address both the convergence of enterprise data networks and access networks on a cost-effective basis and the flexibility desired by customers. Accordingly, we recorded a valuation allowance against purchased technology and capitalized software that had no future alternative use. Purchased technology related to Sciteq with a net book value of $2.1 million at January 31, 1998 is estimated to be recoverable through undiscounted cash flows from the acquired operation. Integration costs included the physical relocation of the Santa Barbara, California operations ($324,000), consolidation of the San Diego, California operations ($537,000), and personnel relocation and reduction costs ($1.4 million). Other operating expenses for fiscal 1997 included acquisition-related charges of $1.8 million and included amortization of purchased technology and excess cost over net book value of assets acquired ($939,000) as well as costs associated with acquisitions accounted for as poolings of interests during fiscal 1997 ($1.2 million) partially offset by the amortization of negative goodwill of $325,000.

Other income net of interest expense resulted in a $1.1 million charge for fiscal 1998 compared to a $1.8 million charge in fiscal 1997. The interest expense for 1998 is primarily the result of short-term borrowing against our lines-of-credit. The interest expense for fiscal 1997 is the result of short-term borrowing against our lines-of-credit and interest expense of $582,000 incurred in connection with the placement of convertible debentures (See Note F to the Consolidated Financial Statements contained in Part II herein).

Provision for income taxes for the year ended January 31, 1998 was $246,000 compared to $182,000 for the year ended January 31, 1997. The tax provision resulted from the profitable operations of our Wireless segment for both fiscal years 1998 and 1997. The Company has carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, the Company provides a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized. (See Note L to the Consolidated Financial Statements contained in Part II herein).

Liquidity and Capital Resources

We finance our operations and acquisitions from debt issuances, bank lines of credit and securities placements.

We incurred a cash flow deficit of $3.3 million from operating activities for fiscal 1999 compared to a $2.4 million deficit for fiscal 1998.
The Company's net loss, after adjusting for the effects of non-cash transactions in the Company's Statement of Operations, increased from $5,418 during fiscal 1998 to $7,479 during fiscal 1999. The difference is principally due to a decrease in the net loss of $2,646 from fiscal 1998 to fiscal 1999 which is more than offset by the significant non-cash expenses related to writedowns of purchased technology in fiscal 1998 of $8,530.

Accounts receivable increased to $21.7 million at January 31, 1999 from $19.3 million at January 31,1998. Our Wireless segment reported higher sales in the fourth quarter of fiscal 1999 compared to sales for the same period in the prior year caused the accounts receivable increase over the prior year. The average number of days that sales are outstanding in receivables was 83 days at January 31, 1999 compared to 59 days at January 31, 1998. Inventories declined to $17.7 million at January 31, 1999 from $21.9 million at January 31, 1998.

Accounts payable increased by 6.9% during fiscal 1999. Research and development efforts focusing on the Gigamux family of products resulted in increased spending over the prior year. In addition, our Wireless segment recorded an increase in accounts payables for the inventory required by the higher sales in the fourth quarter of fiscal 1999 as compared to the same period in the period year.

Net cash used in investing activities during the fiscal year consisted of activities related to the purchases of property and equipment of $1.9 million in our Optical Networking and Wireless operating segments. Expenditures for software development costs of $2.0 million were incurred in our Network Access segment and NETsilicon.

Net cash provided by financing activities during the year ended January 31, 1999 was $9.2 million compared to $12.2 million at January 31, 1998. Financing activities consisted of proceeds from the issuance of securities of $9.4 million, net proceeds from short term debt of $313,000, net repayment of long term debts and acquisition repayments of $58,000, proceeds of $148,000 from stock option exercises and $569,000 for purchases of treasury stock.

We had various lines of credit totaling $25.4 million at January 31, 1999 compared to $26.3 million for the same period ended January 31, 1998. Outstanding short-term borrowings against those lines of credit were $15.2 million at January 31, 1999. These credit facilities include $18 million provided by Coast Business Credit, a division of Southern Pacific Bank, an asset based lender. Subsequent to January 31, 1999, the credit facilities were increased from $18 million to $20 million. The credit lines are collateralized by accounts receivable, inventory and equipment. We have additional credit facilities of $7.4 million provided by various institutions in the Far East which are collateralized by our Wireless segment's leasehold land and buildings, fixed bank deposits and inventories.

During the year ended January 31, 1999, we completed several private placements of our convertible preferred stock and common stock receiving net proceeds of $9.4 million, and issued 1,911,717 shares of common stock in conversions of these and other securities during the year ended January 31, 1999. (See Note I to the Consolidated Financial Statements contained in Part II herein.)
During the year ended January 31, 1998 we completed several private placements of its common stock and convertible preferred stock receiving net proceeds of $14.4 million and issued 2,414,736 shares of our common stock in these placements and in conversions of the preferred stock. (See Note I to the Consolidated Financial Statements contained in Part II herein.)

During the year ended January 31, 1997 we completed several private placements of its convertible preferred stock and convertible debentures receiving net proceeds of $37.9 million and has issued 1,415,232 shares of our common stock in conversions of these securities during the year ended January 31, 1998. (See
Note I to the Consolidated Financial Statements contained in Part II herein).

We previously announced our plans, through an 8-K filing, to divest all or several of our operating subsidiaries. We have disclosed elsewhere in this document our current plans regarding NETsilicon and Wireless Products. Although we have no definitive plans at this time with respect to our network access and optical networking business units, we continue to explore opportunities for those two business units. We continue to operate and invest in all of our businesses pending any transactions.

Year 2000 Compliance

The Year 2000 issue refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether '00' means 1900 or 2000, which may result in failures or the creation of erroneous results.

During fiscal 1998 we commenced taking steps to address potential Year 2000 problems, including (i) identifying the computer systems and products affected;
(ii) contacting vendors and customers; (iii) determining the Year 2000 compliance status of each of its systems and products; and (iv) implementing any necessary changes. Although we do not currently expect the Year 2000 issue will be material to our systems or products, we could discover (or fail to discover) Year 2000 issues in the course of our evaluation process that would have a material adverse effect on our business, results of operations or financial condition if not properly addressed.

We have completed a review of our products and have ascertained that our products are Year 2000 compliant. We have tested software obtained from third parties that is incorporated into its products, and is seeking assurances from its vendors that their licensed software is Year 2000 compliant. Futhermore, we are surveying all vendors requesting information concerning exposure to Year 2000 problems and the results are not complete. We expect to complete this process by September 1999. We have received representation from certain vendors, including some of our sole source vendors, as to the Year 2000 compliance of their systems and products. Despite our testing and our current and potential customers, and assurances from the vendors of the software and hardware incorporated into the products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in such products could severely disrupt the Company's operations and have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our internal systems include both information technology ("IT") and non-IT systems. We have completed an assessment of its material internal IT and non-IT systems, including software and hardware technology. To the extent we cannot test the technology, we seek assurances from such vendors that their systems are Year 2000 compliant. We are not aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000; however, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We intend to complete the remediation of any non-Year 2000 compliant technology by September 1999.

We are surveying our customers requesting information concerning exposure to Year 2000 problems and the results are not complete. Our current and potential customers may incur significant expense to achieve Year 2000 compliance. If such customers are not Year 2000 compliant, they may incur material costs to remedy problems or face litigation costs. As a result, such customers and potential customers could reduce or eliminate plans that they have to purchase our products or services. Such events could have a material effect on our business, financial condition, cash flows and results of operations.

The efforts to address the Year 2000 issue has been funded from available cash and has not separately accounted for these costs in its financial statements. The costs of addressing this issue is currently estimated to be approximately $400,000 but the final cost has not yet been determined; all costs, excluding third party vendor software upgrades costing $200,000 have been expensed as incurred.

We do not believe the risks of Year 2000 compliance are material, therefore we have not yet established a contingency plan in the event that we or our customers or vendors cannot correct the Year 2000 problem. In the event that we or our customers or vendors cannot correct the Year 2000 problem we will allocate the appropriate resources at that time. However, we are subject to external forces that may affect industry and commerce generally, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

We believe we have sufficient working capital to meet its planned level of operations for fiscal 2000. However, there can be no assurance that our working capital requirements for fiscal 2000 will not exceed our ability to generate sufficient cash internally to support its requirements and the need capital will have to be obtained from external sources. We cannot give any assurances that sufficient capital, at terms acceptable to us, will be available when needed.

Effects of Inflation and Currency Exchange Rates

We believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

The majority of our are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

Impact of Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 1999. The statement establishes standards for accounting for derivatives and hedging instruments of which we do not currently have none. We do not expect the adoption of SFAS No. 133 to have a material effect, if any, on our financial position or results of operations.

Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 31, 1998. The adoption of SFAS No. 134 will have no effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements issued for fiscal years ending after February 15, 1999.
The adoption of SFAS No. 135 will have no effect on our financial position or results of operations.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. We do not expect the adoption of SOP 98-1 to have a material effect, if any, on our financial position or results of operations.

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which under this SOP must be expensed as incurred. We do not expect the adoption of SOP 98-5 to have a material effect, if any, on our financial position or results of operations.


Other Matters

See Item 3.  "Legal Proceedings" contained herein.

Item 7A.     Quanitative and Qualitative Disclosures About Market Risk

We are exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk.

We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its credit facilities at January 31, 1999 as the rates charged by lenders adjusts on the basis of the lenders' prime rate.


Item 8.     Financial Statements and Supplementary Data.

The information required by Item 8 is set forth in Item 13 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.     Directors and Executive Officers of the Company

On April 30, 1999, the Company's Directors and executive officers were:

              Name                  Age       Position
              ----                  ---       --------
        Par Chadha                  44       Chief Executive Officer, Chairman,
                                             Director
        Xin Cheng, Ph.D.            43       President, Director
        Leonard Hecht               62       Director (i)
        Humbert B. Powell III       60       Director (i)
        Renn Zaphiropoulos          73       Director
        Christopher E. Sue          36       Vice-President of Finance, Secretary
        Ronald Mackey               35       Executive Vice-President Technology
        Arthur Trakas               47       Executive Vice-President Worldwide Sales

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

Leonard N. Hecht, has been a director of the Company since June 18, 1996 and since August 1998 a director of Netsilicon, Inc. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing which he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly-held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

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

Renn Zaphiropoulos became a director of the Company on March 25, 1998. Mr. Zaphiropoulos also serves as Chairman and director of NETsilicon, Inc., a director of Optical Coating Laboratories, Inc. and a director and consultant to a number of private, development stage high-tech firms. Mr. Zaphiropoulos is presently an Adjunct Professor of Business at Southern Utah University and is a frequent lecturer on a variety of management subjects at the University of California at Santa Clara, Harvard Business School, Columbia University and Stanford University. Mr. Zaphiropoulos is a pioneer in the development of the electrostatic writing techniques for the production of hard copy. In 1969 he co-founded Versatec which was merged into Xerox Corporation in December 1975. He holds a B.S. in Engineering Physics and M.S. in Physics, both from Lehigh University, a Doctor of Science from Rose Hurlman Institute of Technology and a Doctor of Humanities from Southern University.

Christopher E. Sue has been Vice President of Finance since September, 1997. From January 1996 to September 1997, he served as Chief Financial Officer of the company and from February, 1997 to September, 1997 and from November 1998 to the present as Secretary of the Company. He has served as Chief Financial Officer of Meret Communications, Inc. since December, 1995. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant.

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


On April 30, 1999 other key employees of the Company were:

              Name                        Position
              ----                        --------
        Cornelius Peterson III     President, NETsilicon, Inc.
        Kelvin Y.O. Li             President, General Manager, Wireless Products
        Michael Cawley             Vice President of European Sales and Marketing,
                                          Optical Networking
        James T. Chitkowski        Vice President of Sales and Marketing, Optical Networking
        Gilbert G. Goldbeck        Vice President of Finance and Operations, Network Access
        Ivo A. Lekich              Vice President of Strateyic Alliances, Optical Networking
        Bassam Omar                Vice President of Operations, Business Manager,
                                          Optical Networking

Cornelius Peterson III, President, NETsilicon, Inc. joined the Company upon its acquisition of NETsilicon, Inc. ("NSI"), formally known as Digital Products, Inc. Mr. Peterson had served as president and chief executive officer of NSI since founding the company in 1984. Prior to NSI, Mr. Peterson founded Distribution Management Systems, Inc., a supplier of distribution systems for Fortune 100 companies. The company was sold in the spring of 1987 to Cullinet Corporation. Mr. Peterson was also a founder of Softech, a leading supplier of computer language and software development and services. Mr. Peterson holds Bachelor of Science and Master of Science degrees from the Massachusetts Institute of Technology.

Kelvin Y. O. Li, President, General Manager, Wireless Products, joined Osicom Technologies, Inc. upon its acquisition of Builders Warehouse Association, Inc., where he had served as President of its subsidiary, Relialogic Technology Corporation ("RTC"), as the Chief Executive Officer of its subsidiary, Uni Precision Industrial, Ltd. Mr. Li was a founder of Relialogic Corporation and served as its president until its dissolution in May, 1994. Mr. Li has been a director of Co-Time Computer and Uni Precision Industrial, Ltd., in Hong Kong. From 1984 to 1989, Mr. Li worked as a sales engineering manager for Hong Kong Ryosan.

Michael Cawley, Vice President of European Sales and Marketing, Optical Networking, is responsible for our sales and marketing efforts in Europe for our Optical Networking products. Mr. Cawley joined us with the acquisition of RNS as the European Sales Director. With 20 years of telecommunications experience, he has spent several years consulting for US-based companies coming into the European market, and prior to that he was Sales Director for Network Equipment Technologies as well as holding various positions at Timeplex.

James T. Chitkowski, Vice President of Sales and Marketing joined the Osicom Technologies, Inc. in September 1998. Mr. Chitkowski is responsible for directing our sales and marketing efforts with a primary focus on the Gigamux Metropolitan DWDM product family in our Optical Networking segment. Mr. Chitkowski has over 27 years of sales, marketing and management experience in the telecommunications industry. Mr. Chitkowski has held key positions with a number of large telecommunications companies which include, Tekelec DSC Communications, Siemens, GTE, NEC America, NovAtel Communications and most recently Broadband Technologies. Mr. Chitkowski has made significant contributions to the industry successfully instrumenting business expansion and client relations and, securing multi-million dollars contracts during his tenure with these companies.

Gilbert G. Goldbeck, CPA was appointed Vice President of Finance and Operations, Network Access products in August 1998. He was the Controller for Cray Communications from 1992 to 1998 and held various financial management positions with Cray from 1986 to 1992. From 1985 to 1986 he was a financial analyst with Kiplinger Editors. From 1983 to 1985 he was an internal auditor with Dyn Corp. He is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Maryland.

Ivo A. Lekich, Vice President of Strategic Alliances, Optical Networking, has been a member of our management team since February 1997, with current responsibilities in forming partnerships and alliances for our Gigamux'Tm' family of products. Mr. Lekich has held leadship responsibilities within the sales organization in the federal, commercial, and carrier markets.
Prior to Osicom, Mr. Lekich was Vice President and General Manager of GDC Federal Systems, Inc. During his 23 year career in the computer and communications industry, he has held executive management and field management positions with Network Equipment Technologies, Harris Corporation, Inforex Corporation, and IBM. He earned a Bachelor of Arts degree in Social Science and Economics at Kean University in New Jersey.

Bassam Omar, Vice President of Operations, General Manager, Optical Networking, joined the Company in February, 1997 as a Senior Product Manager for Video Routing and Distribution products. In August, 1997 Mr. Omar was named Director of Business Development for Transmission Products. In November, 1997 he became Vice President of Operations, General Manager. Mr. Omar has eleven years of technical management experience covering the areas of engineering, manufacturing and marketing. Mr. Omar holds a Bachelor of Science degree in electrical engineering and a Master of Business Administration from the University of Utah.


Compliance with Section 16(a) of the Exchange Act

The Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To the knowledge of the Company, all filing requirements under Section 16(a) in respect of the Company were complied within the year ended January 31, 1999.


Item 11.     Executive Compensation

The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.


Item 13.     Certain Relationships and Related Transactions.

During May 1997, 279,207 warrants exercisable at $5.638 held by R II Partners, Inc. and 279,207 warrants exercisable at $5.638 held by Brite Lite Industries, Inc. were exercised in cashless transactions. These warrants were issued in connection with the acquisition of Relialogic Technology Corporation by Builders Warehouse Association, Inc. ("BW") on May 31, 1995 in satisfaction of the $3,000,000 additional consideration due under the agreement; the exercise price is equal to 105% of the average closing bid price of BW's common shares for the five trading days ended October 31, 1995. The value of the net share settlement was $1,877,000 which is the difference between the closing price of the Company's common shares at exercise ($9.00) and the exercise price of the warrants ($5.638). This amount was paid in equal shares to RII Partners, Inc. and Brite Lite Industries, Inc. with $1,567,000 paid in cash with the remaining $310,000 balance applied to amounts due the Company under indemnification agreements. Par Chadha, Chairman and Chief Executive Officer, owns directly and indirectly 100% of the outstanding capital stock of R II Partners, Inc. Barry Witz, a former director of the Company, owns directly and indirectly 100% of the outstanding capital stock of Brite Lite Industries, Inc.

During fiscal 1998, we made 8% demand loans totaling $165,000 to Chrysalis Capital Group; the loans are collateralized by 20,408 shares of our common stock. All accrued interest was paid at January 31, 1999; accrued and unpaid interest at January 31, 1998 totaled $9,300. During fiscal 1999, we paid $25,000 in fees to Chrysalis Capital Group for services rendered in connection with the amended loan and security agreement for NSI. Leonard Hecht, Director, owns directly and indirectly 100% of the outstanding capital stock of Chrysalis Capital Group.

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits and Consolidated Financial Statement Schedules

     1.   Financial Statements: (see index to financial statements at page 45)

          Independent Certified Public Accountants' Reports

          Consolidated Balance Sheets at January 31, 1998 and 1997

          Consolidated Statements of Operations for the Years Ended
               January 31, 1999, 1998 and 1997

          Consolidated Statement of Stockholders' Equity for the Years Ended
               January 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended
               January 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

     2.   Exhibits:

          2. Stock Purchase Agreement dated as of June 1, 1996 between Osicom and BWA (A)

          3.1   Restated Certificate of Incorporation dated June 14, 1988 (B)

          3.2   Amended and Restated By-Laws of Registrant (C)

          3.3   Series A Preferred Stock Certificate of Designation (D)

          3.4   Series B Preferred Stock Certificate of Designation (A)

          3.5   Series C Preferred Stock Certificate of Designation (A)

          3.6   Series D Preferred Stock Certificate of Designation (E)

          3.7   Series E Preferred Stock Certificate of Designation - (F)

          3.8   Series B Preferred Stock Certificate of Designation - (F)

          3.9 Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 - (O)

          3.10  Certificate of Amendment to the By-Laws dated January 30, 1998 -
                (O)

          4.1 Stock Option Agreement by and between the Registrant and United Jersey Bank dated as of February 28, 1991 (D)

          4.2   Incentive Stock Option Plan, as amended (G)

          4.3   1988 Stock Option Plan (G)

          4.4   1997 Incentive and Non-Qualified Stock Option Plan (H)

          4.5   1997 Directors Stock Option Plan (H)

          10.1 Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and Modification dated January 31, 1996 (I)

          10.2 Acquisition Agreement of Dynair Electronics, Inc. dated May 31, 1995 (J)

          10.3 Acquisition Agreement of Rockwell Network Systems, Inc. dated January 31, 1996 (K)

          10.4 Acquisition Agreement of Digital Products, Inc. dated as of July 1, 1996 (L)

          10.5 Acquisition Agreement of Cray Communications, Inc. dated as of July 1, 1996 (M)

          10.7 Share Purchase Agreement of Asia Broadcasting and Communications Network, Ltd. dated as of March 20, 1996 (N)

          10.8 Cooperation and Supply Agreement with Asia Broadcasting and Communications Network, Ltd. dated as of March 21, 1997 (N)

          21     Subsidiaries of the Registrant - (O)

          23.1   Consent of BDO Seidman LLP

          23.2   Consent of Arthur Andersen & Co., L.L.P.

          27     Financial data schedule

          ----------------

          The foregoing are incorporated by reference from the Registrant's filings as indicated:

          A    Form S-4 dated September 6, 1996
          B    Form 10-QSB for the quarter ended July 31, 1996
          C    Form 10-K for the year ended January 31, 1988
          D    Form 10-K for the year ended January 31, 1993
          E    Form S-3 dated February 25, 1997
          F    Form 10-KSB for the year ended January 31, 1997
          G    Proxy Statement dated May 13, 1988
          H    Proxy Statement dated November 21, 1997
          I    Form 10-KSB for year ended January 31, 1996
          J    Form 8-K dated June 8, 1995
          K    Form 8-K dated February 2, 1996
          L    Form 8-K dated September 12, 1996
          M    Form 8-K dated September 23, 1996
          N    Form 8-K dated April 10, 1997
          O    Form 10-KSB for the year ended January 31, 1998

          ----------

          NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(b)       Reports on Form 8-K filed during the quarter ended January 31, 1999

          December 3, 1998                Assignment of redemption of Series C
                                          Preferred Stock

                           OSICOM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Independent Certified Public Accountants' Reports                    F-1 to F-2

Consolidated Balance Sheets as of January 31, 1999 and 1998             F-3

Consolidated Statements of Operations for the years ended
        January 31, 1999, 1998 and 1997                                 F-4

Consolidated Statements of Shareholders' Equity for the years ended
        January 31, 1999, 1998 and 1997                              F-5 to F-7

Consolidated Statements of Cash Flows for the years ended
        January 31, 1999, 1998 and 1997                                 F-8

Notes to Consolidated Financial Statements                           F-9 to F-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders of
Osicom Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Osicom Technologies, Inc. (a New Jersey corporation) and subsidiaries (the "Company") as of January 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a foreign subsidiary which statements reflect total assets of $27,529,000 and $35,533,000 as of January 31, 1999 and 1998, respectively, and total revenues of $39,590,000 and $54,850,000 for the years then ended and total revenues of $50,692,000 for the ten months then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits, and the reports of the other auditors provide a reasonable basis for our opinion.

As discussed in Note H, two securities class actions filed in the United States District Court for the Central District of California were served against the Company and certain officers in April 1999. Due to the recent filing of the suit, the Company is currently unable to determine the probable resolutions of these suits, including, if any, the amount of loss to be incurred from these suits, if the plaintiffs were to prevail.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years ended January 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ BDO Seidman LLP
-----------------------------

BDO Seidman LLP

Los Angeles, California
March 11, 1999, except for Notes H and Q which are as of April 30, 1999

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

AUDITORS' REPORT TO THE SHAREHOLDERS OF
UNI PRECISION INDUSTRIAL LIMITED AND SUBSIDIARIES
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheet of Uni Precision Industrial Limited and Subsidiary (the "Group), incorporated in Hong Kong, as of January 31, 1998 and 1999 and the related statements of income, cash flows, and changes in shareholders' equity for the years ended January 31, 1999, 1998 and for the ten months ended January 31, 1997, expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of January 31, 1998 and 1999, and the results of its operations and cash flows for the years ended January 31, 1998 and 1999 and ten months ended January 31, 1997, in conformity with generally accepted accounting principles in the United
States of America.


/s/ Arthur Andersen & Co.
----------------------------
ARTHUR ANDERSEN & CO.

Hong Kong,
February 27, 1999

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

=====================================================================================================================
                                                                                January 31, 1999    January 31, 1998
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash and equivalents                                                        $  4,685           $  1,912
        Restricted cash (Notes B and D)                                                1,112              2,159
        Accounts receivable, net (Notes D and S)                                      21,659             19,286
        Inventory, net (Notes B, D and S)                                             17,696             21,922
        Prepaid expenses and other current assets (Notes J and N)                      2,842              5,319
---------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                                  47,994             50,598
---------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET (NOtes C, D and E)                                        16,032             17,008
---------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
        Purchased technology, net (Notes A and B)                                      1,766              2,138
        Excess of cost over net assets acquired, net (Notes A and B)                   6,261              6,743
        Capitalized software, net (Note B)                                             5,105              4,144
        Other assets (Note B)                                                          9,606              9,056
---------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER ASSETS                                                    22,738             22,081
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 86,764           $ 89,687
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Short-term debt (Note D)                                                    $ 15,218           $ 14,905
        Current maturities of long term debt (Note E)                                    677                742
        Accounts payable                                                              23,290             21,768
        Accrued liabilities                                                            4,520              4,628
        Other current liabilities                                                        931                913
        Income taxes payable                                                              --                339
---------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                             44,636             43,295
---------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations  (Notes E and G)                          2,892              3,294
Deferred income taxes (Note L)                                                           378                378
---------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                     47,906             46,967
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes G and H)

STOCKHOLDERS' EQUITY (Note I)
        Preferred stock, $.01 par value; cumulative dividends; liquidation
                preference $12,871 including accumulated dividends                         1                  1
        Common stock, $.30 par value; 16,667 shares authorized; 8,924 shares issued  8,844 shares outstanding at January 31, 1999; 6,896
                shares issued and  6,893 shares outstanding at January 31, 1998        2,677              2,069
        Additional paid-in capital                                                    85,183             74,003
        Accumulated deficit                                                          (48,479)           (33,331)
        Treasury stock, at cost; 80 shares and 3 shares at January 31, 1999 and
                January 31, 1998, respectively                                          (524)               (22)
---------------------------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                            38,858             42,720
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 86,764           $ 89,687
=====================================================================================================================

See accompanying notes to consolidated financial statements

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

=========================================================================================================
                                                                        Twelve Months Ended
                                                                              January 31
                                                                 ----------------------------------------
                                                                    1999         1998           1997
---------------------------------------------------------------------------------------------------------
NET SALES                                                        $ 94,949     $ 119,049     $ 115,912

COST OF SALES                                                      60,379        81,906        82,751
---------------------------------------------------------------------------------------------------------
                GROSS PROFIT                                       34,570        37,143        33,161
---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
        Selling and marketing                                      19,150        17,601        14,052
        Engineering, research and development                       9,853         7,172         6,129
        General and administrative                                 16,659        15,128        11,150
        Other operating expenses (Note A)                             852        11,885        15,447
---------------------------------------------------------------------------------------------------------
                TOTAL OPERATING EXPENSES                           46,514        51,786        46,778
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     (11,944)      (14,643)      (13,617)
---------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
        Investment income                                             367           490           418
        Interest expense                                           (2,171)       (2,101)       (2,360)
        Gain on disposal of assets                                     --           422            --
        Other income (charges)                                        360            44           132
---------------------------------------------------------------------------------------------------------
                TOTAL OTHER INCOME (CHARGES)                       (1,444)       (1,145)       (1,810)
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (13,388)      (15,788)      (15,427)

PROVISION FOR INCOME TAXES (Note L)                                    --           246           182
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $(13,388)    $ (16,034)    $ (15,609)
=========================================================================================================

INCOME (LOSS) PER COMMON SHARE (Note M)

        ACCRUED UNDECLARED DIVIDENDS                                  150           150           150
        DEEMED DIVIDEND (Note I)                                    1,760            --            --

NET INCOME (LOSS) APPLICABLE
        TO COMMON SHARES                                         $(15,298)    $ (16,184)    $ (15,759)
=========================================================================================================

        BASIC
                WEIGHTED AVERAGE COMMON SHARES
                        OUTSTANDING (RESTATED, IN THOUSANDS)        7,673         4,987         2,672

                NET INCOME (LOSS) PER COMMON SHARE:              $  (1.99)    $   (3.25)    $   (5.90)
=========================================================================================================

        DILUTED
                WEIGHTED AVERAGE COMMON SHARES
                        OUTSTANDING (RESTATED, IN THOUSANDS)        7,673         4,987         2,672

                NET INCOME (LOSS) PER COMMON SHARE:              $  (1.99)    $   (3.25)    $   (5.90)
=========================================================================================================

See accompanying notes to consolidated financial statements

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1999

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

===================================================================================================================================
                                       COMMON           PREFERRED       ADDITIONAL                     TREASURY          TOTAL
                                        STOCK             STOCK          PAID IN    ACCUMULATED         STOCK        STOCKHOLDERS'
                                  Shares     Amount  Shares    Amount    CAPITAL      DEFICIT      Shares    Amount     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
        January 31, 1998           6,896  $  2,069      6       $  1     $74,003     $(33,331)        3      $ (22)     $42,720

Common stock placements,
        net (Note J)                 636       191                         1,798                                          1,989

Preferred stock placements,
        net (Note I)                                    8          1       7,419                                          7,420

Preferred stock conversions
        (Note I)                   1,133       340     (2)        (1)       (339)                                            --

Debenture conversions
        (Note F)                     143        43                           367                                            410

Stock option exercises                20         6                           142                                            148

Stock issued in connection
        with acquisitions
        (Note A)                      50        15                           (15)                                            --

Expenses paid with stock
        issuances (Note J)            46        13                           399                     (8)        67          479

Costs attributed to
        stock issuances                                                      (86)                                           (86)

Cashless option exercises                                                   (265)                                          (265)

Treasury stock purchases                                                                             85       (569)        (569)

Deemed dividend
        (Note I)                                                           1,760       (1,760)                               --

Net loss                                                                              (13,388)                          (13,388)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
        JANUARY 31, 1999           8,924  $  2,677     12        $ 1    $85,183      $(48,479)       80      $(524)     $38,858
===================================================================================================================================

See accompanying notes to consolidated financial statements

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1998

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

===================================================================================================================================
                                       COMMON           PREFERRED       ADDITIONAL                     TREASURY          TOTAL
                                        STOCK             STOCK          PAID IN    ACCUMULATED         STOCK        STOCKHOLDERS'
                                  Shares     Amount  Shares    Amount    CAPITAL      DEFICIT      Shares    Amount     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
        January 31, 1997           3,659     $1,098    42        $1      $49,246     $(17,297)        1      $(178)     $32,870

Common stock placements,
        net (Note J)                 952        286                        6,694                                          6,980

Preferred stock placements,
        net (Note I)                                    8         1        6,174                                          6,175

Preferred stock conversions
        and assigned calls, net
        (Note I)                   1,462        439   (44)       (1)        (438)                                            --

Stock option exercises                23          7                           72                                             79

Stock issued in connection
        with acquisitions
        (Note A)                     373        112                        4,678                                          4,790

Stock issued in connection
        with investments
        (Note J)                     272         82                        7,358                                          7,440

Expenses paid with stock
        issuances (Note J)           108         31                          572                                            603

Stock issued for debt                 46         14                          355                                            369

Costs attributed to
        stock issuances                                                     (199)                                          (199)

Cashless warrant exercises
        (Note J)                       2          1                       (2,326)                                        (2,325)

Common shares subject to
        cash put by holders at
        January 31, 1997 (Note A)                                          1,994                                          1,994

Treasury stock purchases                                                                              3        (22)         (22)

Treasury stock
        cancelation                   (1)        (1)                        (177)                    (1)       178           --

Net loss                                                                              (16,034)                          (16,034)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
        JANUARY 31, 1998           6,896     $2,069     6       $1       $74,003     $(33,331)        3       $(22)     $42,720
===================================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1997

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

===================================================================================================================================
                                       COMMON           PREFERRED       ADDITIONAL                     TREASURY          TOTAL
                                        STOCK             STOCK          PAID IN    ACCUMULATED         STOCK        STOCKHOLDERS'
                                  Shares     Amount  Shares    Amount    CAPITAL      DEFICIT      Shares    Amount     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
        January 31, 1996           1,891     $  567     3       $ 1      $ 5,975      $(1,688)        1      $(178)      $4,677

Preferred stock placements,
        net (Note I)                                  233         2       21,107                                         21,109

Preferred stock conversions
        and assigned calls, net
        (Note I)                     686        206  (198)       (2)        (209)                                            (5)

Stock option exercises                87         26                          381                                            407

Debenture conversions
        (Note F)                     729        219                       16,216                                         16,435

Stock issued in connection
        with acquisitions
        (Note A)                     258         77     3        --        5,975                                          6,052

Expenses paid with stock
        issuances (Note J)             2          1                           47                                             48

Stock issued for debt                  4          1     7        --        8,037                                          8,038

Preferred stock redemption                             (6)       --       (6,269)                                        (6,269)

Costs attributed to
        stock issuances                2          1                          (20)                                           (19)

Common shares subject to
        cash put by holders
        (Note A)                                                          (1,994)                                        (1,994)

Net loss                                                                              (15,609)                          (15,609)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
        JANUARY 31, 1997           3,659     $1,098    42       $ 1      $49,246     $(17,297)        1      $(178)     $32,870
===================================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

==========================================================================================================================
                                                                                          Year Ended January 31,
                                                                                  ----------------------------------------
                                                                                     1999         1998         1997
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                      $(13,388)    $(16,034)    $(15,609)
--------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Intangible assets valuation allowances (Notes A and B)                      --        8,530           --
            Purchased research and development (Note A)                                 --           --       12,320
            Depreciation and amortization                                            4,761        4,058        2,893
            Accounts receivable and inventory reserves                                 669       (1,921)         961
            Account and note receivable recoveries                                      --          157           --
            Expenses paid through issuances of securities                              479          214          239
            Debt issuance costs reducing proceeds recorded as interest expense          --           --          582
            Gain on disposals of fixed assets                                           --         (422)          --
            Unrealized losses (gains) in investment securities                          --           --         (101)
            Other expenses not requiring use of cash                                    --           --          214
        Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
                (Increase) decrease in restricted cash                               1,048         (415)       1,746
                Increase (decrease) in accounts receivable                          (3,783)          62        2,942
                (Increase) decrease in inventories                                   4,966        1,576         (273)
                (Increase) decrease in other current assets                            770       (1,391)         173
                Increase (decrease) in accounts payable                              1,593        3,062          (64)
                Decrease in accrued expenses                                          (178)        (238)      (1,969)
                Increase (decrease) in other current liabilities                       210          359          145
--------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                                       (3,273)      (2,403)      (1,685)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (1,957)      (6,535)      (6,357)
    Software development costs (Note B)                                             (2,048)      (4,131)      (3,083)
    Proceeds from disposal of fixed assets                                              --          729           --
    Purchase of other assets (Note A)                                                 (549)          44       (1,079)
    Cash outlays for acquired companies in excess of cash acquired (Note A)             --          (14)     (15,792)
    Other receivables (Notes J and N)                                                1,443       (2,000)        (591)
--------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                       (3,111)     (11,907)     (26,902)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock (Note I)                   7,420        6,175       21,109
    Proceeds from issuances of common stock (Note J)                                 1,989        8,259           --
    Proceeds from issuance of convertible debentures (Note F)                           --           --       16,831
    Redemption of preferred stock (Note I)                                              --           --       (6,269)
    Proceeds from issuance of short-term debt, net of repayments (Note D)              313        3,754         (983)
    Proceeds from long-term debt (Note E)                                              507          126        3,275
    Repayment of long-term debt (Note E)                                              (565)      (1,147)      (2,549)
    Debt issued in acquisitions net of payments (Note A)                                --       (3,279)          --
    Repayment of liability due on cashless warrant exercise (Note J)                    --       (1,567)          --
    Proceeds from stock option exercises (Note K)                                      148           51          308
    Treasury stock purchases                                                          (569)         (22)          --
    Other                                                                              (86)        (183)          10
--------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    9,157       12,167       31,732
--------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,773       (2,143)       3,145

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      1,912        4,055          910
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $  4,685     $  1,912     $  4,055
==========================================================================================================================

See accompanying notes to consolidated financial statements

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     Osicom Technologies, Inc. (the "Company" or "We") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We operate with facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, Aurora, Illinois, San Diego, California and China. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

     The accompanying consolidated financial statements are the responsibility of the management of the Company.

A.   THE COMPANY, BASIS OF PRESENTATION AND ACQUISITIONS

     The Company, incorporated in New Jersey on July 7, 1981, operates as a holding company for its various subsidiaries, more fully described below. The companies and assets acquired have been integrated in accordance with product lines: Optical Networking products, Network Access products, Embedded Networking Solution products, and wireless products and in accordance with function:
Research and Development, Sales, Marketing and Manufacturing; all of which are currently doing business as Osicom Technologies. For reference purposes acquisitions have been identified by legal entity, which is not indicative of the organizational integration of the operations of the Company.

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

     NETSILICON, INC. - In September 1996, the Company acquired NETsilicon, Inc. ("NSI") (formerly Digital Products, Inc. "DPI") through a merger with a newly-formed subsidiary DPI Acquisition Corp. for the Company's common stock valued at $5,000 less agreed upon merger expenses of NSI and NSI stock option repurchases. 111,227 shares of common stock and options granted to employees to acquire 15,617 of the Company's common stock were issued in this transaction. In addition, a new $3,000 line of credit with a lender provided funds to repay approximately $1,300 owed to the previous lender and provide additional working capital. NSI produces and

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

markets to original equipment manufacturers of printers, distributors and end-users a line of multi-function networking products that provide system, board, and chip level integrated solutions for local area networks and remote access. The Company incurred additional costs in connection with the acquisition of NSI of $111, of which $83 was paid through the issuance of common shares
(See Note J). The acquisition was accounted for as a pooling of interests which requires the inclusion of the results of operations of NSI for all periods presented herein.

     CRAY COMMUNICATIONS, INC. - Effective June 30, 1996, the Company acquired in a transaction accounted for as a purchase, 100% of CEH Holdings, Inc. and its wholly-owned subsidiaries including Cray Communications, Inc. (collectively "Cray"), the U.S. division of UK-based Cray Electronics Holdings, PLC, for $11,000 in cash plus preferred stock of the Company valued at $2,068. The preferred shares are convertible into common stock at the market price at conversion and are being held in escrow pending resolution of acquisition contingencies including any income tax liabilities resulting from an Internal Revenue Service audit of the years ended April 30, 1993 and 1994 for which an appeal is pending, any corresponding federal and state income tax liabilities which relate to the resolution of such audits, any federal or state income taxes for periods ended prior to the acquisition of Cray by the Company and all liabilities including funding deficits related to a terminated defined benefit pension plan of Cray. Payments by the seller towards these liabilities will have no effect on the Company's financial results and payments, if any, by the Company will reduce the face value of the preferred stock. Cray designs, manufactures, markets, and supports an extensive range of communications products and systems for remote access and internetworking markets. Cray provides its customers with intelligent products to build networks that support data, voice, and video transmission over a wide variety of carrier services as well as being an industry leader in frame relay encryption. The Company incurred additional costs in connection with the purchase of Cray of $432, of which $175 was paid through the issuance of common shares. (See Note J). As a result of the Cray acquisition the Company recorded a one-time charge to earnings for purchased in-process research and development of $6,877. The acquisition was accounted for as a purchase which requires the inclusion of the results of operations of Cray from the date acquired.

     During the quarter ended July 31, 1997, Cray recorded a reduction to the net book value of purchased technology of $3,750 to reflect the decline in the net realizable value of this asset as the result of changing market conditions. This reduction has been recorded as an other operating expense.

     DISTRIBUTED SYSTEMS INTERNATIONAL, INC. - In November 1996, the Company acquired Distributed Systems International, Inc. ("DSI") for the Company's common stock valued at $1,250. 74,228 shares of common stock were issued in this transaction. DSI produces and markets FDDI workgroup hub technology (software and hardware) and the Company acquired DSI to start design of workgroup ethernet switches with a variety of uplink connections including gigabit ethernet backbone connections. The acquisition was accounted for as a pooling of interests which requires the inclusion of the results of operations of DSI for all periods presented herein.

     BUILDERS WAREHOUSE ASSOCIATION, INC. - In September 1996, the Company acquired all of Builder's Warehouse Association, Inc.'s ("BW") subsidiaries and receivables, which constituted substantially all of its assets, and assumed the obligations under convertible securities then outstanding, through the issuance of .94 common shares for each currently outstanding share of BW; this transaction resulted in the issuance of 1,626,602 shares. All share amounts for BW transactions have been restated to reflect the .94 share of Osicom received for each share of BW. The acquisition was accounted for as a pooling of interests which requires the inclusion of the results of operations of BW for all periods presented herein and required BW to change its year end to that of the Company.

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

     UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired 100% of the common stock of Uni Precision Industrial Limited ("Wireless" formerly known as "FED"), a Hong Kong corporation, for a purchase price of approximately $6,000 in cash and debt assumed: $500 was paid at the closing of the transaction and an additional $5,500 was paid upon the provision to the Company of audited financial statements as of the acquisition date. An additional payment of $5,150 was made 12 months from closing based upon FED having achieved net income after tax of $3,500 during the 12-month period ending March 31, 1997. In lieu of cash the former shareholders of Uni received 332,028 shares of the Company's common stock with protection against declines in value of these shares through September 1997; the Company was required to issue
49,569 shares in satisfaction of the price protection guarantee. The Company incurred additional costs in connection with the purchase of FED of $813, of which $809 was paid through the issuance of restricted common shares. (See
Note J). The acquisition was accounted for as a purchase which requires the inclusion of the results of operations of FED from the date acquired.

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

     The former shareholders of Sciteq and option holders who have exercised their options had the right to have the Company redeem their shares for cash during a period of 12 days beginning May 31, 1997. 34,045 shares of the 53,049 shares issued at closing were put to the Company during the notice period; the $1,994 value assigned to the 53,049 shares issued at closing was reclassified as redeemable common stock at January 31, 1997. The aggregate repayment to the former shareholders and option holders of Sciteq of $3,279 is included in financing activities for the year ended January 31, 1998. (See Note J).

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

     SUMMARY -

                  Purchase    In-Process   Completion    Purchased      Other       Valuation
Acquisition        Price      Research       Costs     Technology     Intangibles  Adjustment
   RNS            $11,593      $ 3,439      $  700        $1,000       $  -         $  893
   DPI              5,111          -           -             -            -            -
   Cray            13,500        6,877       2,046         4,190          -          3,750
   DSI              1,250          -           -             -            -            -
   FED             11,963          -           -             -          7,235          -
   Sciteq           5,429        1,798         680         2,646          -            -
   PDP              2,796        1,539         -             -            995          812
                  -------      -------      ------        ------       ------       ------
                  $51,642      $13,653      $3,426        $7,836       $8,230       $5,455
                  =======      =======      ======        ======       ======       ======

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The balance sheets and the consolidated statement of operations for the years ended January 31, 1999 and 1998 reflect the accounts of Osicom, its wholly-owned subsidiaries Meret Communications, Inc. ("Meret"), including its RNS division, NSI, Cray, DSI, Relialogic Technology Corporation ("RTC"), R-Net International, Inc. ("Rnet"), FED, Sciteq, and PDPA. The consolidated statement of operations for the year ended January 31, 1997 includes the results of operations of Osicom, Meret, including its RNS division, NSI, DSS, BW, RTC and Rnet for the period presented, Cray from June 30, 1996, FED from April 1, 1996, Sciteq from May 31, 1996 and PDPA from May 24, 1996. (See Note A). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually and collectively as the "Company".

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

     Inventories at January 31, 1999 and 1998 consist of:

                                     1999       1998
          Raw material             $ 12,581  $ 17,470
          Work in process             5,828     6,045
          Spare parts                   207       432
          Finished goods              3,224     2,859
                                   --------  --------
                                     21,840    26,806
          Less: Valuation reserve     4,144     4,884
                                   --------  --------
                                   $ 17,696  $ 21,922
                                   ========  ========

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Useful lives for property and equipment range from 3 to 15 years. Depreciation of land improvements and buildings is computed using the straight-line method over 39 years.

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

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

     SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 1999, 1998 and 1997 was $865, $454 and $360,
respectively, over 3 to 7 years. Accumulated amortization was $1,085 and $220 as of January 31, 1999 and 1998, respectively.

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

     PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, the RNS division of Meret and Sciteq. These assets were analyzed by the Company during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $880 and $477 at January 31, 1999 and 1998, respectively.

     The Company assesses the recoverability of purchased technology primarily by determining whether the amortization of the net book value of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, of the net book value of the excess cost over net assets acquired is measured by determining the fair value of these assets primarily based on projected discounted future operating cash flows from the purchased technologies using a discount rate commensurate with the Company's cost of capital. During the quarter ended July 31, 1997, Cray and RNS recorded reductions to the net book value of purchased technology of $4,643 to reflect the decline in the fair value of these assets as the result of changing market conditions. This reduction has been recorded as other operating expense. (See Note A).

     RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs". Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain. In-process research and development purchased by the Company includes the value of products and processes in the development stage and have not reached technological feasibility; this amount is expensed at the date of purchase. In connection with the acquisitions of the RNS division of Meret, Cray, Sciteq and PDP during the year ended January 31, 1997 the purchased in-process research and development was valued at $13,653, all of which was expensed. None of this in-process research and development had alternative uses.

     At acquisition RNS was developing new high-speed network access products including a compact personal computer interface ("PCI") bus platform and a Gigabit Ethernet media access controller. The Company incurred additional costs of approximately $700 through January 31, 1997 at which time new products went into final engineering. At acquisition Cray was developing a new family of wide area network products including routers and concentrators which would provide greater flexibility in the type of connections accepted combined with size scalability. The Company incurred additional costs of approximately $846 and $1,200 during the years ended January 31, 1997 and 1998, respectively. The Company launched Router-Mate+ in November, 1996 and IQX-200 in November, 1998. At acquisition Sciteq was developing a wide array of products utilizing Phased-Locked loop, direct analog and direct digital radio frequency synthesis, the principal technologies employed in emerging electronic systems including wireless, fiber optic cable and satellite communications. The Company incurred additional costs of approximately $289 and $391 during the year ended January 31, 1997 and the six months ended July 31, 1998, respectively, prior to the complete integration of Sciteq into the Company's transmission division. The Company completed a variety of products based upon this research effort through August, 1997 including the all digital fractional chip, the 1618 chip, variable crystal oscillators, synthesizers, converters and modulators. At acquisition PDP had several contracts for the development of software and add-on cards for printer manufacturers. The development of

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

these or other alternative products were not completed and the Company incurred minimal additional costs. The Company was unable to continue these projects due to a lack of continuity of engineering personnel and lender restrictions which prohibited the transfer of the development contracts to the Company's Waltham, MA facility and as a result the Company incurred no additional development costs and realized no revenues from these potential products.

      EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 15 years and represents the excess of the purchase price over the fair value of net assets acquired in connection with RTC FED. Cost and accumulated amortization at January 31, 1999 were $7,235 and $974, respectively and $7,235 and $492, respectively, at January 31, 1998. The Company assess the recoverability of excess of cost over net assets acquired primarily by determining whether the amortization of the net book value of the excess of cost over net assets acquired over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of net book value of the excess of cost over net assets acquired impairment, if any, is measured by determining the fair value of these assets primarily based on projected undiscounted future operating cash flows using a discount rate commensurate with the Company's cost of capital. During the quarter ended July 31, 1997, the Company recorded a reduction to the excess cost over net assets acquired of RTC of $233 to reflect the decline in the margins for computer add-on products for the multimedia computer markets.

     NEGATIVE GOODWILL - Negative goodwill has been amortized on a straight-line basis over three years. Amortization of $0, $0 and $315 has been included in other operating expenses for the years ended January 31, 1999, 1998 and 1997, respectively.

     OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists (PDPA) are amortized on a straight-line basis over its estimated economic life (5 years); as a result of changing market conditions PDPA recorded a reduction to the net book value of its customer list of $812 to reflect the decline in the net realizable value of this asset and there is no remaining cost after this reduction. This reduction has been recorded as an other operating expense, during Fiscal 1998.

     OTHER INVESTMENTS - Other investments include non-marketable securities held in other companies including Asia Broadcasting Communications Network, Ltd. (see Note J) and an investment in a joint venture net of an allowance for permanent impairment of value included in other assets.

     REVENUE RECOGNITION - The Company generally recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment.

     INCOME TAXES - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 1999 and 1998 the deferred taxes and income tax provisions recorded in the financial statements relate primarily to FED's operations in China. (See Note L).

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     INCOME AND LOSS PER COMMON SHARE - In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for period ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note M). This statement also requires restatement of all prior-period EPS data presented. The adoption had no effect on the calculation of EPS. Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 1999, 1998 and 1997 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-3 stock split effective July 24, 1998 and the 2-for-1 stock split effective February 12, 1996.

     FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the years ended January 31, 1999, 1998 and January 31, 1997 the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments would have been included as a separate component of stockholders' equity had such adjustments been material. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

     COMPARATIVE AMOUNTS - Certain of the expenses for the year ended January 31, 1997 have been reclassified to conform to the current year's presentation. (See Note U).

     DERIVATIVE INSTRUMENTS - SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 1999. The statement establishes standards for accounting for derivatives and hedging instruments of which we do not currently have none. We do not expect the adoption of SFAS No. 133 to have a material effect, if any, on our financial position or results of operations.

     MORTGAGE-BACKED SECURITIES - Statement of Financial Accounting Standards No. 134, 'Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,' is effective for financial statements with the first fiscal quarter beginning after December 31, 1998. The adoption of SFAS No. 134 will have no effect on our financial position or results of operations.

     COMPUTER SOFTWARE FOR INTERNAL USE - The Accounting Standards Executive Committee issued Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. We do not expect the adoption of SOP 98-1 to have a material effect, if any, on our financial position or results of operations.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     START-UP COSTS - Statement of Opinion 98-5, 'Reporting on the Costs of Start-up Activities,' is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which under this SOP must be expensed as incurred. We do not expect the adoption of SOP 98-5 to have a material effect, if any, on our financial position or results of operations.

     OTHER - Statement of Financial Accounting Standards No. 135, 'Rescission of FASB Statement No. 75 and Technical Corrections,' is effective for financial statements issued for fiscal years ending after February 15, 1999. The adoption of SFAS No. 135 will have no effect on our financial position or results of operations.

C.   PROPERTY AND EQUIPMENT

     Property and equipment of the Company consisted of the following components as of January 31, 1999 and 1998:

                                                                     1999       1998
     Manufacturing, engineering and plant equipment and software  $ 29,341  $ 27,400
     Office furniture and fixtures                                   6,821     6,625
     Land and building                                               5,179     5,179
     Automobiles                                                       175       175
     Leasehold and building improvements                             2,936     2,833
                                                                  --------  --------
       Total property and equipment                                 44,452    42,212
     Less: Accumulated depreciation                                (28,420)  (25,204)
                                                                  --------  --------
       Net book value                                             $ 16,032  $ 17,008
                                                                  ========  ========

     Depreciation expense for fiscal 1999, 1998, and 1997 was $2,914, $2,534, and $3,218, respectively.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

D.   SHORT TERM DEBT

     Short term debt at January 31, 1999 and 1998 consisted of the following:

                                                                         1999       1998
Floating interest rate loan (2.5% over Coast's prime rate)
  secured by all the tangible assets of Meret; weighted average
  interest rate for the year ended January 31, 1999 was 13.6%        $  2,898   $  1,571
Floating interest rate loan (2.5% over Coast's prime rate)
  secured by all the tangible assets of Cray; weighted average
  interest rate for the year ended January 31, 1999 was 12.9%           4,550      5,027
Floating interest rate loan (2.5% over Coast's prime rate)
  secured by all the tangible assets of NSI; weighted average interest
  rate for the year ended January 31, 1999 was 10.5%                    3,191      2,987
Floating interest rate loans; a portion of the banking facilities of FED more fully described below; weighted average interest
  rate for the year ended January 31, 1999 was 10.0%                    4,541      5,101
Floating interest rate loan (1% over bank's base lending rate)
  secured by accounts receivable and a director's personal
  guarantee; weighted average interest rate for the year ended
  January 31, 1999 was 9.97%                                               38        219
                                                                     --------   --------
                                                                     $ 15,218   $ 14,905
                                                                     ========   ========

     On January 31, 1996, the Company's wholly owned subsidiary, Meret, increased its then $5,000 line of credit from Coast Business Credit ("Coast") to $8,000; the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. Osicom has guaranteed this line, for which Meret is the borrower, to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (10.25% at January 31, 1999). In addition, the Company issued to Coast three year warrants to purchase shares of its common stock at the respective market prices at funding: 3,333 shares of its common stock at $10.02 per share expiring June 11, 2000 and 13,333 shares of its common stock at $15.94 per share expiring January 31, 2000 (See Note J). Advances are limited to 80% of eligible accounts receivable and 25% of eligible raw materials and finished goods not to exceed the lesser of $1,000 or 75% of then outstanding accounts receivable loan. The agreement remains in effect until February 1, 1999 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written notice of either party or by default. The agreement was renewed on February 1, 1999 with modifications as described in Note Q. Additionally, the agreements provide for term loans more fully described in Note E. Meret paid Coast a $30 origination fee and the quarterly facility fee was increased to $4. The highest amount outstanding was $6,346 and $3,070 during the years ended January 31, 1999 and 1998, respectively. The average amount outstanding was $2,938 and $1,579 during the years ended January 31, 1999 and 1998, respectively.

     On October 2, 1996 the Company's wholly owned subsidiary, Cray, obtained a $5,000 line of credit from Coast. The line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 10.25% at January 31, 1999. The proceeds from this line of credit were used to replace, in part, the line of credit outstanding at the acquisition of Cray. The highest and average amounts outstanding were $4,730 and $4,059 during the year ended January 31, 1999. The highest and average amount and average amounts outstanding were $5,027 and $4,057 during the period ended January 31, 1998, respectively. The agreement remains in effect until February 1, 1999 and automatically renews for successive additional terms of one year on a continuous basis unless terminated by written

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

notice of either party or by default. The agreement was renewed on February 1, 1999 with an amendment increasing the line of credit to $7,000. Note Q further describes the modifications to the agreement.

     On October 11, 1996 the Company's wholly owned subsidiary, NSI, obtained a $3,000 line of credit from Coast which, was increased to $5,000 subsequently on February 12, 1998. The line of credit is collateralized by substantially all the assets of NSI and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 45% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 10.25% at January 31, 1999. The proceeds of this loan were used to repay the line of credit outstanding at the acquisition of NSI under which the interest rate was 4% over the lender's prime rate. The highest and average amounts outstanding were $3,478 and $2,615 during the year ended January 31, 1999. The highest amount and average amounts outstanding were $2,987 and $2,298 during the period ended January 31, 1998, respectively. The agreement renewed on October 30, 1998 expiring February 1, 2001.

     At January 31, 1999 FED had outstanding short term bank borrowings under its $7.4 million banking facilities from various banks of $4,541. Unused facilities as of the same date amounted to approximately $2,863. These facilities are secured by a priority lien on FED's leasehold land and buildings (see Note C), a pledge of FED's $1,112 fixed bank deposits, liens on FED's inventories released under trust receipt loans, and a personal guarantee by a former shareholder and present director of FED. The highest and average amounts outstanding were $6,452 and $5,599 during the year ended January 31, 1999. The maximum and average amounts outstanding during the year ended January 31, 1998 were approximately $5,250 and $3,620, respectively.

     At January 31, 1999, the Company had outstanding indebtedness under its revolving demand loan agreement with Banca di Roma of $38. The agreement provides for interest at 1% above the bank's base lending rate, which was 8.75%, at January 31, 1999. The line of credit is collateralized by accounts receivable and personally guaranteed by a director of the Company. The highest amount outstanding was $219 and $387 during the years ended January 31, 1999 and 1998, respectively. The average amount outstanding was $153 and $325 during the years ended January 31, 1999 and 1998, respectively. Subsequent to year end, the demand loan was paid in full.

     In connection with the acquisition of PDP's assets, the Company assumed approximately $2,400 in debt to Coast. The debt was collateralized by inventories, accounts receivable, property, plant and equipment with a book value of approximately $1,500 and a limited guarantee by the Company of $750. At January 15, 1997 the Company issued 1,000 shares of its convertible
Series B Preferred stock valued at $1,656 in full satisfaction of the then outstanding loan balance of $2,118. Due to costs incurred associated with this transaction, no gain on debt restructuring has been recorded by the Company.

     The Company is in compliance with its debt covenants at January 31, 1999.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

E.   LONG TERM DEBT

     Long term debt at January 31, 1999 and 1998 consisted of the following:

                                                                         1999       1998
          Variable rate 8 year mortgage (1% over lender's prime
            rate); interest rate at January 31, 1999 was 8.75%         $   654    $   778
          Variable rate 10 year mortgage (1% over lender's prime
            rate); interest rate at January 31, 1999 was 8.75%             555        595
          Variable rate 30 year mortgage note payable (5.5% over
            LIBOR rate); interest rate at January 31, 1999 was 10.6%     1,312      1,313
          Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
            interest rate for year ended January 31, 1999 was 10.25%         -        324
          Debentures payable (See Note F)                                    -        410
          Obligations under finance leases (See Note G)                  1,048        616
                                                                       -------    -------
                                                                         3,569      4,036
          Less: Current portion                                            677        742
                                                                       -------    -------
                                                                       $ 2,892    $ 3,294
                                                                       =======    =======

     On April 1, 1996, FED purchased a four thousand square foot office condominium in Hong Kong for $1,771 in cash and two mortgages. Eight and ten year mortgage agreements in the amount of $996 and $770, respectively, had an initial interest rate of 9.5%. Combined monthly principal payments are $14 per month; interest at 1% over the lenders prime rate is due monthly. Net book value of the property securing these mortgages was $3,240 and $3,305 at January 31, 1999 and 1998, respectively.

     On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate (adjusted bi-annually), with an initial rate of 8.95% for the initial six months. Monthly principal and interest payments are $12 and the interest rate at January 31, 1999 was 10.6%. Net book value of the property securing this mortgage was $1,683 and $1,702 at January 31, 1999 and 1998, respectively.

     In addition, Meret had two term loans outstanding with original amounts of $915 and $480, on December 4, 1995 and January 31, 1996, respectively, which, were collateralized by machinery and equipment. Combined monthly principal payments were $39 per month; interest at 2.5% over Coast's prime rate was due monthly. As of January 31, 1999, the two term notes were paid in full. Net book value of the machinery and equipment pledged for these loans were $2,118 and $1,116 at January 31, 1999 and 1998, respectively.

     NSI had various notes payable to certain of its former shareholders which were due December 1997 with interest only payable monthly. The noteholder received 42,022 shares of the Company's common stock in satisfaction of principal and accrued interest of $369 during October and December 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     Long term debt including capitalized leases at January 31, 1999 is payable by year as follows:

          2000                     $   677
          2001                         639
          2002                         303
          2003                         205
          2004                         213
          2005 and later             1,532
                                   -------
                                   $ 3,568
                                   =======

F.   DEBENTURES PAYABLE

     At January 31, 1999, no debentures remained outstanding. During the year ended January 31, 1997, the Company received net proceeds of $16.8 million from the private placement of convertible debentures to unaffiliated parties. The Company has issued 873,121 shares of its common stock in conversions of these securities and accrued interest thereon including 143,115 during the year ended January 31, 1999. The Company had the right to call the debentures prior to conversion at 90% of face value and has the right to assign this call option. The debentures bore interest at 8% beginning specified periods after date of issue payable in common shares of the Company. The debentures were convertible at the average closing price as reported by Nasdaq for the five preceding business days not to exceed $18.00 per share. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%.

G.   LEASES AND OTHER COMMITMENTS

     Rental expense under operating leases was $2,231, $2,079, and $2,177 for the years ended January 31, 1999, 1998, and 1997, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 1999:

                                                     Capital       Operating
                                                      Leases         Leases
          2000                                        $   614       $ 1,718
          2001                                            446         1,023
          2002                                            109           489
          2003                                              -             -
          2004                                              -             -
                                                      -------       -------
                                                        1,169       $ 3,230
          Less: Amount representing interest             (121)      =======
                                                      -------
          Present value of minimum annual rentals     $ 1,048
                                                      =======

     The net book value of equipment under capital leases was $1,197 and $862 at January 31, 1999 and 1998, respectively.

     As of January 31, 1999, FED, had commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $511.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     Under the terms of the purchase agreement for Dynair as of May 31, 1995, the Company is obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of Dynair products, for each of the five years subsequent to the acquisition date or through May 31, 2000. As of January 31, 1999, no liability related to this additional consideration has been incurred as the target net revenues have not been met.

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

H.   LITIGATION

     In April, 1999, two securities class actions were filed in the United States District Court for the Central District of California against the Company and its CEO, President and former Chief Financial Officer. These lawsuits purport to be brought on behalf of all persons who purchased the Company's common stock during the period from July 1, 1998 through April 21, 1999. Both class actions generally alleges that, during the putative class period, the defendants made false or misleading public statements which caused the price of the Company's common stock to be artificially inflated. The class actions asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. Based upon various press releases, the Company believes that lawsuits making similar allegations have been filed against it, although it has not been served with any other complaints. The Company intends to defend the class actions and any other similar lawsuits vigorously. An unfavorable outcome in such litigation could have a material adverse affect on the Company's financial condition and results of operations. Due to the recent filing of the suit, the Company is currently unable to determine the probable resolutions of these suits, including, if any, the amount of loss to be incurred from these suits, if the plaintiffs were to prevail.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     The Company has outstanding the following shares of preferred stock:

                                       Shares        Par      Liquidation
                                     Outstanding    Value     Preference
                                     -----------    -----     -----------
          Series A                      2,500      $  1      $   2,500
          Accrued, unpaid dividends                                963
          Series C                      6,555         -          6,555
          Series D                      2,853         -          2,853
                                       ------      ----       --------
                                       11,908      $  1       $ 12,871
                                       ======      ====       ========

     The Series A Convertible Preferred stock was issued on August 21, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of the underlying common stock of the Company. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock (i) at the option of the holder at the market price of the common stock provided the market price is equal to or exceeds $202.50, and (ii) at the option of the Company at 110% of the market price of the common stock. In no event shall a conversion result in the holder having more than 49% of the outstanding common stock of the Company. The shares of preferred stock are redeemable at the option of the Company at $1,000 per share. At January 31, 1998, there was $963 of cumulative preferred stock dividends.

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

     In January 1997, the Company issued 1,000 shares of Series B preferred stock, valued at $1,656, with a $0.01 par value and a $2 liquidation value in full satisfaction of the then outstanding loan. Holders of Series B preferred stock are not entitled to vote nor receive dividends. The Series B preferred stock was convertible into common shares of the Company at the average closing price as reported by Nasdaq for the five preceding trading days ("market value"). The Company issued 274,888 shares of its common stock in complete conversion of the Series B preferred stock in June, 1998.

     In May 1998, the Company issued 8,000 shares of Series C preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $7,420. The Series C preferred stock, as revised, does not bear dividends and the holders are not entitled to vote. Each share of Series C preferred stock is convertible into common shares beginning 90 days from issuance. For conversions prior to November 11, 1998 the conversion price was the lesser of (i) 86% of the average of the three lowest closing bid prices for the common stock during the 22 trading days immediately prior to conversion, and (ii) $23.97 The conversion price after November 10, 1998 is the lesser of (i) above, (ii) above, and the average closing bid for the common stock for the 22 trading days immediately prior to November 10, 1998 (or $5.81). Any shares of Series C preferred stock unconverted as of May 14, 2001 are subject to mandatory conversion at the then conversion price. In no event shall a conversion result in a holder owning, to deemed to beneficially own, at the date of the conversion more than 4.99% of the then issued and outstanding common stock. The Company has the right to redeem any outstanding Series C preferred shares at 116.28% of face value if the average closing bid price for the common stock is less than $10.50 during any consecutive ten trading days. The Company issued 857,766 shares of its common stock in conversions of 1,945 shares of the Series C preferred stock during

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

the year ended January 31, 1999.

     The Company recorded a deemed dividend of $1,459 during the quarters ended July 31 and October 31, 1998 with respect to the Series C preferred stock. This amount represents the difference between the liquidation value of the Series C preferred stock and the estimated market value of the common shares issuable upon conversion as of the issue date of the Series C preferred shares assuming that all such shares were convertible beginning 90 days from issuance.

     In November, 1998, the Company assigned to an unrelated party the right to redeem 2,000 shares of the Series C preferred stock. The assignee redeemed the shares for $2.5 million. In consideration for the assignee's acceptance of new terms with respect to conversion and other features of the Series C preferred stock, the Company issued an additional 500 shares of Series C preferred stock to the assignee and three year warrants exercisable at $10.66 to acquire 70,000 shares of common stock. The modified Series C stock is convertible at the lesser of (i) 86% of the average closing bid price for the common stock for the five days prior to conversion, and (ii) $8.528. After registration of the underlying common stock the Series C preferred stock is convertible at multiple intervals over 150 days.

     The remaining 355 shares of Series C preferred stock held by the redeemed shareholder were modified to provide for a fixed conversion price of $5.81 and received a three year warrant exercisable at $10.66 to acquire 20,000 shares of common stock.

     The Company recorded a deemed dividend of $301 during the quarter ended January 31, 1999 with respect to the assigned redemption and modification of terms of the Series C preferred stock and an additional $104 will be recorded in the year ending January 31, 2000. The total amount of $405 represents the estimated value of the warrants issued, the estimated market value of the common shares issuable upon conversion of the 500 shares of Series C issued to the assignee in excess of the face value, and the excess of the redemption payment received by the original holder and the original face value plus the previously recognized deemed dividend.

     In July 1996, the Company issued 10,000 shares of a prior Series C preferred stock with a $0.01 par value and a $1,000 liquidation value receiving net proceeds of $7,525; the Company has the right to call the shares prior to conversion at 90% of conversion value and has the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 the Company issued 6,738 shares of Series C preferred stock in exchange for convertible securities previously outstanding. The Series C preferred stock bore a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock was convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. An aggregate of 673,948 shares of the Company's common stock have been issued in conversions of these securities during the years ended January 31, 1998 and 1997.

     As of June 1996, the Company issued 2,853 shares of Series D preferred stock, valued at $2,068, with a $.01 par value and a $1 liquidation value in connection with its acquisition of Cray; the Company has the right to redeem the shares prior to conversion at 100% of conversion value. Holders of the Series D preferred stock are not entitled to vote and the shares bear no dividends. Each share of Series D preferred stock is convertible into common shares at the then market value. The shares are being held in escrow pending resolution of acquisition contingencies as more fully described in Note A.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     In September 1996 and January 1997, the Company issued 9,248 shares of Series E preferred stock with a $.01 par value and a $1 liquidation value receiving net proceeds of $6,732. During the quarter ended April 1997 the Company issued an additional 8,053 shares of Series E preferred stock receiving net proceeds of $6,175 including $1,216 from the sale of an assigned call of previously outstanding Series C preferred stock. In connection with this placement a then director of the company received a finder's fee of $254. The Series E preferred stock did not bear dividends, had voting rights on an "as converted into common share basis", and was not convertible for 180 days from issuance, was subject to mandatory conversion no later than December 31, 2000, and the market value for purposes of conversion into common shares is limited to a maximum of the stated conversion price (varying from $27.75 to $33.75 per common share) and a minimum of $12.00 per common share. The Company had the right to call these shares at 90% of the then outstanding face amount if the market value at which the shares would convert into common stock was less than or equal to $30.00 per common share. An aggregate of 1,156,899 shares of the Company's common stock were issued in conversions of the Series E preferred stock during the years ended January 31, 1998 and 1997.

     In July 1996, BW issued 215,060 shares of its Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value receiving net proceeds of $8,091. The rights of the BW Series B preferred stock are identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varies from 40 to 90 days. An aggregate of 317,390 shares of the Company's common stock have been issued in conversions of the BW Series B preferred stock during the years ended January 31, 1999, 1998 and 1997. In connection with the acquisition of BW, the Company assumed the obligations, including conversions, for the Series B preferred shares.

J.   OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

     STOCK SPLITS - In July, 1998, approval was granted for a one for three reverse stock split effective July 24, 1998. In February 1996, approval was granted for a two for one stock split effective February 12, 1996. The effect of these changes is reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

     PRIVATE PLACEMENTS - In April 1998, the Company issued 203,998 common shares receiving net proceeds of $1,989. The holders had the right to request additional shares to be issued by the Company to the extent that 86% of the ten day average trading price of the originally issued shares is below $9.80 per share at the time of the request; such request may be made only once with respect to each original share which had been continuously held by the original holder from the original issue date. The Company issued 431,950 shares pursuant to such requests and no original shares remain for which additional shares may be requested.

     During the year ended January 31, 1998, the Company issued 274,698 common shares and warrants to acquire 260,963 common shares at $22.50 per share expiring three years from issue receiving net proceeds of $5,528. The holders have the right to request additional shares to be issued by the Company to the extent that the five day average trading price of the originally issued shares is below $22.50 per share at the time of the request; such request may be made only once with respect to the original shares which have been held continuously by the holder from the original issue date. In the event a price adjustment is requested the related warrant exercise price is adjusted to the lesser of $22.50 or 125% of the market value used for purposes of calculating the price adjustment shares. Holders of all shares requested reset shares and an additional 304,814 shares were issued. The exercise price of warrants to acquire 260,963 common shares were reduced to a range of $9.27 to $14.64 per share all of which were exercised during December 1997 and January 1998 receiving net proceeds of $1,707. In addition, the Company issued 145,877 common shares receiving net proceeds of $1,024 during October 1997.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     BW LITIGATION SETTLEMENT - In October and November 1997, the Company issued 78,049 common shares valued at $528 and a cash payment of $72 in settlement of a lawsuit. The agreement allows Osicom to assert the claims brought by the plaintiff against the original defendants in the action. During the year ended January 31, 1999 the Company received $315 from the original defendants in the action.

     ABCN INVESTMENT - Effective March 20, 1997, the Company and Asia Broadcasting Communications Network, Ltd. ("ABCN"), established a strategic alliance. ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agrees that the Company shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance, pursuant to the terms of a share purchase agreement dated March 20, 1997, the Company acquired 5,000,000 common shares (1.7%) of ABCN, at a purchase price of $1.45 per share, and an option to acquire an additional 5,000,000 shares at $1.45 per share in exchange for 224,806 shares of the Company's common stock valued at $7,250. The Company issued 40,534 additional common shares to ABCN during August 1997 as the market value of the 224,806 shares on the date the shares were registered was less than $5,000. The Company incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement the Company advanced $2,000 to ABCN at 3% over prime rate due upon demand of which $1,476 was repaid during the year ended January 31, 1999; accrued and unpaid interest at January 31, 1999 totaled $14.

     CRAY ACQUISITION - In the acquisition described in Note A, the Company issued 8,667 shares of common stock valued at $175 in payment of costs incurred in connection with the transaction

     NSI ACQUISITION - In the acquisition described in Note A, the Company issued 121,119 shares of its common stock to the holders of NSI's outstanding common stock. In addition, the Company issued 4,667 shares of its common stock valued at $83 in payment of costs incurred in connection with the transaction.

     SCITEQ ACQUISITION - As described in Note A, BW issued 53,049 shares of common stock to the holders of Sciteq's outstanding common stock and 18,252 shares of common stock in payment of costs incurred in connection with the transaction. In addition the BW issued options to acquire an additional 18,865 shares of common stock at $16.02 per share. The earn-out contingency in connection with the Sciteq acquisition required the Company to issue 45,894 additional shares and 16,320 additional options valued at $2,000 to the former shareholders of Sciteq. This liability was satisfied in cash and the additional shares and options were issued in connection with the private placements of common stock described above.

     FED ACQUISITION - In connection with the Company's acquisition of FED on March 31, 1996 BW issued 44,493 shares of its common stock valued at $809 in payment of costs incurred in connection with the transaction to two officers of RTC. (See Note A).

     PDP ACQUISITION - In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the BW issued 5,389 shares of its common stock valued at $121 in payment of costs incurred in connection with the transaction to a director. (See Note A).

     WARRANTS - The Company issued independently exercisable warrants to purchase 32,019 shares at prices ranging from $24.38 to $43.08 which expire at various dates through May 30, 1998 to an independent placement agent,

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

all of which expired unexercised during the years ended January 31, 1999 and 1998. The value of these warrants is included in the placement fee recorded as interest expense during the year ended January 31, 1997.

     The Company issued independently exercisable warrants to purchase 122,665 shares at prices ranging from $24.00 to $54.00 which expire at various dates through July 15, 1998 to an independent placement agent, all of which expired unexercised during the years ended January 31, 1999 and 1998, and 25,000 shares at $24.00 which expire March 5, 1999 to an independent placement agent. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the years ended January 31, 1998 and 1997.

     In addition, warrants to purchase 84,116 shares at prices ranging from $10.02 to $15.93 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. 33,334 warrants, exercisable at $12.00 per share through December 31, 2002, may be redeemed by the Company for $1,000. 186,138 warrants exercisable at $16.914 held by entities controlled by an officer and a former director, 9,324 warrants exercisable at $16.914 and 16,667 warrants exercisable at $12.375 were exercised during May, 1997 in "cashless" transactions in accordance with Company practices as regards net share settlement. Of the $2,315 liability which represented the difference between the closing price of the Company's common shares at exercise ($27.00 per share) and the exercise price ($16.914 per share) $1,567 was paid in cash with the remaining balances applied to amounts due the Company under indemnification agreements and an outstanding receivable due the Company.

     The Company also has outstanding warrants to acquire 265,340 shares exercisable at $6.70 which expire June 30, 1999.

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

     The following table summarizes the activity in the plans:

                                                                   Weighted Average
                                                  Number of Shares  Exercise Price
                                                  ----------------  ---------------

     Shares under option at February 1, 1996           503,409          $ 10.83
       Granted                                         627,796          $ 25.62
       Exercised                                       (44,276)         $ 10.44
       Canceled                                       (160,676)         $ 26.19
                                                     ---------
     Shares under option at January 31, 1997           926,253          $ 18.21
       Granted                                         378,190          $ 19.17
       Exercised                                       (42,167)         $ 23.40
       Canceled                                        (55,505)         $ 25.56
                                                     ---------
     Shares under option at January 31, 1998         1,206,771          $ 18.57
       Granted                                       1,466,684          $  9.27
       Exercised                                       (29,053)         $ 15.76
       Canceled                                       (220,227)         $ 17.13
                                                     ---------
     Shares under option at January 31, 1999         2,424,175          $ 11.83
                                                     =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     As of April 30, 1998 employees were allowed to elect to re-price their most recent grant only to an exercise price of $15.9375, the then market price, upon the condition that such re-priced options will not be exercisable unless the closing price as reported by Nasdaq for the Company's common stock is $30.00 per share or greater. Employees holding 199,698 options with exercise prices varying from $19.32 to $45.00 elected to have their options re-priced.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the years ended January 31, 1999, 1998 and 1997, would have been increased to the pro forma amounts presented below:

                                     1999          1998       1997
          Net loss:
             As reported           $(13,388)  $ (16,034)  $ (15,609)
             Pro forma             $(14,500)  $ (18,480)  $ (18,497)

          Loss per share:
             As reported            $ (1.99)    $ (3.25)    $ (5.90)
             Pro forma              $ (2.14)    $ (3.71)    $ (6.92)

     Additional information relating to stock options outstanding and exercisable at January 31, 1999 summarized by exercise price are as follows:

                                    Outstanding                      Exercisable
                       --------------------------------------  ------------------------
                                       Weighted Average
      Exercise Price              ---------------------------          Weighted Average
        Per Share       Shares    Life (Years) Exercise Price  Shares   Exercise Price
      -------------     ------    -----------  --------------  ------  ----------------
      $3.00 - $9.99    1,354,017     9.49          $6.72       172,383      $6.05
     $10.00 - $19.99     583,570     7.59         $12.90       454,393     $12.29
     $20.00 - $45.00     486,588     6.65         $24.78       231,653     $26.36
                       ---------                               -------
      $3.00 - $45.00   2,424,175     8.46         $11.83       858,429     $14.83
                       =========                               =======

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 1999: expected life of option 3 years, expected volatility of 45%, risk free interest rate of 4.25% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.01 to $4.24 and the weighted average was $2.22. The assumptions for the year ended January 31, 1998 were: expected life of option 3 years, expected volatility of 45%, risk free interest rate of 5.35% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $.10 to $4.24 and the weighted average was $1.67. The assumptions for the year ended January 31, 1997 were: expected life of option of 3 years, expected volatility of 45%, risk free interest rate of 6.25% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $1.56 to $4.95 per option and the weighted average was $2.63.

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

L.   INCOME TAXES

     The Company's provision for taxes on income consists of:

                                                U.S.   Non-U.S.  Total
                                               ----    -------   ----
          Year ended January 31, 1999:
             Current                             $ -    $  -    $  -
             Deferred                              -       -       -
                                                 ---    ----    ----
             Total                               $ -    $  -    $  -
                                                 ===    ====    ====

          Year ended January 31, 1998:
             Current                             $ -    $167    $167
             Deferred                              -      79      79
                                                 ---    ----    ----
             Total                               $ -    $246    $246
                                                 ===    ====    ====

          Year ended January 31, 1997:
             Current                             $ 2    $129    $131
             Deferred                              -      51      51
                                                 ---    ----    ----
             Total                               $ 2    $180    $182
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

                                                1999      1998
          Deferred tax assets:
            Valuation allowances              $ 1,960   $ 2,039
            Research and development credits      329       329
            Tax loss carryforwards             19,227    18,482
            Purchase accounting                 2,231     2,415
            Other                                 792       722
                                              -------   -------
              Gross deferred tax assets        24,539    23,987
            Less: valuation allowance         (22,497)  (22,329)
                                              --------  -------
             Deferred tax asset                2,042     1,658
                                              --------  -------
          Deferred tax liabilities:
            Software development costs          2,042     1,658
            Depreciation                          378       378
                                              -------   -------
              Deferred tax liabilities          2,420     2,036
                                              -------   -------
          Net deferred tax liability          $   378   $   378
                                              =======   =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

     The deferred income tax liability above relates to FED's operations in China reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

     At January 31, 1999, the Company has federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 1999. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. These NOL carryfowards expire as follows:

          2000                               $  1,341
          2001                                    266
          2007                                  5,140
          2008                                  4,450
          2009                                  2,795
          2010                                  4,476
          2011                                  2,863
          2012                                  4,678
          2018                                 15,212
          2019                                 12,847
                                             --------
                                             $ 54,068
                                             ========

     The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 1998 and 1997, is as follows:

                                                    1999        1998         1997
Loss before U.S. and non-U.S. income taxes:
  United States                                  $(11,069)    $(16,377)    $(18,703)
  Foreign                                          (2,319)         589        3,276
                                                 --------     --------     --------
Loss before income taxes                         $(13,388)    $(15,788)    $(15,427)
                                                 ========     ========     ========
Theoretical tax (benefit) at 35%                 $ (4,686)    $ (5,526)    $ (5,399)
Impact of purchase accounting                         131        1,649        2,992
Impact of non-qualified stock options                 (47)        (467)        --
Impact of foreign tax differences and credits         429         (211)        (877)
Change in valuation allowance                       4,173        4,615        3,517
Prior period (over) under provision                    --          146          (93)
Other individually immaterial items                    --           40           42
                                                 --------     --------     --------
                                                  $    --     $    246     $    182
                                                  =======     ========     ========

     United States federal income taxes have not been provided on the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of the non-U.S. subsidiaries was approximately $1,587 at January 31, 1999.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

M.   EARNINGS PER SHARE CALCULATION

     The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 1999, 1998 and 1997 reflect a 1-for-3 stock split effective July 24, 1998 and for the year ended January 31, 1997 reflect a 2-for-1 stock split effective February 12, 1996.

                                                             1999        1998       1997
     Net loss                                             $(13,388)   $(16,034)   $(15,609)
     Less: deemed dividend                                  (1,760)          -           -
     Less: preferred dividends                                (150)       (150)       (150)
                                                          --------    --------    --------
     Net loss available to common shareholders
     used in basic EPS                                    $(15,298)   $(16,184)   $(15,759)
                                                          ========    ========    ========

     Average number of common shares used in basic EPS   7,673,431   4,987,347   2,671,723
                                                         =========   =========   =========

     The Company had a net loss for the years ending January 31, 1999, 1998 and 1997. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                               1999            1998            1997
Net loss available to common shareholders used
in basic EPS                                               $   (15,298)    $   (16,184)    $   (15,759)
Interest on convertible debt (net of tax)                           31              44             582
                                                           -----------     -----------     -----------
Net loss available to common shareholders after assumed
  conversions of dilutive securities                       $   (15,267)    $   (16,140)    $   (15,177)
                                                           ===========     ===========     ===========

Average number of common shares used in basic EPS            7,673,431       4,987,347       2,671,723
Effect of dilutive securities:
  Shares issuable pursuant to contracts that may be
      settled in stock                                          43,010          24,210          41,924

  Convertible preferred stock                                  809,409         395,743         161,086
  Convertible debentures                                        59,330          35,785          54,791
  Stock benefit plans                                          192,682         196,277         354,298
  Warrant exercises                                             30,428          48,630         110,472
                                                           -----------     -----------     -----------
Average number of common shares and dilutive
  potential common stock used in diluted EPS                 8,808,290       5,687,992       3,394,294
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

     FED, as a founding shareholder, holds 35% of the outstanding shares of Icon Systems Limited ("Icon")(formerly Spectra Electronics Systems, Ltd.("Spectra")), a private Hong Kong company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. During the years ended January 31, 1999 and 1998, and ten months ended January 31, 1997 FED made sales to Spectra of $722, $935and $624, respectively. At January 31, 1999 and 1998 the amount due FED from Spectra for sales in the ordinary course of the business was $354 and $449, respectively.

     During the year ended January 31, 1999 the Company paid $25,000 in fees for assistance in obtaining the amended loan and security agreement for NSI to an entity controlled by an outside director.

     During the year ended January 31, 1998 the Company made 8% demand loans in the amount of $165 to an entity controlled by an outside director. The loan is collateralized by 20,408 shares of the Company's common stock. There was no accrued and unpaid interest at January 31, 1999; accrued and unpaid interest at January 31, 1998 totaled $9.

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

O.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest expense and taxes paid approximated the related expenses for the years ended January 31, 1999, 1998 and 1997 exclusive of the deferred tax provision. (See Note L).

     Cashless option exercises applied to other receivables including interest thereon valued at $265 during the year ended January 31, 1999 neither provided nor used cash. The stock issued to effect, in part, the FED acquisition valued at $5,150, the ABCN investment valued at $7,250, and cashless option and warrant exercises applied to other receivables including interest thereon valued at $758 during the year ended January 31, 1998 neither provided nor used cash. The stock issued to effect, in part, the Cray acquisition valued at $3,028, the Sciteq acquisition valued at $2,332, the FED acquisition valued at $809, and the PDP acquisition valued at $121 during the year ended January

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

31, 1997 neither provided nor used cash. Accordingly, the values assigned to such stock have been excluded from the statements of cash flows.

     Common shares issued on conversion of convertible debentures during the years ended January 31, 1999 and 1997 neither provided nor used cash. Accordingly, the $410 and $16,435 value assigned to such stock for the years ended January 31, 1999 and 1997, respectively, have been excluded from the statement of cash flows.

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

     Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 12.5% of net sales for the year ended January 31, 1999, 22.9% of net sales for the year ended January 31, 1998 and 22.7% of net sales for the year ended January 31, 1997. At January 31, 1999 one customer accounted for 18.7% of net receivables. At January 31, 1998 one customer accounted for 13.3% of net receivables.

Q.   SUBSEQUENT EVENTS

On March 9, 1999, the Company's wholly owned subsidiary, Meret signed an amended loan and security agreement with Coast Business Credit establishing a $2,000 sub-line of credit collateralized by eligible inventory within its existing line of credit as well as a $500 letter of credit sub-line of credit. This amendment allows borrowings up to 40% against eligible inventory as defined in the loan and security agreement. The Company also secured a term loan of $447 requiring 24 monthly installments of $19 beginning March 1, 1999 to finance 80% of equipment purchases as part of the amended agreement.

On April 16, 1999, the Company's wholly owned subsidiary, Cray, signed an amended loan and security agreement with Coast Business Credit increasing their line of credit line from $5,000 to $7,000. The Company also secured a term loan of $478 requiring 36 monthly installments of $13 beginning May 31, 1999 to finance equipment purchases as part of the amended agreement. The interest rate is based on an annual rate of "Prime" plus 2.5%, and will be included in each monthly installment.

We signed a sixty day promissory note on March 26th for $2,500. The note provides for monthly interest at 1.25%. In addition, the Company is required to pay a fee of $250 (10% of the original note) at maturity.

The Company is in the process of completing an initial public offering (the "offering") of its wholly owned subsidiary, NSI. The current registration statement contemplates the sale of new shares of NSI to raise approximately $22,800 for use by NSI, and the direct sale of NSI shares currently owned by the Company to raise approximately $6,699 for use by the Company. It is anticipated that Osicom will own approximately 75%, assuming no exercise of the underwriter's over-allotment option, of NSA immediately following the offering.

R.   SEGMENT INFORMATION

     Information for the years ended January 31, 1999, 1998 and 1997 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows: Network Access, NETsilicon, Optical Networking and Wireless. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                        Network                         Optical
As of January 31, 1999                  Access        NETsilicon       Networking      Wireless           Other       Consolidated

Revenues from external customers      $  30,717       $  13,373         $14,186       $  36,673       $      --       $  94,949
Intersegment revenues                      --              --              --             2,917          (2,917)           --
                                      ---------------------------------------------------------------------------------------------
   Total revenues                        30,717          13,373          14,186          39,590          (2,917)         94,949
Operating profit                         (3,947)         (1,805)         (1,538)         (1,886)         (2,768)        (11,946)
Depreciation and amortization
   expense                                2,034             522             716           1,488               1           4,761
Valuation allowance additions            (1,473)            216             785           1,141            --               669
Capital asset additions, net               (817)            797             343            --              --             1,957
Total assets                          $  12,179       $   5,430       $  13,624       $  15,533       $  39,998       $  86,764


                                        Network                         Optical
As of January 31, 1998                  Access        NETsilicon       Networking      Wireless          Other       Consolidated
Revenues from external customers      $  45,655       $   7,920       $  12,237       $  53,237       $      -        $ 119,049
Intersegment revenues                      --              --              --             1,613          (1,613)           --
                                      ---------------------------------------------------------------------------------------------
   Total revenues                        45,655           7,920          12,237          54,850          (1,613)        119,049
Operating profit                         (8,804)         (1,227)           (391)            538          (4,759)        (14,643)
Depreciation and amortization
   expense                                1,074             580             661           1,675              68           4,058
Valuation allowance additons              1,837            (286)           (130)           --             1,168           2,589
Capital asset additions,net                 839             509           1,017           3,184             986           6,535
Total assets                          $  12,813       $   2,933       $   9,006       $  23,537       $  41,398       $  89,687

                                        Network                         Optical
As of January 31, 1997                  Access        NETsilicon       Networking      Wireless         Other       Consolidated
Revenues from external customers      $  46,939       $   7,445       $  11,248       $  50,280       $      -        $ 115,912
Intersegment revenues                      --              --              --               412            (412)           --
                                      ---------------------------------------------------------------------------------------------
   Total revenues                        46,939           7,445          11,248          50,692            (412)        115,912
Operating profit                        (10,012)           (942)         (2,540)          3,802          (3,925)        (13,617)

Depreciation and amortization
   expense                                  680             674             273           1,071             195           2,893
Valuation allowance additons                301             553             115              93            (101)            961
Capital asset additions,net                 354             139           2,238           3,596              30           6,357
Total assets                          $  17,165       $   2,615       $  10,126       $  19,824       $  28,745       $  78,475

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                              1999          1998          1997
          Net sales:
               United States               $ 74,572     $  93,099     $  94,700
               Asia                          18,294        20,359        17,300
               Europe                         4,016         3,460         2,991
               Other                          1,924         3,626         1,581
               Inter-area eliminations       (3,857)       (1,495)         (600)
                                           --------     ---------     ---------
                 Total net sales           $ 94,949     $ 119,049     $ 115,912
                                           ========     =========     =========


S.   VALUATION AND QUALIFYING ACCOUNTS

     Changes in the inventory valuation reserve were as follows:

          Balance at February 1, 1996                              $ 2,180
          Additions charged to costs and expenses                      736
          Additional charged to costs and expenses solely from
           acquisitions (see Note A)                                 3,995
             Amounts used during year                                 (363)
                                                                   -------
               Balance at January 31, 1997                           6,548
          Additions charged to costs and expenses                    1,993
             Amounts used during year                               (3,657)
                                                                   -------
               Balance at January 31, 1998                           4,884
          Additions charged to costs and expenses                    1,788
          Amounts used during year                                  (2,528)
                                                                   -------
               Balance at January 31, 1999                         $ 4,144
                                                                   =======

     Changes in the accounts receivable valuation reserve were as follows:

          Balance at February 1, 1996                              $   794
          Additions charged to costs and expenses                      225
          Additional charged to costs and expenses solely from
           acquisitions (see Note A)                                   455
          Amounts used during year                                    (333)
                                                                   -------
               Balance at January 31, 1997                           1,141
          Additions charged to costs and expenses                      596
          Amounts used during year                                  (1,033)
                                                                   -------
               Balance at January 31, 1998                             704
          Additions charged to costs and expenses                    1,717
          Amounts used during year                                    (308)
                                                                   -------
               Balance at January 31, 1999                         $ 2,113
                                                                   =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

T.   PROFORMA INFORMATION (PURCHASE ACCOUNTING)

Year ended January 31, 1997:

                              Company          FED          Sciteq          Cray      Pro Forma                   Pro Forma
                            Consolidated       (i)           (ii)          (iii)      Adjustments       Notes    Consolidated
Revenues                      $ 115,912     $   9,820     $   1,445     $  11,751                                 $ 138,928
Cost of sales                    82,751         8,235           661         7,202                                    98,849
                              ---------     ---------     ---------     ---------                                ---------
Gross Profit                     33,161         1,585           784         4,549                                    40,079
Operating expenses               46,778           803           494         6,060            14          (iv)        45,860
                                                                                            138          (v)
                                                                                            248          (vi)
                                                                                         (1,798)        (vii)
                                                                                         (6,877)        (viii)
                              ---------     ---------     ---------     ---------     ---------                  ---------
Operating income (loss)         (13,617)          782           290        (1,511)        8,275                     (5,781)
Other income (charges)           (1,810)         (363)                       (152)         (110)         (ix)       (2,961)
                                                                                            (22)          (x)
                                                                                           (504)         (xi)
                              ---------     ---------     ---------     ---------     ---------                  ---------
Income (loss) before
  income taxes                  (15,427)          419           290        (1,663)        7,639                     (8,742)
Provision for income
  Taxes                             182           220             1             7                                      410
                              ---------     ---------     ---------     ---------     ---------                  ---------
Net income (loss)             $ (15,609)    $     199     $     289     $  (1,670)    $   7,639                  $  (9,152)
                              =========     =========     =========     =========     =========                  =========
Weighted average shares
  outstanding (000's)             2,672
Earnings (loss) per share:
  Basic                       $   (5.90)                                                                         $   (3.48)


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

(iv) To amortize the excess of cost over net assets acquired of $1,288 arising from the FED acquisition, using an estimated 15 year useful life for the two months prior to the acquisition of FED on April 1, 1997.

(v) To amortize the purchased technology acquired of $2,895 arising from the Sciteq acquisition, using an estimated 7 year useful life for the four months prior to the acquisition of Sciteq on May 31, 1997.

(vi) To amortize the purchased technology acquired of $4,165 arising from the Cray acquisition, using an estimated 7 year useful life for the five months ending prior to the acquisition of Cray on June 30, 1997.

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

U.   UNAUDITED QUARTERLY FINANCIAL DATA (UNAUDITED)

Amounts in thousands, except per share amounts.

                                          First        Second        Third            Fourth
                                         Quarter       Quarter       Quarter          Quarter        Year
                                        ---------     ---------     ---------        ---------     ---------
Year ended January 31, 1999:

    Net sales                           $  25,548     $  20,320     $  19,035        $  30,046     $  94,949
    Gross profit                            8,829         7,340         6,943           11,458        34,570
    Earnings (loss) before provision
     for taxes on income                   (2,678)       (4,465)       (3,588)          (2,657)      (13,388)
    Provision for income taxes                 --            --            --               --            --
    Net income (loss)                      (2,678)       (4,465)       (3,588)          (2,657)      (13,388)
    Net income (loss) applicable to
     common shares                         (2,718)       (5,767)       (3,821)          (2,994)      (15,298)
    Net income (loss) per share:
     Basic                                  (0.39)        (0.80)        (0.50)           (0.34)        (1.99)
     Diluted                                (0.39)        (0.80)        (0.50)           (0.34)        (1.99)

Year ended January 31, 1998:
    Net sales                           $  36,632     $  28,649     $  23,350        $  30,418     $ 119,049
    Gross profit                           10,014        10,399         7,440            9,290        37,143
    Earnings (loss) before provision
     for taxes on income                      933       (12,753)       (4,606)             638       (15,788)
    Provision for income taxes                 16            --            --              230           246
    Net income (loss)                         917       (12,753)       (4,606)             408       (16,034)
    Net income (loss) applicable
     to common shares                         879       (12,791)       (4,643)             371       (16,184)
    Net income (loss) per share:
     Basic                                   0.23         (3.04)        (0.85)            0.06         (3.25)
     Diluted                                 0.19         (3.04)        (0.85)            0.06         (3.25)

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


Year ended January 31, 1997:
  Net sales                               $  18,154    $  27,477     $  33,457    $  36,824     $ 115,912
  Gross proft                                 6,186        4,718        10,823       11,434        33,161
  Earnings (loss) before provision
   for taxes on income                          458      (18,753)        1,449        1,419       (15,427)
  Provision for income taxes                      3           80           105           (6)          182
  Net income (loss)                             455      (18,833)        1,344        1,425       (15,609)
  Net income (loss) applicable to
   common shares                                417      (18,871)        1,307        1,388       (15,759)
  Net income (loss) per share (restated):
   Basic                                       0.21        (8.10)         0.45         0.39         (5.90)
   Diluted                                     0.18        (8.10)         0.33         0.33         (5.90)

Following is a reconciliation of the Company's quarterly net income (loss) as previously reported in the Company's 10-QSB and 10-Q filings to the revised amounts listed above.

Year ended January 31, 1999:

Net income (loss) applicable
  to common shareholders
  as previously reported                       $(4,503)     $ (3,626)
Effect of demand dividend
  on preferred stock                            (1,264)         (195)
                                               -------      --------
Net income (loss) applicable
  to common shareholders                       $  5,767     $  4,821
                                               =======      ========
Year ended January 31, 1997:

Net income (loss) as
  previously reported              $    249    $ (8,311)    $  1,332    $  1,425    $ (5,305)
Effect of pooling transactions          206      (3,914)          12          --      (3,696)
Inventory valuation adjustments          --      (3,169)          --          --      (3,169)
Purchased technology
 valuation adjustment                    --      (3,439)          --          --      (3,439)
                                   --------    --------     --------    --------    --------
Net income (loss)                  $    455    $(18,833)    $  1,344    $  1,425    $(15,609)
                                   ========    ========     ========    ========    ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.


By:   /s/ Christopher E. Sue                               Date:    May 3, 1999
     ----------------------------------
     Christopher E. Sue
     Vice President Finance
     Principal Accounting Officer
     Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:   /s/ Par Chadha                                       Date:    May 3, 1999
   -------------------------------
    Par Chadha
    Chairman and Director
    Chief Executive Officer

By:   /s/ Xin Cheng                                        Date:    May 3, 1999
   -------------------------------
    Xin Cheng
    Director
    President

By:   /s/ Humbert B. Powell III                            Date:    May 3, 1999
   -------------------------------
    Humbert B. Powell III
    Director

By:   /s/ Leonard Hecht                                    Date:    May 3, 1999
   -------------------------------
    Leonard Hecht
    Director

By:   /s/ Renn Zaphiropoulos                               Date:    May 3, 1999
   -------------------------------
    Renn Zaphiropoulos
    Director



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'