Form 10-K405/A
period 1999-01-31
OSICOM TECHNOLOGIES INC
filed 1999-06-01
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 0-15810

                            OSICOM TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)


                    NEW JERSEY                                       22-2367234
 (State or other jurisdiction of incorporation or         (IRS Employer Identification Number)
                   organization)

            2800 28TH STREET, SUITE 100
             SANTA MONICA, CALIFORNIA                                  90405
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes ___   No  X
                        ---

The Registrant's revenues for its most recent fiscal year were $94,949,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 30, 1999 was $107,458,000.

Number of shares outstanding of the Registrant's only class of common stock as of April 30, 1999 (the latest practicable date): 8,972,339.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth the annual compensation for both individuals who served as the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 1999, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year whose salary and bonus exceeded $100,000.


========================================================================================================================
                                               SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                                                           All Other
   Name and Principal      Year          Annual Compensation                Long-Term Compensation        Compensation
   Position                                                                                                     ($)
                                   -----------------------------------------------------------------------
                                     Salary   Bonus ($)   Other       Restricted  Securities    Long-Term
                                       ($)               Annual         Stock     Underlying    Incentive
                                                         Compen-       Award(s)     Options        Plan
                                                         sation          ($)          (#)        Payouts
                                                           ($)
  ---------------------------------------------------------------------------------------------------------------------
   Par Chadha, Chairman,   1999      147,500          0      0            0          349,164       0            0
   Chief Executive         1998       60,000          0      0            0           16,667       0            0
   Ofificer                1997            0          0      0            0           16,667       0            0
  ---------------------------------------------------------------------------------------------------------------------
   Xin Cheng,              1999      125,031     51,066      0            0          196,183       0            0
   President, Director     1998       90,248          0      0            0           16,667       0            0
                           1997       84,110          0      0            0           16,667       0            0
  ---------------------------------------------------------------------------------------------------------------------
   Christopher E. Sue,     1999      103,077          0      0            0           66,665       0            0
   VP Finance, Secretary   1998       95,000          0      0            0                0       0            0
                           1997       76,297          0      0            0            8,334       0            0
  ---------------------------------------------------------------------------------------------------------------------
   Ronald Mackey,          1999      123,126     50,000      0            0           81,153       0            0
   Executive VP            1998      154,146          0      0            0                0       0            0
   Technology
  ---------------------------------------------------------------------------------------------------------------------
   Arthur Trakas,          1999      152,420          0      0            0           51,666       0            0
   Executive VP            1998      154,146          0      0            0                0       0            0
   Worldwide Sales
  =====================================================================================================================


LONG-TERM INCENTIVE PLANS

         The Company has no long-term incentive plans other than the 1988 and 1997 Stock Option Plans and the 1997 Directors Stock Option Plan.


  =========================================================================================================================
                                                OPTION GRANTS IN LAST FISCAL YEAR
  -------------------------------------------------------------------------------------------------------------------------
                                    Individual Grants
  ---------------------------------------------------------------------------------------
        Name           Number of     % of Total    Exercise    Market       Expiration     Potential Realizable Value at
                      Securities      Options       or Base    Price on        Date         Assumed Rates of Stock Price
                      Underlying     Granted to      Price     Date                       Appreciation for Option Term (B)
                        Options      Employees    ($/Sh) (B)   Granted                    ---------------------------------
                     Granted (#)     in Fiscal                 ($/Sh) (B)                    0%      5%  ($)       10% ($)
                                        Year                                                ($)
  -------------------------------------------------------------------------------------------------------------------------
  Par Chadha               8,334         0.57%        $13.50      $12.38     9-26-2007        0        55,552      155,100
                         340,830        23.24%         $7.03       $7.03     11-2-2008        0     1,507,111    3,819,314
  -------------------------------------------------------------------------------------------------------------------------
  Xin Cheng               66,667         4.55%         $4.78       $4.78      8-3-2008        0       200,459      508,003
                         129,516         8.83%         $7.03       $7.03     11-2-2008        0       572,705    1,451,346
  -------------------------------------------------------------------------------------------------------------------------
  Christopher E.           5,000         0.34%         $4.78       $4.78      8-3-2008        0        15,034       38,100
  Sue                      5,000         0.34%        $18.00       $4.78      5-3-1999        0             0            0
                           5,000         0.34%        $30.00       $4.78      5-3-1999        0             0            0
                           5,000         0.34%        $45.00       $4.78      5-3-1999        0             0            0
                          46,665         3.18%         $7.03       $7.03     11-2-2008        0       206,347      522,924
  -------------------------------------------------------------------------------------------------------------------------
  Ronald Mackey (A)        8,334         0.57%         $4.78       $4.78      8-3-2008        0        25,059       63,505
                           8,334         0.57%        $18.00       $4.78      5-3-1999        0             0            0
                           8,334         0.57%        $30.00       $4.78      5-3-1999        0             0            0
                           8,334         0.57%        $45.00       $4.78      5-3-1999        0             0            0
                          15,585         1.06%        $15.94      $15.94     1-22-2000        0        25,460       52,161
                          46,665         2.20%         $7.03       $7.03     11-2-2008        0       142,526      361,189
  -------------------------------------------------------------------------------------------------------------------------
  Arthur Trakas            8,334         0.57%         $4.78       $4.78      8-3-2008        0        25,059       63,505
                           8,334         0.57%        $18.00       $4.78      5-3-1999        0             0            0
                           8,334         0.57%        $30.00       $4.78      5-3-1999        0             0            0
                           8,334         0.57%        $45.00       $4.78      5-3-1999        0             0            0
                          18,330         1.25%         $7.03       $7.03     11-2-2008        0        81,053      205,405
  =========================================================================================================================



A) The 15,595 options expiring January 22, 2000 represent a reprice of options originally granted on October 26, 1996 exercisable at $26.74 in connection with Mr. Mackey's original employment with the Company. The repricing occured on April 30, 1998 when all employees were permited to elect to reprice their most recent grant only to the then market price with all other terms remaining the same; the repriced options are not exercisable until the market price of the Company's common stock equals $30.00.

B) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of the Company's common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.

  =====================================================================================================================
                     AGGREGATED OPTION EXERCISES IN 1999 AND JANUARY 31, 1999 OPTION VALUES
  ---------------------------------------------------------------------------------------------------------------------
          Name            Shares        Value      Number of Securities Underlying         Value of Unexercised
                         Acquired    Realized ($)   Unexercised Options at Fiscal     In-the-Money Options at FY-End
                            on                               Year-End (#)                         ($)(A)
                         Exercise
                            (#)
                                                   --------------------------------------------------------------------
                                                     Exercisable     Unexercisable     Exercisable      Unexercisable
  ---------------------------------------------------------------------------------------------------------------------
  Par Chadha                 -            -             192,503           340,830            886,525        3,099,423
  ---------------------------------------------------------------------------------------------------------------------
  Xin Cheng                  -            -              53,818           196,183            125,292        1,934,040
  ---------------------------------------------------------------------------------------------------------------------
  Christopher E. Sue         -            -               8,334            46,665                  0          424,360
  ---------------------------------------------------------------------------------------------------------------------
  Ronald Mackey              -            -                   0            81,153                  0          293,110
  ---------------------------------------------------------------------------------------------------------------------
  Arthur Trakas              -            -              23,335            51,666             37,502          261,227
  ---------------------------------------------------------------------------------------------------------------------



A) Options are "in-the-money" if, on January 31, 1999, the market price of the Common Stock ($16.125) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 1999, and the aggregate exercise price of such options.

EMPLOYMENT AGREEMENTS

         We have no employment contracts with our executives officers.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Securities Exchange Act of 1934 requires the Company's directors and executive officers and person who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To the knowledge of the Company, all filing requirements under Section 16(a) in respect of the Company were complied within the year ended January 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 30, 1999, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known to the Company to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.



  ==================================================================================
    Name of Beneficial Owner (A)                            Common Stock
                                                 -----------------------------------
                                                 Number of Shares   Percentage of
                                                                     Outstanding
                                                                         (I)
  ----------------------------------------------------------------------------------
  Par Chadha
  2800 28th Street, Suite 100                         603,843 (B)        6.5%
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Leonard Hecht
  2800 28th Street, Suite 100                          88,334 (C)        1.0%
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Humbert B. Powell III
  2800 28th Street, Suite 100                          91,669 (D)        1.1%
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Renn Zaphiropoulos
  2800 28th Street, Suite 100                          26,668 (E)         *
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Xin Cheng
  2800 28th Street, Suite 100                          54,552 (F)         *
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Christopher E. Sue
  2800 28th Street, Suite 100                           8,516 (G)         *
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Ronald Mackey
  2800 28th Street, Suite 100                          38,349             *
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Arthur Trakas
  2800 28th Street, Suite 100                          28,097 (H)         *
  Santa Monica, CA 90405
  ----------------------------------------------------------------------------------
  Heritage Capital Management, Inc.
  706 Giddings Avenue                                 552,737            6.2%
  Annapolis, MD 21401
  ----------------------------------------------------------------------------------
  All Directors and executive officers as a
  group                                               946,743           10.3%
  ==================================================================================

*        Less than 1%

A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company.

B) Includes shares and options held in the name of R II Partners, Inc., RT Investments, Inc., and Rand Research Corporation. Mr. Chadha owns, directly and indirectly, 100% of the outstanding capital stock of R II Partners, Inc., and RT Investments, Inc. Mr. Chadha holds exercisable options to acquire 192,503 shares of common stock at prices ranging from $4.50 to $23.76 per share (market price on the date granted).

         Mr. Chadha disclaims beneficial ownership of the 9,636 shares and exercisable options to acquire 66,668 shares held by Ms. Chadha as well as exercisable options to acquire 16,667 shares held beneficially by his children.

C) Includes shares and options held in the name of Chrysalis Capital Group. Mr. Hecht ownes, directly and indirectly, 100% of the outstanding capital stock of Chrysalis Capital Group. Mr. Hecht holds exercisable options to acquire 65,003 shares of common stock at prices ranging from $3.00 to $28.46 per share (market price on the date granted).

D) Includes shares, options and warrants held in the name of HMS Advisors, LLC. Mr. Powell owns, directly and indirectly, 50% of the outstanding capital stock of HMS Advisors, LLC. Mr Powell holds exercisable options to acquire 66,669 shares of common stock at prices ranging from $7.69 to $24.38 (market price on the date granted).

E) Includes exercisable options held by Mr. Zaphiropoulos to acquire 26,668 shares of common stock at prices ranging from $7.04 to $11.16 (market price on the date granted).

F) Includes exercisable options held by Mr. Cheng to acquire 53,818 shares of common stock at prices ranging from $3.00 to $23.76 per share (market price on the date granted).

G) Includes exercisable options held by Mr. Sue to acquire 8,334 shares of common stock at a price of $20.63 per share (market price on the date granted).

H) Includes exercisable options held by Mr. Trakas to acquire 23,335 shares of common stock at a price of $3.50 per share (market price on the date granted).

I) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by total shares outstanding of the Company at April 30, 1999, of 8,972,339, plus the above-referenced unexercised options and warrants of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSICOM TECHNOLOGIES, INC.

By:      /s/ Christopher E. Sue                        Date: June 1, 1999
   ------------------------------------
       Christopher E. Sue
       Vice President Finance
       Principal Accounting Officer
       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By:      /s/ Par Chadha                                Date: June 1, 1999
      ---------------------------------
       Par Chadha
       Chairman and Director
       Chief Executive Officer

By:      /s/ Xin Cheng                                 Date: June 1, 1999
      ---------------------------------
       Xin Cheng
       Director
       President

By:      /s/ Humbert B. Powell III                     Date: June 1, 1999
      ---------------------------------
       Humbert B. Powell III
       Director

By:      /s/ Leonard Hecht                             Date: June 1, 1999
      ---------------------------------
       Leonard Hecht
       Director

By:      /s/ Renn Zaphiropoulos                        Date: June 1, 1999
      ---------------------------------
       Renn Zaphiropoulos
       Director