Form 10-Q
period 1999-04-30
OSICOM TECHNOLOGIES INC
filed 1999-06-14
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1999

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

                                 (310) 581-4030
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock, $.30 par value per share, Outstanding:
                       8,972,339 shares at June 10, 1999.

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

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

           Unaudited Consolidated Balance Sheet at April 30, 1999 and
            Consolidated Balance Sheet at January 31, 1999                               3

           Unaudited Consolidated Statements of Operations for the Three Months
            ended April 30, 1999 and 1998                                                4

           Unaudited Consolidated Statements of Cash Flows for the Three Months
            ended April 30, 1999 and 1998                                                5

           Notes to Consolidated Financial Statements                                   6-10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Results of Operations/Comparison of the Three Months ended April 30,
            1999 and 1998                                                                11

           Liquidity and Capital Resources                                               13

           Impact of Recent Accounting Pronouncements                                    15

           Other Matters                                                                 15

           Fluctuations in Revenue and Operating Results                                 15

           Forward-Looking Statements - Cautionary Statement                             15

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK                                                                     16

PART II: OTHER INFORMATION                                                             17-18

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


OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Unaudited
                                                                                      April 30, 1999     January 31, 1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                               $    2,903          $    3,480
     Accounts receivable, net                                                               17,283              17,164
     Due from affiliates                                                                     1,774                   -
     Inventory, net                                                                         15,378              14,465
     Prepaid expenses and other current assets                                               2,228               2,480
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                               39,566              37,589
--------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                  6,709               6,715
--------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                               1,674               1,766
     Capitalized software, net                                                               5,177               5,105
     Other assets                                                                            1,065                 803
     Net assets of discontinued operations                                                  19,147              14,818
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                 27,063              22,492
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $   73,338          $   66,796
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                    $   14,943          $   10,678
     Current maturities of long term debt                                                      663                 284
     Accounts payable                                                                       10,786               9,022
     Due to affiliates                                                                         386                 724
     Accrued liabilities                                                                     5,975               4,551
     Other current liabilities                                                                 705                 931
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                          33,458              26,190
--------------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations                                                 2,185               1,748
--------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                  35,643              27,938
--------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $12,908 including accumulated dividends                                      1                   1
     Common stock, $.30 par value; 16,667 shares authorized; 9,052 shares issued and 8,973 shares outstanding at April 30, 1999; 8,924 shares
         issued and 8,844 shares outstanding at January 31, 1999                             2,715               2,677
     Additional paid-in capital                                                             86,546              85,183
     Accumulated deficit                                                                   (51,052)            (48,479)
     Treasury stock, at cost; 79 shares and 80 shares at April 30, 1999 and
         January 31, 1999, respectively                                                       (515)               (524)
--------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                         37,695              38,858
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   73,338          $   66,796
==========================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
                                                                                                     April 30
                                                                                        ----------------------------------
                                                                                           1999                1998
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                               $   19,129          $   14,788

COST OF SALES                                                                               10,251               7,556
--------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                                        8,878               7,232
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                                                   4,107               4,180
     Engineering, research and development                                                   2,237               2,234
     General and administrative                                                              3,033               2,817
     Other operating expenses                                                                   93                  93
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                            9,470               9,324
--------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      (592)             (2,092)
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                                                          17                  60
     Interest expense                                                                         (470)               (349)
     Other income (charges)                                                                      2                  45
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                                         (451)               (244)
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                                    (1,043)             (2,336)
Provision for Income Taxes                                                                       -                   -
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                    (1,043)             (2,336)

LOSS FROM DISCONTINUED OPERATIONS                                                           (1,229)               (342)
     (NET OF INCOME TAX OF $-0- AND $-0-)

NET INCOME (LOSS)                                                                       $   (2,272)         $   (2,678)
==========================================================================================================================

INCOME (LOSS) PER COMMON SHARE:

     PREFERRED STOCK DIVIDENDS                                                                 339                  38
     NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                                      $   (2,611)         $   (2,716)
==========================================================================================================================

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                            8,881               6,934

         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations                                                       $    (0.15)         $    (0.34)
            Discontinued Operations                                                          (0.14)              (0.05)
--------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS) PER COMMON SHARE                                             $    (0.29)         $    (0.39)
==========================================================================================================================

     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                            8,881               6,934

         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations                                                       $    (0.15)         $    (0.34)
            Discontinued Operations                                                          (0.14)              (0.05)
--------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS) PER COMMON SHARE                                             $    (0.29)         $    (0.39)
==========================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
                                                                                                     April 30
                                                                                        ----------------------------------
                                                                                           1999                1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss from continuing operations                                                    $  (1,043)         $   (2,336)
--------------------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          861                 590
        Accounts receivable and inventory reserves                                             (36)               (152)
        Expenses paid through issuances of securities                                            -                 156
    Changes in assets and liabilities net of effects of business entity acquisitions:
           (Increase) decrease in accounts receivable                                         (170)              3,268
           Increase in inventories                                                            (827)               (989)
           (Increase) decrease in other current assets                                         253                  (1)
           Increase (decrease) in accounts payable                                           1,692                (800)
           Increase (decrease) in net amounts due from affiliate                            (2,112)                211
           Increase in accrued expenses                                                      1,486                 774
           Decrease in other current liabilities                                              (226)                (83)
--------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES                            (122)                638
    NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                        (264)               (136)
--------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (386)                502
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                                          (368)               (579)
  Capitalized software development costs                                                      (465)               (546)
  Other assets                                                                                (262)                (27)
  Investing activities of discontinued operations                                             (317)               (213)
--------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                   (1,412)             (1,365)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                         -               1,989
  Proceeds from issuance of short-term debt, net of repayments                               4,265              (1,787)
  Proceeds from long term debt                                                                 815                  47
  Repayment of long-term debt                                                                    -                 (14)
  Proceeds from stock option exercises                                                       1,354                   -
  Preferred stock dividends                                                                   (240)                  -
  Other                                                                                          -                (576)
  Financing activities of discontinued operations                                           (4,973)                349
--------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,221                   8
--------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (577)               (855)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              3,480               1,421
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $    2,903          $      566
==========================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in Annapolis Junction, Maryland, Waltham, Massachusetts,
Aurora, Illinois, and San Diego, California. Our discontinued operation has facilities in China. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial data as of April 30, 1999 and January 31, 1999, for the quarters ended April 30, 1999 and 1998, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 1999 and for the quarter ended April 30, 1999, have been made. The results of operations for the quarter ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

DISCONTINUED OPERATIONS

         Our Far East-based Wireless Products business unit has been accounted for as a discontinued operation pursuant to our plan to sell the division. No gain or loss is anticipated on the disposition of this business segment. Balances due from and to the Wireless Products division are shown as "due from affiliate" and "due to affiliate" in the accompanying balance sheets.

EARNINGS PER SHARE

         We adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires dual presentation of basic and diluted earnings per shares ("EPS") on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

with convertible debt. Potential common shares are not included in the diluted loss per share computation for the quarters ended April 30, 1999 and 1998 as they would be anti-dilutive.

         All references in the financial statements to common shares and per share data give effect to the one for three stock split effective July 24, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters beginning after June 15, 1999. The statement established standards for accounting for derivatives and hedging instruments. We do not currently have any of these instruments. We do not expect the adoption of SFAS 133 to have a material impact, if any, on its results of operations, financial position or cash flows.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with fiscal quarters beginning after December 31, 1998. The adoption of SFAS No. 134 had no effect on our financial position or results of operations.

         Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or purchased for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The adoption of SOP 98-1 had no effect on our financial position or results of operations.

         SOP 98-5, "Reporting on the Costs of Start-up Activities," is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which, under this SOP, must be expensed as incurred. The adoption of SOP 98-5 had no effect on our financial position or results of operations.

         SFAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements issued for fiscal years ending after February 15, 1999. The adoption of SFAS No. 135 had no effect on our financial position or results of operations.

BALANCE SHEET DETAIL

         Inventories at April 30, 1999 and January 31, 1999 consist of:

                                                        April 30, 1999    January 31, 1999
                  Raw material                             $  9,457         $  9,547
                  Work in process                             5,197            5,430
                  Spare parts                                   246              190
                  Finished goods                              3,881            2,787
                                                           --------          -------
                                                             18,781           17,954
                  Less: Valuation reserve                     3,403            3,489
                                                           --------          -------
                                                           $ 15,378         $ 14,465
                                                           ========         ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  16,666,667 shares of Common Stock ($.30 par value)

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

         We have outstanding the following shares of preferred stock:

                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       ------------
                  Series A                           2,500             $  1          $  2,500
                  Accrued, unpaid dividends                                             1,000
                  Series C                           6,555                -             6,555
                  Series D                           2,853                -             2,853
                                                   -------             ----          --------
                                                    11,908             $  1          $ 12,908
                                                   =======             ====          ========

         Preferred stock dividends during the quarters ended April 30, 1999 and 1998 consist of:

                                                               April 30, 1999      April 30, 1998
                  Accrued, unpaid dividends (Series A)               $   38            $   38
                  Deemed dividends (Series C)                            61                -
                  Dividends paid (Series C)                             240                -
                                                                     ------            ------
                                                                     $  339            $   38
                                                                     ======            ======

OTHER CAPITAL STOCK TRANSACTIONS

         In July 1998, approval was granted for a one for three stock split effective July 24, 1998. The effect of this change was reflected in the financial statements retroactively as if the reverse stock split occured at the beginning of the earliest period reported.

STOCK OPTION PLANS

         We have three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

our success. At April 30, 1999 there were 2,297,812 shares under option at prices varying from $3.00 to $45.00 per share.

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 1999 and 1998.

                                                                                       1999            1998
         Net income (loss)                                                           $ (2,272)       $ (2,678)
         Less: preferred dividends                                                       (339)            (38)
                                                                                     --------        --------
         Net loss available to common shareholders used in basic EPS                 $ (2,611)       $ (2,716)
                                                                                     ========        ========
         Average number of common shares used in basic EPS                          8,880,811       6,934,104
                                                                                    =========       =========

         We had a net loss for the quarters ended April 30, 1999 and 1998. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                       1999             1998
         Net loss available to common shareholders used in basic EPS                $ (2,611)        $ (2,716)
         Interest on convertible debt (net of tax)                                        -                 11
                                                                                     --------         --------
         Net loss available to common shareholders after assumed
           conversions of dilutive securities                                        $ (2,611)        $ (2,705)
                                                                                     ========         ========

         Average number of common shares used in basic EPS                          8,880,811        6,934,104
         Effect of dilutive securities:
           Convertible preferred stock                                                697,965          167,382
           Convertible debentures                                                         -             38,914
           Stock benefit plans                                                      1,005,437          154,866
           Warrant exercises                                                          218,639           10,249
                                                                                   ----------        ---------
         Average number of common shares and dilutive potential
           common stock used in diluted EPS                                        10,802,852        7,305,515
                                                                                   ==========        =========

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

SEGMENT INFORMATION

                                            Network                       Optical
                                            Access       NETsilicon     Networking         Other          Total
                                            -------      ----------     ----------         -----          -----
Quarter ended April 30, 1999:

   Revenues from external customers         $ 6,418        $ 5,815         $ 6,896       $    -         $ 19,129
   Intersegment revenues                        -              -               -              -              -
                                            -------        -------         -------       --------       --------
     Total revenues                           6,418          5,815           6,896            -           19,129
                                            -------        -------         -------       --------       --------

   Operating profit (loss)                     (550)           254             787         (1,083)          (592)

   Depreciation & amortization expense          495            146             220            -              861
   Valuation allowance additions
     (reductions)                              (209)            65             108            -              (36)
   Capital assets additions, net                120             62             186            -              368
   Total assets                              18,210         11,028          21,948         22,152         73,338


Quarter ended April 30, 1998:

   Revenues from external customers         $ 7,996        $ 2,185         $ 4,607       $    -         $ 14,788
   Intersegment revenues                        -              -               -              -              -
                                            -------        -------         -------       --------       --------
     Total revenues                           7,996          2,185           4,607            -           14,788
                                            -------        -------         -------       --------       --------

   Operating profit (loss)                   (1,826)          (280)            956           (942)        (2,092)

   Depreciation & amortization expense          358             53             179            -              590
   Valuation allowance additions
     (reductions)                              (295)            10             133            -             (152)
   Capital assets additions, net                211            (34)            402            -              579
   Total assets                              17,591          8,677          15,361         26,608         68,237

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 1999.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED APRIL 30, 1999 AND 1998

Consolidated net sales from our continuing operations were $19.1 million for the quarter ended April 30, 1999 increasing by 29% from $14.8 million for the same period one year ago. Sales increased by 50% and 166% for our Optical Networking and NETsilicon business units in this period over the quarter ended April 30, 1998. Net sales for our Network Access business unit decreased by 20% from the prior year. Our backlog from continuing operations was $18.6 million compared to $12.9 million for the same period one year ago.

Consolidated gross margins from our continuing operations were 46.4% for the quarter ended April 30, 1999 compared to 48.9% for the quarter ended April 30, 1998. Gross margins in our Optical Networking business unit increased during the quarter while our Network Access and NETsilicon business units reported decreases in gross margins.

Our consolidated selling and marketing expenses of $4.1 million remained relatively unchanged from $4.2 million for the quarter ended April 30, 1999 as compared to the quarter ended April 30, 1998. During the quarter ended April 30, 1999 our selling and marketing expenses represented 21.5% of net sales compared to 28.3% for the same period ended April 30, 1998 reflecting the increase in net sales.

Our consolidated engineering, research and development expenses from continuing operations were $2.2 million for the quarter ended April 30, 1999 and remained unchanged from the prior year. Research and development expenses for our Optical Networking and NETsilicon business units increased by $165,000 offset by a $168,000 decrease in our Network Access business unit for the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998.

Our consolidated general and administrative expenses of $3.0 million from our continuing operations increased by $216,000 for the quarter ended April 30, 1999 compared the quarter ended April 30, 1998. This increase resulted from increases in our Optical Networking, NETsilicon and other business units partially offset by a $428,000 decrease in our Network Access business unit.

Other operating expenses of $93,000 from continuing operations remained unchanged during the quarter ended April 30, 1999 compared to the same period ended April 30, 1998. These charges represent amortization of purchased technology costs related to acquisitions.

Net other expenses of $451,000 from continuing operations increased by $207,000 during the quarter ended April 30, 1999 from the same period ended April 30, 1998. The increase was related to interest expense associated with borrowings on our lines of credit which increased by approximately $4.3 million over the prior year for the same period ended April 30, 1998.

There was no provision for income taxes for the quarters ended April 30, 1999 and 1998. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provide a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

The loss from discontinued operations, our Wireless Products business unit, increased to $1.2 million for the quarter ended April 30, 1999 from $342,000 for the quarter ended April 30, 1998. The increased loss is the result of a 70% decline in net sales partially offset by an increase to 21.5% from 14.1% in gross margins.

OPTICAL NETWORKING

Net sales in our Optical Networking business unit were $6.9 million for the quarter ended April 30, 1999 compared to $4.6 million for the same period ending April 30, 1998. Sales of our GigaMux product family increased to $5.4 million partially offset by declines in legacy products. Shipments of our GigaMux products during this quarter accounted for twice the amount of product that was shipped during all of fiscal 1999. Our GigaMux sales during the prior year quarter ending April 30, 1998 were $320,000.

Our gross margins increased to 53.0% for the quarter ended April 30, 1999 from 50.5% for the same period ended April 30, 1998. Higher sales of our GigaMux product family which yields a higher gross margin, was the primary reason for the increase.

Our selling and marketing expenses were $1.6 million for the quarter ended April 30, 1999 compared to $483,000 for the same period a year ago. We increased our selling and marketing efforts to support the expected growth of our GigaMux product family. Our selling and marketing expenses associated with selling our GigaMux products accounted for approximately 65% of the current period expenditures.

Our engineering expenses were $485,000 during the quarter ended April 30, 1999 compared to $374,000 for the same period one year ago. We spent approximately $255,000 in product development costs during this quarter compared to $56,000 for the period ended April 30, 1998. We continue to invest our efforts in the research and development in our GigaMux product family as well as other new products.

Our general and administrative expenses increased to $657,000 from $421,000 for the period ended April 30, 1999 compared to the same period ended April 30, 1998. These expenses were incurred to ensure that we had sufficient administrative infrastructure to support the planned growth of our GigaMux business both domestically and internationally.

Other operating expenses of $93,000 for the period ended April 30, 1999 remained unchanged compared to the same period ended April 30, 1998. These costs represent the amortization of purchased technology related to acquisitions.

NETWORK ACCESS

Net sales were $6.4 million for our Network Access business unit compared to $8.0 million for the period ended April 30, 1998. Lower sales in our Remote Access and LAN-adapter product categories were the primary reasons for the decline. Our net sales decline during this quarter corresponds directly to a shift towards our new generation of optical networking products, and the planned phase out of our legacy products.

Our gross margins decreased to 39.4% of net sales for the quarter ended April 30, 1999 compared to 48.2% for the same period ended April 30, 1998. Increases in the cost of raw materials used in our LAN product group was the primary reason for the decline in gross margins.

Our selling and marketing expenses decreased to $1.1 million or 17.7% of net sales for the quarter ended April 30, 1999 compared to the prior year comparable period. Selling and marketing expenses of $3.4 million in the prior year approximated 42.6% of net sales. During the past fiscal year, we completed a realignment of our sales organization which resulted in a net personnel reduction of 24. Employee related costs were reduced by $650,000 and advertising/promotional costs were reduced by $1.2 million.

Our engineering expenses decreased to $1.2 million for the period ended April 30, 1999 from $1.4 million for the same period a year ago. This decline is the result of cost savings achieved by the closure of our Santa Barbara, California and Aurora, Illinois facilities partially offset by increased amortization of capitalized software costs.

Our general and administrative expenses decreased to $551,000 from $743,000 for the quarter ended April 30, 1999 as compared to the quarter ended April 30, 1998. This decrease is the result of cost savings achieved in the integration of the print server product line transferred from NETsilicon to the Network Access business unit.

NETSILICON

Our net sales increased to $5.8 million for the three months ended April 30, 1999 from $2.2 million in the three months ended April 30, 1998, representing an increase of 166.1%. The increase in net sales was due primarily to an increase in our OEM customers to which we shipped product from 11 in the three months ended April 30, 1998 to 26 the three months ended April 30, 1999. Net sales included maintenance and service revenue of $72,000, or 1.2% of net sales in the three months ended April 30, 1999 compared to $79,000 or 3.6% of net sales in the three months ended April 30, 1998.

Gross profit increased to $2.7 million, or 46.3% of net sales, for the three months ended April 30, 1999 from $1.1 million, or 52.5% of net sales, in the three months ended April 30, 1998, representing an increase of 134.7%. Our gross margin percentage decrease in the three months ended April 30, 1999 was due primarily to a decline in our average sales prices.

Selling and marketing expenses increased to $1.3 million, or 22.8% of net sales, for the three months ended April 30, 1999 from $628,000, or 28.7% of net sales, in the three months ended April 30, 1998, representing an increase of 111.1%. This increase was the result of expenses incurred due to increased sales volume such as a $205,000 increase in commissions. We also incurred expenses of $106,000 attributable to the opening of our European sales office.

Engineering, research and development expenses increased from $502,000, or 8.6% of net sales, for the three months ended April 30, 1999 from $448,000, or 20.5% of net sales, in the three months ended April 30, 1998, representing an increase of 12.1%. This increase was due to the increased expenditures associated with the development of our NET+Works family of products. Software development costs of $315,000 and $163,000 in the three months ended April 30, 1999 and 1998, respectively, were capitalized and are being amortized over the products' useful lives estimated at three years. Amortization expenses related to capitalized software development costs for the three months ended April 30, 1999 and 1998 or $99,000 and $67,000, respectively.

General and administrative expenses increased to $613,000 or 10.5% of net sales, for the three months ended April 30, 1999 from $352,000 or 16.1% of net sales, and three months ended April 30, 1998, representing an increase of 74.1%. The increase in these expenses resulted from $73,000 of expenses attributable to a newly formed MIS group as well as other expenses resulting from increased sales.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At April 30, 1999, our working capital was $6.1 million including $2.9 million in cash and cash equivalents.

Our operating activities incurred a net cash flow deficit from continuing operations of $122,000 and discontinued operations of $264,000 during the three months ended April 30, 1999. During the same period last year, we incurred a $638,000 cash inflow from continuing operations and a $136,000 net cash flow deficit from discontinued operations. The increase in cash flows used by operations reflects a substantial decline in liabilities due to affiliated companies and increases in accounts receivable partially offset by increases in accounts payable and accrued liabilities.

Investing activities from continuing operations during the three months ended April 30, 1998 consisted primarily of purchases of property and equipment of $368,000 and expenditures for software development costs capitalized of $465,000. During the three month period ended April 30, 1998 our investing activities included $579,000 in purchases of property and equipment, and $546,000 in expenditures for capitalized software development costs.

Our financing activities from continuing operations during the three month period ended April 30, 1999 provided net cash flows of $6.2 million, and net cash outflows of $5.0 million for discontinued operations. The net cash provided by financing activities from continuing operations included $4.3 million from net proceeds from short-term borrowings, $1.3 million from stock option exercises, $815,000 from long-term debt offset by $240,000 of dividends paid to our preferred shareholders.

At April 30, 1999, we had various lines of credit from continuing operations totaling $22.5 million. Our outstanding short-term borrowings against these credit facilities was $16.1 million at April 30, 1999, an increase of $5.4 million from January 31, 1999.

Year 2000 Compliance

The Year 2000 issue refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether `00' means 1900 or 2000, which may result in failures or the creation of erroneous results. During fiscal 1998 we commenced taking steps to address potential Year 2000 problems, including (i) identifying the computer systems and products affected; (ii) contacting vendors and customers; (iii) determining the Year 2000 compliance status of each of its systems and products; and (iv) implementing any necessary changes. Although we do not currently expect the Year 2000 issue will be material to our systems or products, we could discover (or fail to discover) Year 2000 issues in the course of our evaluation process that would have a material adverse effect on our business, results of operations or financial condition if not properly addressed.

We have completed a review of our products and have ascertained that our products are Year 2000 compliant. We have tested software obtained from third parties that is incorporated into its products, and is seeking assurances from its vendors that their licensed software is Year 2000 compliant. Furthermore, we are surveying all vendors requesting information concerning exposure to Year 2000 problems and the results are not complete. We expect to complete this process by September 1999. We have received representation from certain vendors, including some of our sole source vendors, as to the Year 2000 compliance of their systems and products. Despite our testing and our current and potential customers, and assurances from the vendors of the software and hardware incorporated into the products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in such products could severely disrupt our operations and have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe we have sufficient working capital to meet its planned level of operations for fiscal 2000. However, there can be no assurance that our working capital requirements for fiscal 2000 will not exceed our ability to generate sufficient cash internally to support its requirements and the needed capital will have to be obtained from external sources. We cannot give any assurances that sufficient capital, at terms acceptable to us, will be available when needed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued several SFAS effective in the current and future periods including SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," and SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections". The Accounting Standards Executive Committee issued SOP 98-1 "Accounting for the Costs Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-up Activities" effective in the current or future periods. The adoption of these standards has had no material effects, if any, on our financial position or results of operations.

OTHER MATTERS

Several Securities class action lawsuits have been filed against us, our CEO, our President and our former Chief Financial Officer. See Part II, Item 1, "Other Information - Legal Proceedings".

FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The networking and bandwidth aggregation industry is subject to fluctuation and the declines and increases recently experienced by us are not necessarily indicative of the operating results for any future periods. Our operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result," "will continue," "are expected to," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include our plans to introduce network management, all optical networking equipment, Gigabit Ethernet, scaleable remote access servers with broad practical support and aggregation possibilities, and our plans to develop new products, expand our sales force, expand our customer base, make acquisitions, establish strategic relationships and expand within international markets. Such forward-looking statements also include our expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in corporate use of the Internet, expansion of switches between LANs, remote access for corporate networks, deregulation and increased competition, the introduction of a wide range of new communication services and technologies and growth in the domestic and international market for network access solutions. Further reference should be made to the "Risk Factors" section contain in Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 31, 1999.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described more fully in our Annual Report on Form 10-K. We specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange current exchange rates. We believe that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short term financing have not had a significant impact on our sales, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short term interest rates will not have a material adverse effect on our operating results in the future.

A substantial majority of our revenues, expenses and capital purchasing activities are transacted in U.S. dollars and to date we have not been significantly affected by currency fluctuations. However, we conduct business in several different countries and fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On June 3, 1999, a securities class action lawsuit entitled Frank Foster v. Osicom Technologies, Inc., et al., Case No. 99-05789, was filed in United States District Court for the Central District of California against us, our CEO and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 1, 1998 through April 20, 1999, inclusive.

         On May 5, 1999, a securities class action lawsuit entitled Chesin & Company Target Benefit Plan v. Osicom Technologies, Inc., et al., Case No. 99-04822, was filed in United States District Court for the Central District of California against us, our CEO and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 21, 1999, inclusive.

         On April 29, 1999, a securities class action lawsuit entitled Cecile Michot v. Osicom Technologies, Inc., et al., Case No. 99-04698, was filed in United States District Court for the Central District of California against us, our CEO, our President and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 20, 1999, inclusive.

         On April 28, 1999, a securities class action lawsuit entitled Mark Camera v. Osicom Technologies, Inc., et al., Case No. 99-04581, was filed in United States District Court for the Central District of California against us, our CEO, our President and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 20, 1999, inclusive.

         On April 23, 1999, a securities class action lawsuit entitled Yanay Lehavi v. Osicom Technologies, Inc., et al., Case No. 99-04408, was filed in the United States District Court for the Central District of California against us and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 1, 1998 through April 21, 1999, inclusive.

         On April 23, 1999, a securities class action lawsuit entitled Robert M. Hill, et al., v. Osicom Technologies, Inc., et al., Case No. 99-04376, was filed in the United States District Court for the Central District of California against us, our CEO, our President and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 20, 1999, inclusive.

         On April 22, 1999, a securities class action lawsuit entitled Gadi G. Hill v. Osicom Technologies, Inc., et al., Case No. 99-04360, was filed in the United States District Court for the Central District of California against us and our CEO and former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 1, 1998 through April 20, 1999, inclusive.

         On April 22, 1999, a securities class action lawsuit entitled Herman Wunsch, et. al., v. Osicom Technologies, Inc., et al., Case No. 99-04322, was filed in the United States District Court for the Central District of California against us, our CEO, our President and our former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 20, 1999, inclusive.

         On April 22, 1999, a securities class action lawsuit entitled Todd Augenbaum, et. al., v. Osicom Technologies, Inc., et al., Case No. 99-04321, was filed in the United States District Court for the Central District of California against us and our CEO and former Chief Financial Officer. This lawsuit purports to be brought on behalf of all persons who purchased our common stock during the period from July 2, 1998 through April 21, 1999, inclusive.

         All these class actions generally allege that, during the periods alleged in the respective complaints, the defendants made false or misleading public statements which caused the price of our common stock to be artificially inflated. The class action asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. We intend to defend the class actions and any other similar lawsuits vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

         From time to time we are involved in various legal proceedings incidental to the conduct of its business. We believe that none of these proceedings will have a material adverse impact on our financial condition or results of operations.

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS
         Not Applicable

ITEM 5:  OTHER INFORMATION
         Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits
            --------
            20 Consolidated Financial Statements for the Quarter Ended April 30, 1999 (included in Part I, Item 1)

            27         Financial Data Schedule

         B. Reports on Form 8-K
            -------------------
            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSICOM TECHNOLOGIES, INC.
(Registrant)



By:    /s/ Christopher E. Sue                        Date: June 14, 1999
    --------------------------------------
       Christopher E. Sue,
       Vice President Finance
       Principal Accounting Officer