Form 10-Q
period 1999-07-31
OSICOM TECHNOLOGIES INC
filed 1999-09-14
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1999

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

                                 (310) 581-4030
              (Registrantis telephone number, including area code)

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

    Common Stock, $.30 par value per share, Outstanding: 9,515,425 shares at September 13, 1999.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I:   FINANCIAL INFORMATION

ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Consolidated Balance Sheet at July 31, 1999 and
             Consolidated Balance Sheet at January 31, 1999                   3
          Unaudited Consolidated Statements of Operations for the Three
             And Six Months ended July 31, 1999 and 1998                      4
          Unaudited Consolidated Statements of Cash Flows for the Six
             Months ended July 31, 1999 and 1998                              5
          Notes to Consolidated Financial Statements                         6-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations/Comparison of the Three and Six Months
             ended July 31, 1999 and 1998                                    13
          Liquidity and Capital Resources                                    16
          Impact of Recent Accounting Pronouncements                         18
          Other Matters                                                      18
          Fluctuations in Revenue and Operating Results                      18
          Forward-Looking Statements - Cautionary Statement                  18

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK                                                        19

PART II:  OTHER INFORMATION                                                  20

ITEM 1:   LEGAL PROCEEDINGS

ITEM 2:   CHANGES IN SECURITIES

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

ITEM 5:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                    21

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

=================================================================================================================
                                                                                 Unaudited
                                                                               July 31, 1999   January 31, 1999
-----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash and equivalents                                                       $    1,358     $    3,480
     Accounts receivable, net                                                       17,930         17,164
     Inventory, net                                                                 16,172         14,465
     Prepaid expenses and other current assets                                       1,693          2,480
-----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                       37,153         37,589
-----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                          7,242          6,715
-----------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                       1,581          1,766
     Capitalized software, net                                                       4,994          5,105
     Other assets                                                                      891            803
     Net assets of discontinued operations                                          19,713         14,818
-----------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                         27,179         22,492
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $   71,574     $   66,796
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                            $   14,513     $   10,678
     Current maturities of long term debt                                              565            284
     Accounts payable                                                               11,547          9,022
     Due to affiliates                                                                  46            724
     Accrued liabilities                                                             6,704          4,551
     Other current liabilities                                                         576            931
-----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                  33,951         26,190
-----------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                         2,354          1,748
-----------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                          36,305         27,938
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $12,172 including accumulated dividends                              1              1
     Common stock, $.30 par value; 16,667 shares authorized; 9,229 shares issued and 9,150 shares outstanding at July 31, 1999; 8,924 shares
         issued and 8,844 shares outstanding at January 31, 1999                     2,769          2,677
     Additional paid-in capital                                                     86,717         85,183
     Accumulated deficit                                                           (53,707)       (48,479)
     Treasury stock, at cost; 79 shares and 80 shares at July 31, 1999 and
         January 31, 1999, respectively                                               (511)          (524)
-----------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                 35,269         38,858
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   71,574     $   66,796
=================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)

============================================================================================================
                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JULY 31                   JULY 31
                                                                -------------------        -----------------
                                                                 1999        1998           1999      1998
------------------------------------------------------------------------------------------------------------
NET SALES                                                     $  17,206   $  15,101     $  36,335  $  29,889

COST OF SALES                                                     9,086       8,360        19,337     15,917
------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                                 8,120       6,741        16,998     13,972
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling and marketing                                           4,523       4,206         8,630      8,385
  Engineering, research and development                           2,526       2,695         4,763      4,929
  General and administrative                                      2,892       2,863         5,925      5,680
  Other operating expenses                                           93          93           186        186
------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                    10,034       9,857        19,504     19,180
------------------------------------------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS                        (1,914)     (3,116)       (2,506)    (5,208)
------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
  Investment income                                                  15          96            32        156
  Interest expense                                                 (594)       (303)       (1,064)      (652)
  Other income (charges)                                            --          --              2         45
------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME (CHARGES)                                  (579)       (207)       (1,030)      (451)
------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            (2,493)     (3,323)       (3,536)    (5,659)
Provision for Income Taxes                                            -           -             -          -
------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                  (2,493)     (3,323)       (3,536)    (5,659)

LOSS FROM DISCONTINUED OPERATIONS
  (NET OF INCOME TAX OF $-O- AND $-0-)                             (120)     (1,142)       (1,349)    (1,484)

NET LOSS                                                      $  (2,613)  $  (4,465)    $  (4,885)  $ (7,143)
=============================================================================================================

INCOME (LOSS) PER COMMON SHARE:

  PREFERRED STOCK DIVIDENDS                                         147       1,302           485      1,339

  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES               $  (2,760)  $  (5,767)    $  (5,370)  $ (8,482)
============================================================================================================

  BASIC
    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (RESTATED, IN THOUSANDS)                        9,041       7,235         8,962      7,087

    NET INCOME (LOSS) PER COMMON SHARE:
      Continuing Operations                                   $   (0.29)  $   (0.64)    $   (0.45)  $  (0.99)
      Discontinued Operations                                     (0.01)      (0.16)        (0.15)     (0.21)
------------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS) PER COMMON SHARE                        $   (0.30)  $   (0.80)    $   (0.60)  $  (1.20)
============================================================================================================

  DILUTED
    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (RESTATED, IN THOUSANDS)                        9,041       7,235         8,962      7,087

    NET INCOME (LOSS) PER COMMON SHARE:
      Continuing Operations                                   $   (0.29)  $   (0.64)    $   (0.45)  $  (0.99)
      Discontinued Operations                                     (0.01)      (0.16)        (0.15)     (0.21)
------------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS) PER COMMON SHARE                        $   (0.30)  $   (0.80)    $   (0.60)  $  (1.20)
============================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

====================================================================================================================
                                                                                               Six Months Ended
                                                                                                    July 31
                                                                                          --------------------------
                                                                                               1999          1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                                                     $  (3,536)    $  (5,659)
--------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                         1,942         1,649
         Accounts receivable and inventory reserves                                              725           851
         Expenses paid through issuances of securities                                             -           253

      Changes in assets and liabilities net of effects of business entity acquisitions:

            (Increase) decrease in accounts receivable                                        (1,379)          629
            Increase in inventories                                                           (1,820)       (2,895)
            (Increase) decrease in other current assets                                           61          (648)
            (Increase) decrease in accounts payable                                            2,525          (200)
            (Increase) decrease in net amounts due from affiliate                               (678)         (489)
            Increase in accrued expenses                                                       2,153           560
            Decrease in other current liabilities                                               (355)         (115)
--------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                          (362)       (6,064)
      NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                        (925)         (607)
--------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                                                   (1,287)       (6,671)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (1,130)       (1,153)
   Capitalized software development costs                                                       (809)       (1,127)
   Other assets                                                                                 (289)            1
   Investing activities of discontinued operations                                              (330)         (365)
--------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                                   (2,558)       (2,644)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock                                           -         7,420
   Proceeds from issuance of common stock                                                          -         1,989
   Proceeds from issuance of short-term debt, net of repayments                                3,835          (441)
   Proceeds from long-term debt                                                                  907            52
   Repayment of long-term debt                                                                   (21)          (30)
   Proceeds from stock option exercises                                                        1,613             -
   Preferred stock dividends                                                                    (240)            -
   Purchase of treasury stock                                                                      -          (490)
   Other                                                                                         (73)         (150)
   Financing activities of discontinued operations                                            (4,298)          977
--------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,723         9,327
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (2,122)           12

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                3,480         1,422
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $   1,358     $   1,434
====================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in Annapolis Junction, Maryland, Waltham, Massachusetts, and
San Diego, California. Our discontinued operation has facilities in China. We market and sell our products and services through and to a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying financial data as of July 31, 1999 and January 31, 1999, for the three and six months ended July 31, 1999 and 1998, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 1999 and for the three and six months ended July 31, 1999, have been made. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

DISCONTINUED OPERATIONS

     Our Far East-based Wireless Products business unit has been accounted for as a discontinued operation pursuant to our plan to sell the division. No gain or loss is anticipated on the disposition of this business segment. Balances due from and to the Wireless Products division are shown net "due to affiliate" in the accompanying balance sheets.

EARNINGS PER SHARE

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires dual presentation of basic and diluted earnings per share
("EPS") on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the three and six months ended July 31, 1999 and 1998 as they would be anti-dilutive.

     All references in the financial statements to common shares and per share data give effect to the one for three stock split effective July 24, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters beginning after June 15, 1999. The statement established standards for accounting for derivatives and hedging instruments. We do not currently have any of these instruments. The adoption of SFAS 133 had no impact on our results of operations, financial position or cash flows.

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

BALANCE SHEET DETAIL

     Inventories at July 31, 1999 and January 31, 1999 consist of:

                                            July 31, 1999    January 31, 1999

          Raw material                        $ 11,403          $  9,547
          Work in process                        5,026             5,430
          Spare parts                              219               190
          Finished goods                         3,126             2,787
                                              --------          --------
                                                19,774            17,954
          Less: Valuation reserve                3,602             3,489
                                              --------          --------
                                              $ 16,172          $ 14,465
                                              ========          ========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

SHORT-TERM DEBT

     The company's promissory note dated March 26, 1999 was extended to August 31, 1999 and September 30, 1999. Principal of $500 and the loan fee of $250 was repaid on August 31, 1999. The remaining balance due of $2,000 is due September 30, 1999. The holders may elect to convert all or a portion of the remaining balance due on September 30, 1999 into unregistered shares of common stock at $8.80 per common share.

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

     We have outstanding the following shares of preferred stock:

                                            Shares          Par      Liquidation
                                          Outstanding      Value     Preference
                                          -----------      -----     -----------
            Series A                         2,500          $ 1       $ 2,500
            Accrued, unpaid dividends                                   1,037
            Series C                         5,715            -         5,715
            Accrued, unpaid dividends                                      67
            Series D                         2,853            -         2,853
                                            ------          ---       -------
                                            11,068          $ 1       $12,172
                                            ======          ===       =======

     Preferred stock dividends during the three and six months ended July 31, 1999 and 1998 consist of:

                                             Three Months Ended July 31,      Six Months Ended July 31,
                                                  1999         1998               1999          1998
     Accrued, unpaid dividends (Series A)        $  38       $    38             $  75        $    75
     Accrued, unpaid dividends (Series C)           67             -                67              -
     Deemed dividends (Series C)                    42         1,264               103          1,264
     Dividends paid (Series C)                       -             -               240             -
                                                 -----       -------             -----        -------
     Net loss available to common
       shareholders used in basic EPS            $ 147       $ 1,302             $ 485        $ 1,339
                                                 =====       =======             =====        =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

OTHER CAPITAL STOCK TRANSACTIONS

     In July 1998, approval was granted for a one for three stock split effective July 24, 1998. The effect of this change was reflected in the financial statements retroactively as if the reverse stock split occurred at the beginning of the earliest period reported.

     During the quarter ended July 31, 1999, 144,578 shares of our common stock was issued upon conversion of 840 shares of Series C preferred stock.

STOCK OPTION PLANS

     We have three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At July 31, 1999 there were 2,499,445 shares under option at prices varying from $3.00 to $45.00 per share.

EARNINGS PER SHARE CALCULATION

     The following data show the amounts used in computing basic earnings per share for the quarters and six months ended July 31, 1999 and 1998.

                                             Three Months Ended July 31,         Six Months Ended July 31,
                                                  1999         1998                  1999          1998
     Net loss                                 $ (2,613)      $ (4,465)            $ (4,885)      $ (7,143)
     Less: preferred dividends                  (  147)        (1,302)              (  485)        (1,339)
                                              --------       --------             --------       --------
     Net loss available to common
       shareholders used in basic EPS         $ (2,760)      $ (5,767)            $ (5,370)      $ (8,482)
                                              ========       ========             ========       ========

     Average number of common shares
       used in basic EPS                     9,041,465      7,235,336            8,962,470      7,087,216
                                             =========      =========            =========      =========


     We had a net loss for the quarters and six months ended July 31, 1999 and 1998. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                 Three Months Ended July 31,         Six Months Ended July 31,
                                                      1999         1998                  1999          1998
         Net loss available to common
           shareholders used in basic EPS          $ (2,760)     $ (5,767)            $ (5,370)      $ (8,482)
         Interest on convertible debt (net of tax)        -            11                   -              22
                                                   --------      --------             --------       --------
         Net loss available to common
           shareholders used in basic EPS          $ (2,760)     $ (5,756)            $ (5,370)      $ (8,460)
                                                   ========      ========             ========       ========

         Average number of common shares
           used in basic EPS                      9,041,465     7,235,336            8,962,470      7,087,216
         Effect of dilutive securities:
           Shares issuable pursuant to
             contracts that may be settled in
             stock                                      -         172,039                  -           86,020
           Convertible preferred stock              635,440       157,249              666,703        162,316
           Convertible debentures                       -          59,059                  -           48,987
           Stock benefit plans                      582,006        47,329              793,722        100,818
           Warrant exercises                        118,105           -                168,372          5,125
                                                 ----------     ---------           ----------      ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS             10,377,016     7,671,012           10,591,267      7,490,482
                                                 ==========     =========           ==========      =========

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

SEGMENT INFORMATION

                                            Network                       Optical
                                            Access       NETsilicon     Networking         Other          Total
                                            ------       ----------     ----------         -----          -----
Three months ended July 31, 1999:

   Revenues from external customers         $ 6,585        $ 7,516         $ 3,105        $   -         $ 17,206
   Intersegment revenues                        -              -               -              -              -
                                            -------        -------         -------        -------       --------
     Total revenues                           6,585          7,516           3,105            -           17,206
                                            -------        -------         -------        -------       --------

   Operating income (loss) from
       continuing operations                     16            483          (1,587)          (826)        (1,914)

   Depreciation & amortization expense          494            350             238            -            1,082
   Valuation allowance additions
     (reductions)                               282            609            (130)           -              761
   Capital asset additions, net                 123            408             231            -              762
   Total assets                              19,473          9,591          21,650         20,860         71,574

Three months ended July 31, 1998:

   Revenues from external customers         $ 8,513        $ 3,199         $ 3,389        $   -         $ 15,101
   Intersegment revenues                        -              -               -              -              -
                                            -------        -------         -------        -------       --------
     Total revenues                           8,513          3,199           3,389            -           15,101
                                            -------        -------         -------        -------       --------

   Operating income (loss) from
       continuing operations                 (1,996)            51            (437)          (734)        (3,116)

   Depreciation & amortization expense          596            202             184              1            983
   Valuation allowance additions
     (reductions)                               406            (86)            682            -            1,002
   Capital asset additions, net                  99            266             209            -              574
   Total assets                              17,677         10,121          16,361         27,398         71,557

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

SEGMENT INFORMATION (CONTINUED)

                                            Network                       Optical
                                            Access       NETsilicon     Networking         Other          Total
                                            ------       ----------     ----------         -----          -----
Six months ended July 31, 1999:

   Revenues from external customers        $ 13,004       $ 13,330        $ 10,001        $   -         $ 36,335
   Intersegment revenues                        -              -               -              -              -
                                           --------       --------        --------        -------       --------
     Total revenues                          13,004         13,330          10,001            -           36,335
                                           --------       --------        --------        -------       --------

   Operating income (loss) from

       continuing operations                   (534)           737            (800)        (1,909)        (2,506)

   Depreciation & amortization expense          989            496             457            -            1,942
   Valuation allowance additions
     (reductions)                                73            674             (22)           -              725
   Capital asset additions, net                 243            470             417            -            1,130
   Total assets                              19,473          9,591          21,650         20,860         71,574


Six months ended July 31, 1998:

   Revenues from external customers        $ 16,509        $ 5,384         $ 7,996        $   -         $ 29,889
   Intersegment revenues                        -              -               -              -              -
                                           --------        -------         -------        -------       --------
     Total revenues                          16,509          5,384           7,996            -           29,889
                                           --------       --------        --------        -------       --------

   Operating income (loss) from
       continuing operations                 (3,586)          (389)            519         (1,752)        (5,208)

   Depreciation & amortization expense        1,030            255             363              1          1,649
   Valuation allowance additions
     (reductions)                               815            (76)            112            -              851
   Capital asset additions, net                 310            232             611            -            1,153
   Total assets                              17,677         10,121          16,361         27,398         71,557

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 1999.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED AND SIX MONTHS ENDED JULY 31, 1999 AND 1998

Consolidated net sales from our continuing operations were $17.2 for the quarter ended July 31, 1999 compared to $15.1 million for the same quarter ended July 31, 1998, an increase of 13.9%. For the six months ended July 31, 1999, our consolidated net sales from continuing operations increased to $36.3 million from $29.9 million from the same period ended July 31, 1998, an increase of 21.5%. Our NETsilicon business unit net sales increased by 134.9% during the quarter ended July 31, 1999 over the quarter ended July 31, 1998. Net sales for our Network Access business unit and Optical Networking business unit decreased by 22.6% and 8.4% respectively for the quarter ended July 31, 1999 from the comparable quarter last year. For the six months ended July 31, 1999, net sales in our NETsilicon and Optical Networking business units increased by $7.9 million and $2.0 million respectively from the comparable six months last year. Net sales for our Network Access business unit decreased by 21.2% for the six months ended July 31, 1999 from the comparable period last year. Our backlog from continuing operations increased to $21.7 million as of July 31, 1999 from $9.7 million as of July 31, 1998.

Consolidated gross margins from our continuing operations increased to 47.2% for the quarter ended July 31, 1999 from 44.6% for the same quarter ended July 31, 1998. Gross margins in our NETsilicon and Optical Networking business units increased during the quarter, while our Network Access business unit reported a decrease in gross margins from the same quarter ended a year ago. Our gross margins for the six months ended July 31, 1999 remained unchanged from the gross margins reported for the six months ended July 31, 1998.

Our consolidated selling and marketing expenses increased slightly to $4.5 million for the quarter ended July 31, 1999 from $4.2 million for the same quarter last year. As a percentage of net sales, selling and marketing expenses decreased to 26.2% of net sales for the quarter ended July 31, 1999 from 27.9% for the quarter ended July 31, 1998. Our selling and marketing expenses increased by $245,000 or 2.9% for the six months ended July 31, 1999 from the comparable six-month period last year. As a percentage of net sales, selling and marketing expenses decreased to 23.8% of net sales from 28.1% for the six months ended July 31, 1998.

Our consolidated engineering, research and development expenses decreased by $169,000 to $2.5 million for the quarter ended July 31, 1999 from the comparable quarter last year and decreased the same amount for the six months ended July 31, 1999 from the comparable six-month period last year. Our research, engineering and development costs as a percentage of net sales decreased to 14.7% and 13.1% for the quarter and six months ended July 31, 1999, respectively, from 17.8% and 16.5% for the same comparable periods ended July 31, 1998.

Our consolidated general and administrative expenses remained unchanged at $2.9 million for the quarters ended July 31, 1999 and 1998. As a percentage of net sales, however, our general and administrative expenses decreased to 16.8% of net sales from 19.0% for the comparable quarter last year. Our general and administrative expenses for the six months ended July 31, 1999 increased $245,000 to $5.9 million, a 4.3% increase over the six months ended July 31, 1998. As a percentage of net sales, however, our general and administrative expenses decreased to 16.3% of net sales from 19% for the comparable six-month period last year.

Other operating expenses of $93,000 and $186,000 from continuing operations remained unchanged during the quarter and six months ended July 31, 1999 compared to the same quarter and six month periods ended July 31, 1998. These charges represent amortization of purchased technology costs related to acquisitions.

Net other expenses of continuing operations increased to $579,000 and $1.0 million for the three and six-month periods ended July 31, 1999. These increases reflect the interest expense incurred on increased borrowings on our lines of credit, short term borrowing facilities and long term debt which increased by $4.7 million during the six months ended July 31, 1999.

There was no provision for income taxes for the quarters and six months ended July 31, 1999 and 1998. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provide a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

The loss from discontinued operations, our Wireless Products business unit, decreased to $120,000 for the quarter ended July 31, 1999 from $1.1 million for the same quarter ended July 31, 1998. The decreased loss is the result of a 49% increase in net sales.

OPTICAL NETWORKING

Net sales in our Optical Networking business unit were $3.1 million for the quarter ended July 31, 1999 compared to $3.4 million for the quarter ended July 31, 1998. Net sales increased to $10.0 million for the six months ended July 31, 1999 from $8.0 million for the comparable six-month period last year. Higher sales of our GigaMux product family were the primary reasons for this increase.

Our gross margins increased to 44.8% for the quarter ended July 31, 1999 from 34.7% for the quarter ended July 31, 1998. Our gross margins increased to 50.5% for the six months ended July 31, 1999 from 43.8% for the six months ended July 31, 1998. The higher gross margins are directly related to the increased sales of our GigaMux product family.

Our selling and marketing expenses were $1.5 million for the quarter ended July 31, 1999 compared to $535,000 for the quarter ended July 31, 1998. For the six months ended July 31, 1999 our selling and marketing expenses increased to $3.1 million from $1.0 million for the comparable six-month period a year ago. During the current quarter and six-month period, we increased our selling and marketing efforts to support continued growth of our GigaMux product family. Our increases in spending includes the expansion of our sales force, participation in trade shows and travel expenditures, and sales commissions for external sales representatives, primarily in support of our GigaMux products.

Our engineering expenses were $672,000 during the quarter ended July 31, 1999 compared to $460,000 for the same quarter ended one year ago. We spent approximately $200,000 in product development costs during the quarter ended July 31, 1999 compared to $25,000 for the quarter ended July 31, 1998. During the six months ended July 31, 1999, our engineering, research and development spending increased to $1.2 million from $833,000 for the six months ended July 31, 1998. As a percentage to net sales, our engineering, research and development expenses increased during the quarter to 21.6% from 13.6% from the same period a year ago, but remained relatively constant at 11.6% for the six months ended July 31, 1999 compared to 10.4% for the same period a year ago. We continue to invest our efforts in the research and development in our GigaMux product family as well as other new products.

Our general and administrative expenses increased to $739,000 from $526,000 for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998. Our general and administrative expenses increased to $1.4 million for the six months ended July 31, 1999 from $947,000 for the six months ended July 31, 1998. These increases reflect our strengthening of the infrastructure to provide sufficient administrative support towards the planned growth of our GigaMux business both domestically and internationally.

Other operating expenses of $93,000 and $186,000 for the quarter and six months ended July 31, 1999 remained unchanged compared to the same periods ended July 31, 1998. These costs represent the amortization of purchased technology related to prior acquisitions.

NETWORK ACCESS

Net sales were $6.6 million for our Network Access business unit for the quarter ended July 31, 1999 compared to $8.5 million for the comparable quarter ended July 31, 1998. Our net sales were $13.0 million for the six months ended July 31, 1999 compared to $16.5 million for the same period last year. Lower sales in our Remote Access and LAN-adapter product categories were the primary reasons for the decline. Our net sales decline during the quarter and for the six months corresponds directly to a shift towards our new generation of products, and the planned phase out of our legacy products.

Our gross margins decreased to 44.5% for the quarter ended July 31, 1999 compared to 45.4% for the same ended July 31, 1998. For the six months ended July 31, 1999, our gross margins decreased to 41.9% from 46.2% for the six-month period ended July 31, 1998. The impact of increased costs of raw materials used in our LAN product group was reflected in the quarter and six months ended July 31, 1999, resulting in the lower gross margins.

Our selling and marketing expenses decreased to $1.3 million or 20% of net sales for the quarter ended July 31, 1999 from $3.0 million or 35.8% of net sales for the quarter ended July 31, 1998. Our selling and marketing expenses decreased to $2.5 million for the six months ended July 31, 1999 from $6.1 million for the six months ended July 31, 1998. Selling and marketing expenses as a percentage of net sales decreased to 18.9% for the six months ended July 31,1999 compared to 37% for the comparable six month period last year. During the past fiscal year, we completed a realignment of our sales organization, which resulted in a net personnel reduction of 24. Employee related costs were reduced by $936,000 for the six months ended July 31, 1999.

Our engineering, research and development expenses decreased to $1.1 million for the quarter ended July 31, 1999 from $1.7 million for the quarter ended July 31, 1998. Our engineering, research and development expenses decreased to $2.3 million for the six months ended July 31, 1999 from $3.2 million for the six months ended July 31, 1998. These expenses as a percentage of net sales was 17.7% for the six months ended July 31, 1999, down from 19.1% for the six months ended July 31, 1998. This decline for the quarter and six months ended July 31, 1999 is the result of cost savings achieved by the consolidation of our facilities partially offset by increased amortization of capitalized software costs.

Our general and administrative expenses decreased to $542,000 for the quarter ended July 31, 1999 from $1.1 million for the quarter ended July 31, 1998.
Our general and administrative expenses for the six months ended July 31, 1999, decreased by $579,000 from the same six months ended July 31, 1998. This decrease is the result of cost savings achieved in the integration of the print server product line transferred from NETsilicon to the Network Access business unit.

NETsilicon

Our net sales increased to $7.5 million for the three months ended July 31, 1999 from $3.2 million for the three months ended July 31, 1998, representing an increase of 134.9%. For the six months ended July 31, 1999, our net sales increased to $13.3 million from $5.4 million for the comparable six-month period ended July 31, 1998, an increase of 147.6%. This increase in net sales was the result of the increase in the number of OEM customers to which we shipped product to 30 customers in the six months ended July 31, 1999 from 14 customers in the six months ended July 31, 1998.

Our gross profit increased to $3.8 million, or 50.6% of net sales, for the three months ended July 31, 1999 from $1.7 million, or 53.2% of net sales, in the three months ended July 31, 1998, representing an increase of 123.3%. Our gross profit increased to $6.5 million from $2.8 million for the six months ended July 31, 1999 compared to the same six month period ended a year ago. Our gross margin decline in the three and six month periods ended July 31, 1999 was due primarily to a decline in our average sales prices.

Our selling and marketing expenses increased to $1.7 million, or 23% of net sales, for the three months ended July 31, 1999 from $626,000, or 19.6% of net sales, in the three months ended July 31, 1998. Our selling and marketing expenses for the six months ended July 31, 1999 increased to $3.1 million from $1.3 million for the same six-month period ended July 31, 1998. This increase was the result of expenses incurred due to increased sales volume such as a $627,000 increase in commissions. We also incurred $384,000 in additional personnel costs and $240,000 attributable to the opening of our European sales office.

Engineering, research and development expenses increased to $802,000, or 10.7% of net sales, for the three months ended July 31, 1999 from $502,000, or 15.7% of net sales in the three months ended July 31, 1998. Our engineering, research and development expenses increased to $1.3 million or 9.8% of net sales compared to $950,000 or 17.7% for the same six month period ended July 31, 1998. This increase was due to the increased expenditures associated with the development of our NET+Works family of products. Software development costs of $509,000 and $192,000 in the six months ended July 31, 1999 and 1998, respectively, were capitalized and are being amortized over the products' useful lives estimated at three years. Amortization expenses related to capitalized software development costs for the six months ended July 31, 1999 and 1998 were $290,000 and $59,000, respectively.

General and administrative expenses increased to $788,000 or 10.5% of net sales, for the three months ended July 31, 1999 from $405,000 or 12.7% of net sales, for the three months ended July 31, 1998. Our general and administrative expenses increased to $1.4 million from $758,000 for the six months ended July 31, 1999, compared with the comparable six-month period last year. The increase in these expenses was attributable to a newly formed information systems group as well as other expenses needed to support increased sales.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At July 31, 1999, our working capital was $3.2 million including $1.4 million in cash and cash equivalents.

Our continuing operating activities used cash flows of $362,000 and discontinued operating activities used cash of $925,000 during the six months ended July 31, 1999. During the same period last year, we incurred a $6.1 million cash flow deficit from continuing operations and a $607,000 net cash flow deficit from discontinued operations. The decrease in cash flows used by operations reflects a substantial decline in our net loss as well as increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories.

Investing activities of continuing operations during the six months ended July 31, 1999 consisted primarily of purchases of property and equipment of $1.1 million and expenditures for software development costs capitalized of $809,000. During the six-month period ended July 31, 1998 our investing activities included $1.2 million in purchases of property and equipment, and $1.1 million in expenditures for capitalized software development costs.

Our continuing operations financing activities during the six-month period ended July 31, 1999 provided net cash flows of $6.0 million and the financing activities of discontinued operations used cash of $4.3 million. The net cash provided by the financing activities of continuing operations included $3.8 million from net proceeds from short-term borrowings, $1.6 million from stock option exercises, $886,000 from long-term debt offset by $240,000 of dividends paid to our preferred shareholders.

At July 31, 1999, our continuing operations had various lines of credit and short term borrowing facilities totaling $22.5 million. Our outstanding short-term borrowings against these credit facilities was $15.8 million at July 31, 1999. These credit facilities include $20 million provided by Coast Business Credit, a division of Southern Pacific Bank, an asset based lender. During the six months ended July 31, 1999, the credit facilities were increased from $18 million to $20 million. The credit lines are collateralized by accounts receivable, inventory and equipment. Discontinued operations have additional credit facilities of $7.4 million provided by various institutions in the Far East which are collateralized by our Wireless segment's leasehold land and buildings, fixed bank deposits and inventories.

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

We have completed a review of our products and have ascertained that our products are Year 2000 compliant. We have tested software obtained from third parties that is incorporated into our products, and we are seeking assurances from our vendors that their licensed software is Year 2000 compliant. Furthermore, we are surveying all vendors requesting information concerning exposure to Year 2000 problems and the results are not complete. We expect to complete this process by September 1999. We have received representation from certain vendors, including some of our sole source vendors, as to the Year 2000 compliance of their systems and products. Despite our testing and our current and potential customers, and assurances from the vendors of the software and hardware incorporated into the products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in such products could severely disrupt our operations and have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our internal systems include both information technology ("IT") and non-IT systems. We have completed an assessment of its material internal IT and non-IT systems, including software and hardware technology. To the extent we cannot test the technology, we seek assurances from such vendors that their systems are Year 2000 compliant. We are not aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000; however, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We intend to complete the remediation of any non-Year 2000 compliant technology by October 1999.

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

OTHER MATTERS

Several purported securities class action lawsuits have been filed against us, our CEO, our President and our former Chief Financial Officer. See Part II, Item 1, "Other Information - Legal Proceedings".

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

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT

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

                                     PART II
                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          The nine purported shareholder class action cases filed in the United States District Court for the Central District of California against the Company and certain present and former officers and directors have been consolidated by the court into a single case, and a consolidated complaint was filed on August 20, 1999. The consolidated complaint generally alleges that, during the purported class period, the defendants made false or misleading public statements related to a contract entered into by our Wireless Products division with a Japanese customer which caused the price of our common stock to be artificially inflated. The consolidated complaint asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. The consolidated complaint does not specify an amount of damages. We intend to defend the consolidated complaint and any other similar lawsuits vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

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

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS
          Not Applicable

ITEM 5:   OTHER INFORMATION
          Not Applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

        A.    Exhibits

              20 Consolidated Financial Statements for the Quarter and Six Months Ended July 31, 1999 (included in
                                Part I, Item 1)

              27                Financial Data Schedule

        B.    Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:    /s/ Christopher E. Sue                        Date: September 14, 1999
    ---------------------------------
       Christopher E. Sue,
       Vice President Finance
       Principal Accounting Officer