Form 10-Q
period 1999-10-31
OSICOM TECHNOLOGIES INC
filed 1999-12-15
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ___     ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $.30 par value per share, Outstanding: 11,107,666 shares at
                               December 1, 1999.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                       Unaudited

                                                                                     October 31, 1999        January 31, 1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                 $  7,297               $  3,480
     Accounts receivable, net                                                               13,932                 17,164
     Due from affiliates                                                                     5,217                      -
     Inventory, net                                                                         13,257                 14,465
     Other current assets                                                                    2,131                  2,480
     Investment in marketable securities                                                    94,688                      -
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                              136,522                 37,589
------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                  5,854                  6,715
------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                               1,487                  1,766
     Capitalized software, net                                                               4,014                  5,105
     Notes receivable and other assets                                                       2,496                    803
     Net assets of discontinued operations                                                   7,000                 14,818
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                 14,997                 22,492
------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $157,373               $ 66,796
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                      $  7,544               $ 10,678
     Current maturities of long-term debt                                                      685                    284
     Accounts payable                                                                        7,677                  9,022
     Due to affiliates                                                                          90                    724
     Accrued liabilities                                                                     4,739                  4,551
     Other current liabilities                                                                 592                    931
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                          21,327                 26,190
------------------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                                 1,887                  1,748
------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                  23,214                 27,938
------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $9,088 including accumulated dividends                                       1                      1
     Common stock, $.30 par value; 16,667 shares authorized; 9,996 shares issued and 9,976 shares outstanding at October 31, 1999; 8,924 shares
         issued and 8,844 shares outstanding at January 31, 1999                             2,999                  2,677
     Additional paid-in capital                                                             90,530                 85,183
     Accumulated deficit                                                                   (50,267)               (48,479)
     Unrealized gain on marketable securities                                               91,049                      -
     Treasury stock, at cost; 20 shares and 80 shares at October 31, 1999 and
         January 31, 1999, respectively                                                       (153)                  (524)
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                        134,159                 38,858
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $157,373               $ 66,796
=================================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                              Three Months Ended                    Nine Months Ended
                                                                  October 31                            October 31
                                                         -------------------------------    -----------------------------------
                                                             1999            1998                 1999               1998
-------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                     $18,948         $14,094                $55,283          $ 43,983

COST OF SALES                                                   9,620           8,178                 28,957            24,095
-------------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                           9,328           5,916                 26,326            19,888
-------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                      3,999           3,787                 12,629            12,172
     Engineering, research and development                      2,171           2,448                  6,934             7,377
     General and administrative                                 2,639           2,113                  8,564             7,793
     Other operating expenses                                      93              93                    279               279
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                               8,902           8,441                 28,406            27,621
-------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                426          (2,525)                (2,080)           (7,733)
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                             53              62                     85               218
     Interest expense                                            (454)           (342)                (1,518)             (994)
     Other income (charges)                                        51              14                     53                59
     Gain on sales of marketable securities                    14,170               -                 14,170                 -
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                          13,820            (266)                12,790              (717)
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                       14,246          (2,791)                10,710            (8,450)
Provision for Income Taxes                                      3,406               -                  3,406                 -
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       10,840          (2,791)                 7,304            (8,450)

LOSS FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX OF $-0-,$-0-,$-0- AND $-0-)            (1,271)           (797)                (2,620)           (2,281)


LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
     (NET OF INCOME TAX BENEFIT OF $3,406 AND $3,406)          (8,036)              -                 (8,036)                -
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             $ 1,533         $(3,588)               $(3,352)         $(10,731)
===============================================================================================================================

INCOME (LOSS) PER COMMON SHARE:

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)              9,552           7,687                  9,046             7,289

         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing Operations                            $  1.10         $ (0.39)               $  0.72           $ (1.37)
             Discontinued Operations                            (0.97)          (0.11)                 (1.18)            (0.32)
-------------------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS) PER COMMON SHARE                   $  0.13         $ (0.50)               $ (0.46)          $ (1.69)
===============================================================================================================================

     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)             10,405           7,687                 10,416             7,289

         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing Operations                            $  1.04         $ (0.39)               $  0.68           $ (1.37)
             Discontinued Operations                            (0.90)          (0.11)                 (1.02)            (0.32)
-------------------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS) PER COMMON SHARE                   $  0.14         $ (0.50)               $ (0.34)          $ (1.69)
===============================================================================================================================



See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)
--------------------------------------------------------------------------------

                                                                 Three Months Ended                    Nine Months Ended
                                                                     October 31                            October 31
                                                            -------------------------------    -----------------------------------
                                                                1999            1998                 1999               1998
-------------------------------------------------------------------------------------------    -----------------------------------
COMPREHENSIVE INCOME AND ITS COMPONENTS
CONSIST OF THE FOLLOWING:
     Net income (loss)                                           $ 1,533         $(3,588)               $(3,352)         $(10,731)
     Change in unrealized gains on marketable securities          91,049               -                 91,049                 -
----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                      $92,582         $(3,588)               $87,697          $(10,731)
==================================================================================================================================



See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                               October 31
                                                                                   --------------------------------
                                                                                             1999        1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) from continuing operations                                           $  7,304    $ (8,450)
-------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                         3,235       2,585
       Accounts receivable and inventory reserves                                              749        (280)
       Expenses paid through issuances of securities                                           548         253
       Gain on sale of marketable securities                                               (14,170)          -
       Provision for income taxes                                                            3,406           -
     Changes in assets and liabilities net of effects of partial disposition of affiliate:
       (Increase) decrease in accounts receivable                                           (2,444)        267
       Increase in inventories                                                              (2,978)     (1,040)
       (Increase) decrease in other current assets                                          (1,268)        379
       Increase in accounts payable                                                          3,203         551
       Increase in accrued expenses                                                          2,586       1,008
       Decrease in other current liabilities                                                  (341)       (101)
-------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                   (170)     (4,828)
           NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                            1,779         140
-------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               1,609      (4,688)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (1,661)     (1,498)
   Capitalized software development costs                                                     (894)     (1,633)
   Other assets                                                                             (2,755)       (231)
   Cash received for sale of subsidiary shares in excess of cash disposed                   13,717           -
   Advances to affiliates, net of repayments                                                (8,528)     (2,120)
   Investing activities of discontinued operations                                             351        (586)
   (Increase) decrease in cash of discontinued operations                                      943        (258)
-------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               1,173      (6,326)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock                                         -       7,420
   Proceeds from issuance of common stock                                                        -       2,389
   Proceeds from issuance of short-term debt, net of repayments                              1,353         555
   Proceeds from long term debt                                                                907         489
   Repayment of long-term debt                                                                 (45)       (569)
   Proceeds from stock option exercises                                                      2,599           -
   Preferred stock dividends                                                                  (481)          -
   Purchase of treasury stock                                                                 (153)       (743)
   Other                                                                                       (73)       (150)
   Financing activities of discontinued operations                                          (3,072)        703
-------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,035      10,094
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             3,817        (920)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              3,480       1,422
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $  7,297    $    502
===================================================================================================================


See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

------------------------------------------------------------------------------

Osicom Technologies, Inc. (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in Annapolis Junction, Maryland, San Diego, California and
Santa Monica, California. In addition, we have various sales offices located in the United States and Europe. Our discontinued operation has facilities in China. Our former subsidiary, NETsilicon, Inc., is located in Waltham, Massachusetts. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial data as of October 31, 1999 and January 31, 1999, for the three and nine months ended October 31, 1999 and 1998, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 1999 and for the three and nine months ended October 31, 1999, have been made. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the operating results for the full year.

NETSILICON, INC.

         In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security." Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value as reported on Nasdaq reported as a separate element of stockholders' equity and is included in the computation of comprehensive income. Balances due from and to NSI are included in "due from affiliates" and "due to affiliates" in the accompanying balance sheets.

DISCONTINUED OPERATIONS

         Our Far East business unit has been accounted for as a discontinued operation pursuant to our plan to sell the division. During the quarter ended October 31, 1999, we recorded a reduction to the estimated realizable value of the net assets of discontinued operations of $8,036, net of the tax benefit from the loss. Balances due from and to

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

------------------------------------------------------------------------------

the Far East business unit are included in "due from affiliates" and "due to affiliates" in the accompanying balance sheets.

EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the three and nine months ended October 31, 1998 as they would be anti-dilutive. The dilutive effect of potential common shares is measured with respect to income from continuing operations.

         All references in the financial statements to common shares and per share data give effect to the one for three stock split effective July 24, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for financial statements with fiscal quarters beginning after June 15, 2000. The statement established standards for accounting for derivatives and hedging instruments. We do not currently have any of these instruments. The adoption of SFAS 133 will have no impact on our results of operations, financial position or cash flows.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

------------------------------------------------------------------------------



BALANCE SHEET DETAIL


                                                                October 31,        January 31,
                                                                   1999              1999

         Inventories:
              Raw material                                          $ 9,070           $ 9,547
              Work in process                                         3,635             5,430
              Spare parts                                               180               190
              Finished goods                                          3,794             2,787
                                                                    -------           -------
                                                                     16,679            17,954
              Less: Valuation reserve                                 3,422             3,489
                                                                    -------           -------
                                                                    $13,257           $14,465
                                                                    =======           =======
         Due from affiliates:
              Far East business unit                                $ 4,896           $     -
              NSI                                                       321                 -
                                                                    -------           -------
                                                                    $ 5,217           $     -
                                                                    =======           =======
         Due to affiliates:
              Far East business unit                                $    90           $   538
              NSI                                                         -               186
                                                                    -------           -------
                                                                    $    90           $   724
                                                                    =======           =======


SHORT-TERM DEBT

         The company's promissory note dated March 26, 1999 was extended to August 31, 1999 and September 30, 1999. Principal of $1,400 and the loan fee of $250 was repaid on August 31, 1999 and September 30, 1999. The remaining balance of $1,100 was converted into 125,000 shares of common stock on September 30, 1999.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

------------------------------------------------------------------------------


         We have outstanding the following shares of preferred stock:


                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       ----------

                  Series A                           2,500             $  1           $ 2,500
                  Accrued, unpaid dividends                                             1,075
                  Series C                           2,660                -             2,660
                  Series D                           2,853                -             2,853
                                                     -----               --             -----
                                                     8,013             $  1           $ 9,088
                                                     =====               ==             =====


         Preferred stock dividends during the three and nine months ended October 31, 1999 and 1998 consist of:


                                               Three Months Ended October 31,      Nine Months Ended October 31,
                                                      1999         1998                  1999          1998

         Accrued, unpaid dividends (Series A)      $    38       $    38            $     113      $      113
         Deemed dividends (Series C)                     -           195                  103           1,459
         Dividends paid (Series C)                     257             -                  564               -
                                                      ----           ---                  ---           -----
                                                    $  295       $   233            $     780      $    1,572
                                                      ====           ===                  ===           =====


OTHER CAPITAL STOCK TRANSACTIONS

         In July 1998, approval was granted for a one for three stock split effective July 24, 1998. The effect of this change was reflected in the financial statements retroactively as if the reverse stock split occurred at the beginning of the earliest period reported.

         During the quarter and nine months ended October 31, 1999, 401,307 and 606,987 shares, respectively, of our common stock were issued upon conversion of 2,700 and 3,895 shares, respectively, of our Series C preferred stock.

STOCK OPTION PLANS

         We have three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At October 31, 1999 there were 2,322,741 shares under option at prices varying from $3.00 to $37.25 per share.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (In Thousands, except share and per share amounts)

------------------------------------------------------------------


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters and nine months ended October 31, 1999 and 1998.

                                                Three Months Ended October 31,      Nine Months Ended October 31,
                                                      1999         1998                  1999          1998
         Net income (loss)                         $ 1,533       $ (3,588)            $ (3,352)     $ (10,731)
         Less: preferred dividends                    (295)          (233)                (780)        (1,572)
                                                   -------       --------             --------      ---------
         Net income (loss) available to common
           shareholders used in basic EPS          $ 1,238       $ (3,821)            $ (4,132)     $ (12,303)
                                                   =======       ========             ========      =========

         Average number of common shares
           used in basic EPS                     9,552,001      7,686,551            9,045,872      7,289,189
                                                 =========      =========            =========      =========


         We had a net loss for the quarters and nine months ended October 31, 1998. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. Our Series A preferred stock is not currently convertible, accordingly its effect is antidilutive in the calculation of diluted EPS for the quarter and nine months ended October 31, 1999. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                Three Months Ended October 31,      Nine Months Ended October 31,
                                                      1999         1998                  1999          1998
         Net income (loss) available to common
           shareholders used in basic EPS          $ 1,238       $ (3,821)            $ (4,132)     $ (12,303)
         Dividends on convertible preferred
           stock excluding deemed dividends
           and Series A dividends                      257              -                  564              -
         Interest on convertible debt (net of tax)       -              9                    -             31
                                                   -------       --------             --------      ---------
         Net loss available to common
           shareholders used in diluted EPS        $ 1,495       $ (3,812)            $ (3,568)     $ (12,272)
                                                   =======       ========             ========      =========

         Average number of common shares
           used in basic EPS                     9,552,001      7,686,551            9,045,872      7,289,189
         Effect of dilutive securities:
           Shares issuable pursuant to
           contracts that may be settled in
           stock                                         -              -                    -         57,346
           Convertible preferred stock             489,722      2,188,041              607,709        837,557
           Convertible debentures                        -        139,344                    -         79,106
           Stock benefit plans                     350,228          4,022              645,890         68,519
           Warrant exercises                        13,089              -              116,611          3,417
                                                ----------     ----------            ---------      ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS            10,405,040     10,017,958           10,416,082      8,335,134
                                                ==========     ==========           ==========      =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (In Thousands, except share and per share amounts)

------------------------------------------------------------------


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


SUPPLEMENTAL CASH FLOW DISCLOSURES

         Common shares issued on conversion of short term debt during the quarter and nine months ended October 31, 1999 neither provided nor used cash. Accordingly, the $1,100 value assigned to such stock has been excluded from the statement of cash flows.


SUBSEQUENT EVENTS

         During November, 1999, 441,453 shares of common stock were issued upon conversion of the remaining 2,660 shares of our Series C preferred stock. After these conversions no shares of our Series C preferred stock remain outstanding.

         On December 1, 1999, the Company issued 679,483 unregistered shares of common stock receiving net proceeds of $6,850. The holder may request us to register their shares upon the earlier of December 1, 2000 or the disposition of substantially all of our NSI shares. The holder has the right to nominate one member of the Board of Directors to serve until the annual meeting in 2001 and has the right to participate in any stock offering by our Optical Networking subsidiary to the extent of $7,500 subject to certain limitations.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE AMOUNTS)
-----------------------------------------------------------------

SEGMENT INFORMATION




                                            Network                       Optical
                                            Access       NETsilicon     Networking         Other          Total
                                            ------       ----------     ----------         -----          -----
Three months ended October 31, 1999:

   Revenues from external customers         $ 8,030        $ 6,807         $ 4,111       $      -       $ 18,948
   Intersegment revenues                          -              -               -              -              -
                                              -----          -----           -----          -----         ------
     Total revenues                           8,030          6,807           4,111              -         18,948
                                              -----          -----           -----          -----         ------

   Operating income (loss) from
       continuing operations                    507          1,803            (934)          (950)           426

   Depreciation & amortization expense          512            164             617              -          1,293
   Valuation allowance additions
     (reductions)                              (131)            61              94              -             24
   Capital asset additions, net                 222            157             383              -            762
   Total assets                              23,037             (*)         33,061        101,275        157,373


Three months ended October 31, 1998:

   Revenues from external customers         $ 7,191        $ 3,030         $ 3,873       $      -       $ 14,094
   Intersegment revenues                          -              -               -              -              -
                                              -----          -----           -----          -----         ------
     Total revenues                           7,191          3,030           3,873              -         14,094
                                              -----          -----           -----          -----         ------

   Operating income (loss) from
       continuing operations                     (3)        (1,466)           (574)          (482)        (2,525)

   Depreciation & amortization expense          549            210             177              -            936
   Valuation allowance additions
     (reductions)                            (1,336)           202               3              -         (1,131)
   Capital asset additions, net                 217             33              95              -            345
   Total assets                              18,772          8,901          28,173         14,007         69,853


(*) Total assets of NSI are not included as this segment is no longer consolidated as a result of its initial public offering.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE AMOUNTS)
-----------------------------------------------------------------

SEGMENT INFORMATION (CONTINUED)

                                            Network                       Optical
                                            Access       NETsilicon     Networking         Other          Total
                                            ------       ----------     ----------         -----          -----
Nine months ended October 31, 1999:

   Revenues from external customers        $ 21,034       $ 20,137        $ 14,112      $       -       $ 55,283
   Intersegment revenues                          -              -               -              -              -
                                             ------         ------          ------        -------         ------
     Total revenues                          21,034         20,137          14,112              -         55,283
                                             ------         ------          ------        -------         ------

   Operating income (loss) from
       continuing operations                    (27)         2,540          (1,734)        (2,859)        (2,080)

   Depreciation & amortization expense        1,501            660           1,074              -          3,235
   Valuation allowance additions
     (reductions)                               (58)           735              72              -            749
   Capital asset additions, net                 140            721             800              -          1,661
   Total assets                              23,037             (*)         33,061        101,275        157,373


Nine months ended October 31, 1998:

   Revenues from external customers        $ 23,700        $ 8,414        $ 11,869       $      -       $ 43,983
   Intersegment revenues                          -              -               -              -              -
                                             ------         ------          ------        -------         ------
     Total revenues                          23,700          8,414          11,869              -         43,983
                                             ------         ------          ------        -------         ------

   Operating income (loss) from
       continuing operations                 (3,589)        (1,855)            (55)        (2,233)        (7,732)

   Depreciation & amortization expense        1,579            465             541              -          2,585
   Valuation allowance additions
     (reductions)                            (1,224)           126             818              -           (280)
   Capital asset additions, net                 527            265             706              -          1,498
   Total assets                              18,772          8,901          28,173         14,007         69,853


(*) Total assets of NSI are not included as this segment is no longer consolidated as a result of its initial public offering.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 1999.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED AND SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998

In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements reflect the results of operations of NSI only through September 14, 1999. The amounts included in our quarter and nine-month period ending October 31, 1999 are not comparable with the amounts included in the prior year periods ending October 31, 1998. Readers should refer to NSI's quarterly report on Form 10-Q for information concerning NSI.

Our consolidated net sales from continuing operations increased to $18.9 million for the quarter ended October 31, 1999 compared to $14.1 million for the same quarter ended October 31, 1998, an increase of 34%. During the nine months ended October 31, 1999, our consolidated net sales from continuing operations increased to $55.3 million from $44 million for the nine months ended October 31, 1998, an increase of 25.7%. Net sales for our Optical Networking and Network Access business units increased by 6.1% and 11.7% respectively for the quarter ended October 31, 1999 from the same quarter last year. Net sales in our Optical Networking business unit increased by $2.2 million or 18.9% for the nine months ended October 31, 1999 from the comparable nine months last year. Net sales for our Network Access business unit decreased by 11.2% for the nine months ended October 31, 1999 from the comparable period last year. Our backlog from Optical Networking and Network Access business units increased to $13.2 million as of October 31, 1999 from $9.2 million as of October 31, 1998.

Our consolidated gross margins from continuing operations increased to 49.2% during the quarter ended October 31, 1999 from 42.0% for the quarter ended October 31, 1998. Gross margins in our Optical Networking business unit decreased to 41.2% from 45.0% for the quarter ended October 31, 1999 compared to the same quarter last year. Gross margins in our Networking Access business unit decreased to 44.5% for the quarter ended October 31, 1999 from 45.3% for the same quarter ended a year ago. Our gross margins increased to 47.6% for the nine months ended October 31, 1999 from 45.2% for the same nine months ended October 31, 1998.

Our consolidated selling and marketing expenses increased slightly to $4 million for the quarter ended October 31, 1999 from $3.8 million for the same quarter last year. As a percentage of net sales, selling and marketing expenses decreased to 21.1% for the quarter ended October 31, 1999 from 26.9% for the quarter ended a year ago. Our selling and marketing expenses increased by $457,000 or 3.7% for the nine months ended October 31, 1999 from the comparable nine-month period last year. As a percentage of net sales, selling and marketing expenses decreased to 22.8% for the nine months ended October 31, 1999 from 27.7% for the comparable nine months last year. The moderate increase in selling and marketing expenses reflects an increase at our Optical Networking business unit, significant reductions at our Network Access business unit, and the inclusion of NSI for only a portion of periods presented.

Our consolidated engineering, research and development expenses decreased slightly to $2.2 million for the quarter ended October 31, 1999 from $2.4 million for the same comparable quarter last year. During the nine-month period ended October 31, 1999, these expenses decreased to $6.9 million from $7.4 million, a reduction of $443,000, for the nine months ended October 31, 1998. Our engineering, research and development costs as a percentage of net sales decreased to 11.5% and 12.5% for the quarter and nine months ended October 31, 1999, respectively, from 17.4% and 16.8% for the same comparable periods ended October 31, 1998. The moderate decrease in engineering, research and development expenses reflects an increase at our Optical Networking business unit, significant reductions at our Network Access business unit, and the inclusion of NSI for only a portion of periods presented.

Our consolidated general and administrative expenses increased to $2.6 million for the quarter ended October 31, 1999 from $2.1 million for the same quarter ended October 31, 1998. As a percentage of net sales, however, our general and administrative expenses decreased to 13.9% from 15.0% for the comparable quarter last year. Our general and administrative expenses for the nine months ended October 31, 1999 increased $771,000 to $8.6 million, a 9.9% increase over the nine months ended October 31, 1998. As a percentage of net sales, however, our general and administrative expenses decreased to 15.5% for the nine months ended October 31, 1999 from 17.7% for the comparable nine-month period last year. These increases include legal fees and costs associated with the class action litigation discussed in Part II, Item 1, "Legal Proceedings", increases at our Optical Networking business unit, and the inclusion of NSI for only a portion of the periods presented.

Other operating expenses of $93,000 and $279,000 from continuing operations remained unchanged during the quarter and nine months ended October 31, 1999 compared to the quarter and nine-month periods ended October 31, 1998. These charges represent amortization of purchased technology costs related to acquisitions.

Net other income (charges) from continuing operations increased to $13.8 million and $12.8 million for the three and nine-month periods ended October 31, 1999 from $(266,000) and $(717,000) for the comparable periods ended October 31, 1998. The increase included a recognized gain of $14.2 million related to the sale of a portion of our investment in our NSI business unit. The sale was completed during the initial public offering of NSI common shares on September 15, 1999. The gain was offset by increases in interest expense incurred on increased borrowings on our lines of credit, short term borrowing facilities and long term debt.

The provision for income taxes on continuing operations is equal to the tax benefit from the loss on the disposition of discontinued operations. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provide a valuation allowance for a deferred tax asset when in management's opinion it is more likely than not that some portion or all of the assets will not be realized.

The loss from discontinued operations, our Far East business unit, increased to $1.3 million for the quarter ended October 31, 1999 from $797,000 for the quarter ended October 31, 1998. The increased loss is the result of a 34% decrease in net sales. We also reported an $8.0 million estimated loss (net of income tax benefit) on the disposal of our Far East business unit.

OPTICAL NETWORKING

Net sales in our Optical Networking business unit were $4.1 million for the quarter ended October 31, 1999 compared to $3.9 million for the quarter ended October 31, 1998. During the nine months ended October 31, 1999 our net sales increased to $14.1 million from $11.9 million for the comparable nine-month period last year. The continued growth in sales of our GigaMux product family was the primary reason for this increase.

Our gross margins decreased to 41.2% for the quarter ended October 31, 1999 from 45% for the same quarter ended a year ago. Our gross margins increased to 47.8% during the nine months ended October 31, 1999 from 44.2% for the same comparable nine months last year. Our gross margins increased during the nine months ended October 31, 1999 as a direct result of the increased sales of our GigaMux products.

Our selling and marketing expenses were $1.4 million for the quarter ended October 31, 1999 compared to $1.3 million for the quarter ended October 31, 1998. For the nine months ended October 31, 1999 our selling and marketing expenses increased to $4.5 million from $2.3 million for the comparable nine-month period last year. The increased expenditures during the quarter and the nine-month periods resulted from the continuing growth of our GigaMux product family. Our means of supporting this growth include increasing the staff size of our sales force, greater trade show participation, and increased travel and sales commissions for external sales representatives.

Our engineering, research and development expenses were $509,000 during the quarter ended October 31, 1999 compared to $534,000 for the comparable quarter last year. As a percentage of net sales, our engineering, research and development expenses decreased during the quarter ended October 31, 1999 to 12.4% from 13.8% for the comparable quarter last year. During the nine months ended October 31, 1999, our engineering, research and development spending increased to $1.7 million from $1.4 million for the nine months ended
October 31, 1998. Our engineering, research and development expenses remained relatively unchanged at 11.8% of net sales for the nine months ended
October 31, 1999 from the comparable period last year. We continue to invest our efforts in the research and development in our GigaMux product family as well as other new products.

Our general and administrative expenses increased to $655,000 from $479,000 for the quarter ended October 31, 1999 compared to the comparable quarter last year. As a percentage of net sales, these expenses increased to 15.9% for the quarter ended October 31, 1999 from 12.3% for the comparable quarter last year. During the nine months ended October 31, 1999 our general and administrative expenses increased to $2.1 million from $1.4 million for the nine months ended
October 31, 1998. These increases reflect the ongoing implementation of our strategic plan to strengthen the infrastructure and provide sufficient administrative support to achieve the planned growth of our GigaMux business both domestically and internationally.

Other operating expenses of $93,000 and $279,000 for the quarter and nine months ended October 31, 1999 remained unchanged compared to the same periods ended October 31, 1998. These costs represent the amortization of purchased technology related to prior acquisitions.

NETWORK ACCESS

Net sales were $8.0 million for our Network Access business unit for the quarter ended October 31, 1999 compared to $7.2 million for the comparable quarter ended October 31, 1998. Sales in our LAN-adapter card product lines increased, more than offsetting the decrease in the Remote Access and Print Server product lines during the quarter. Our net sales decreased to $21.0 million for the nine months ended October 31, 1999 from $23.7 million for the same period ended October 31, 1998. Lower sales in our Remote Access and Print Server product categories were the primary reasons for the decline. Our net sales decline during the nine months corresponds directly to a shift towards our new generation of products and the planned phase out of our legacy products.

Our gross margins decreased slightly to 44.5% for the quarter ended October 31, 1999 from 45.3% for the same period ended a year ago. For the nine months ended October 31, 1999, our gross margins decreased to 42.9% from 45.9% for the same nine-month period ended a last year. These decreases in gross margins were a result of higher raw material costs associated with shipments of our LAN-adapter product group.

Our selling and marketing expenses remained unchanged at $1.5 million for the quarter ended October 31, 1999 compared to the same quarter last year. As a percentage of net sales, our expenses decreased to 18.7% from 21.1% for the quarter ended October 31, 1999 as compared to the comparable quarter last year. During the nine months ended October 31, 1999 our selling and marketing expenses decreased to $4.0 million from $7.6 million for the comparable nine-month period last year. Selling and marketing expenses as a percentage of net sales decreased to 18.8% for the nine months ended October 31,1999 from 32.2% for the comparable nine-month period last year. During the past fiscal year, we completed a realignment of our sales organization, which resulted in a net personnel reduction of 22. Employee related costs were reduced by $1.9 million for the nine months ended October 31, 1999.

Our engineering, research and development expenses decreased slightly to $1.1 million for the quarter ended October 31, 1999 from $1.2 million for the comparable quarter last year. During the nine months ended October 31, 1999, our engineering, research and development expenses decreased to $3.4 million from $4.4 million for the nine months ended October 31, 1998. Our expenses as a percentage of net sales were 13.1% and 16.0% for the quarter and nine months ended October 31, 1999, respectively, compared to 17.0% and 18.4% for the same periods ended October 31, 1998. The declines for the quarter and nine months ended October 31, 1999 is the result of cost savings achieved by consolidation of our facilities partially offset by increased amortization of capitalized software costs.

Our general and administrative expenses increased slightly to $508,000 for the quarter ended October 31, 1999 from $467,000 for the quarter ended October 31, 1998. As a percentage of net sales these expenses decreased to 6.3% for the quarter ended October 31, 1999 from 6.5% for the comparable quarter last year. During the nine months ended October 31, 1999 our general and administrative expenses decreased to $1.7 million from $2.7 million for the same nine months ended October 31, 1998. This decrease is the result of cost savings achieved through the consolidation of our various facilities.

NETSILICON

In connection with the initial public offering by NSI, our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements reflect the results of operations of NSI only through September 14, 1999. The amounts included in our quarter and nine-month periods ending October 31, 1999 are not comparable with the amounts included in the prior year periods ending
October 31, 1998. Readers should refer to NSI's quarterly report on Form 10-Q for information concerning NSI.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At October 31, 1999, our working capital was $115.2 million including $94.7 million of investments in marketable securities which are subject to restrictions as to marketability until September 15, 2000 and $7.3 million in cash and cash equivalents.

Our continuing operating activities used cash flows of $170,000 and discontinued operating activities provided cash of $1.8 million during the nine months ended October 31, 1999. During the same period last year, we incurred a $4.8 million cash flow deficit from continuing operations and discontinued operating activities provided cash of $140,000. The decrease in cash flows used by operations reflects a substantial decline in our net loss as well as increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventories and other current assets.

Investing activities of continuing operations during the nine months ended October 31, 1999 consisted primarily of net proceeds from the sale of a portion of our shares in NSI of $15.4 million net of cash held by NSI at the time of the sale of $1.7 million partially offset by purchases of property and equipment of $1.6 million, expenditures for software development costs capitalized of $894,000, increases in notes receivable and other assets of $2.8 million, and net advances to affiliates of $8.5 million. During the nine-month period ended October 31, 1998 our investing activities included $1.5 million in purchases of property and equipment, $1.6 million in expenditures for capitalized software development costs and $2.1 million in net advances to affiliates.

Our continuing operations financing activities during the nine-month period ended October 31, 1999 provided net cash flows of $4.1 million and the financing activities of discontinued operations used cash of $3.1 million. The net cash provided by the financing activities of continuing operations included $1.4 million from net proceeds from short-term borrowings, $2.6 million from stock option exercises, $907,000 from proceeds from long-term debt offset by $481,000 of dividends paid to our preferred shareholders.

At October 31, 1999, our continuing operations had various lines of credit and short term borrowing facilities totaling $15 million. Our outstanding short-term borrowings against these credit facilities was $7.5 million at October 31, 1999. These credit facilities include $15 million of credit lines are collateralized by accounts receivable, inventory and equipment. During the nine months ended October 31, 1999, the credit facilities were increased from $13 million to $15 million. Discontinued operations have additional credit facilities of $3.2 million provided by various institutions in the Far East which are collateralized by our Far East business unit's leasehold land and buildings, fixed bank deposits and inventories.

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

We have completed a review of our products and have ascertained that our products are Year 2000 compliant. We have tested software obtained from third parties that is incorporated into our products, and we are seeking assurances from our vendors that their licensed software is Year 2000 compliant. Furthermore, we surveyed all vendors requesting information concerning exposure to Year 2000 problems. We have received representation from certain vendors, including some of our sole source vendors, as to the Year 2000 compliance of their systems and products. Despite our testing and our current and potential customers, and assurances from the vendors of the software and hardware incorporated into the products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in such products could severely disrupt our operations and have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our internal systems include both information technology ("IT") and non-IT systems. We have completed an assessment of our material internal IT and non-IT systems, including software and hardware technology. Necessary remediation of identified non-Year 2000 compliant technology has been completed. To the extent we cannot test the technology, we seek assurances from such vendors that their systems are Year 2000 compliant. We are not aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000; however, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

We are surveying our customers requesting information concerning exposure to Year 2000 problems, and not all customers have responded. Our current and potential customers may incur significant expense to achieve Year 2000 compliance. If such customers are not Year 2000 compliant, they may incur material costs to remedy problems or face litigation costs. As a result, such customers and potential customers could reduce or eliminate plans that they have to purchase our products or services. Such events could have a material effect on our business, financial condition, cash flows and results of operations.

The efforts to address the Year 2000 issue have been funded from available cash and we have not separately accounted for these costs in our financial statements. The costs of addressing this issue are currently estimated to be approximately $400,000, but the final cost has not yet been determined. All costs, excluding third party vendor software upgrades costing $200,000, have been expensed as incurred.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued several SFAS effective in the current and future periods including SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections". The Accounting Standards Executive Committee issued SOP 98-1 "Accounting for the Costs Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of
Start-up Activities" effective in the current or future periods. The adoption of these standards had no material effects, if any, on our financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases such as "plans," "expects," "intends," and variations of such words and similar expressions (including confirmations by an authorized executive officer of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The occurrence of actual events may differ materially due to a variety of factors, including without limitation the following: (1) future stock market conditions relating to initial public offerings of stock, in general, and for high technology stocks in particular;
(2) the Company's ability, or lack thereof, to make, market and sell optical networking products that meet with market approval and acceptance; (3) the greater financial, technical and other resources of the Company's many, larger competitors in the marketplace for optical networking products;
(4) changed market conditions, new business opportunities or other factors that might affect Osicom's decision as to the best interests of its shareholders; and (5) other risks detailed from time to time in the Company's reports filed with the U.S. Securities and Exchange Commission. Further reference should be made to the "Risk Factors" section contain in Part I,
Item 1 of our Annual Report on Form 10-K for the year ended January 31, 1999.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The nine purported class action cases filed in the United States District Court for the Central District of California against the Company and certain present and former officers and directors have been consolidated by the court into a single case, and a consolidated complaint was filed on August 20, 1999. The consolidated complaint generally alleges that, during the purported class period, the defendants made false or misleading public statements related to a contract entered into by our Far East business unit with a Japanese customer which caused the price of our common stock to be artificially inflated. The consolidated complaint asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The consolidated complaint does not specify an amount of damages. A motion to dismiss was filed on behalf of all dependants on October 7, 1999, which motion is currently pending before the court. We intend to defend the consolidated complaint and any other similar lawsuits vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS
         Not Applicable

ITEM 5:  OTHER INFORMATION
         Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              A.    Exhibits

                    20                Consolidated Financial Statements for the Quarter and Nine Months Ended
                                      October 31, 1999 (included in Part I, Item 1)

                    27                Financial Data Schedule


              B.    Reports on Form 8-K

                    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSICOM TECHNOLOGIES, INC.
(Registrant)



By:       /s/ Christopher E. Sue                      Date:  December 15, 1999
   ____________________________________
       Christopher E. Sue,
       Vice President Finance
       Principal Accounting Officer