Form 10-K
period 2000-01-31
OSICOM TECHNOLOGIES INC
filed 2000-05-04
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for its most recent fiscal year were $68,372,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 26, 2000 was $539,177,000.

Number of shares outstanding of the Registrant's only class of common stock as of April 26, 2000 (the latest practicable date): 11,553,299.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Part I, Item 1. "Business - Forward Looking Statements - Cautionary Statement" and "Business - Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a developer and marketer of metropolitan optical networking systems, through our optical networking subsidiary Sorrento Networks, and network access products, through our Entrada Networks subsidiary, that are used in both interoffice and access networks. We offer customers an end-to-end optical networking solution that improves bandwidth utilization, reduces network costs and complexity and provides a scalable and efficient platform to meet the rapidly growing demand for bandwidth. Our systems are specifically designed to meet the unique requirements of the metropolitan market by supporting a wide variety of protocols, mixed speeds of traffic and changing traffic patterns. We believe we were the first company to commercially ship an optical networking system that utilizes dense wavelength division multiplexing, or DWDM, technology for the metropolitan market.

UNDERSTANDING OUR MARKET

(A glossary can be found beginning on page 17 for technical terms used throughout this document.)

Over the past decade, the volume of high-speed data traffic transmitted across telecommunications networks has grown significantly. According to Ryan, Hankin & Kent, a telecommunications industry research group, public network bandwidth must increase by over 2000% between 1998 and 2002 to satisfy expected data traffic requirements. The growth in demand for bandwidth is primarily driven by the following factors:

        Rapid growth in Internet usage. According to International Data Corporation, the number of Internet users is expected to increase from 97 million in 1998 to 502 million by the end of 2003.

        Increased average access speed. Communications Industry Researchers, Inc., a communications industry research firm, predicts that the number of households that access the Internet at speeds near or above 1.5 megabits per second will grow from approximately 1.6 million in 1999 to
        31.7 million in 2003. These access speeds are at least 25 times faster than the speeds typically used in households today.

        Greater use of higher bandwidth applications. Access to higher bandwidth applications has become more readily available and less expensive, enabling greater use of data-intensive applications such as electronic commerce, multimedia, video streaming, music and software downloading and digital cable television. Ryan, Hankin & Kent estimated that at the end of 1999, monthly North American backbone Internet traffic was seven times greater than voice traffic.

Traditional telecommunications infrastructures were originally designed for voice traffic and cannot effectively provide the bandwidth needed for high-speed data traffic. Accordingly, service providers have invested heavily to upgrade their network infrastructure to effectively meet the growth in demand for bandwidth. Additionally, worldwide deregulation in the telecommunications industry has led to an increase in the number of service providers seeking to address this demand. Both U.S. and international service providers, including competitive local exchange carriers, local and foreign telephone companies, utilities and cable television companies, are competing to provide high-speed data services in both the long-distance and local markets. Many of these service providers are starting to utilize advanced optical networking technology to differentiate their services from those offered by their competitors.

CURRENT NETWORK INFRASTRUCTURE

Beginning in the late 1970s, telecommunications service providers began to install fiber optic networks as an alternative to copper-based networks. Traditional copper-based networks convert voice and data traffic into electrical signals for transmission over copper wires. Fiber optic networks convert voice and data traffic into light that is sent over fiber optic cables made of glass. Fiber optic networks provide greater bandwidth capacity, reliability, transmission distances, immunity to electrical interference and resistance to corrosion than copper-based networks.

         Long-haul backbones are high capacity networks that connect service providers and carry voice and data across large geographic regions typically spanning 200 to 4,000 kilometers.

         Interoffice networks connect the central offices of service providers in a metropolitan area and facilitate the transport of traffic between access networks and the long-haul backbone as well as other interoffice networks. Interoffice networks typically transport voice and data traffic across distances of 50 to 200 kilometers.

         Access networks are located in multiple locations throughout metropolitan areas and connect end users to service providers' central offices. Access networks aggregate voice and data traffic from end users for transport across telecommunications networks.

There are currently two similar network standards that are primarily used to transport voice and data traffic throughout fiber optic networks. In North America, the Synchronous Optical Network standard, or SONET, is used, while in the rest of the world, Synchronous Digital Hierarchy, or SDH, is used.

The SONET/SDH network architecture was developed primarily for the transport of voice traffic, which has experienced relatively slow growth and is characterized by predictable demand. Conversely, data traffic has grown rapidly and is characterized by unpredictable demand. As a result, SONET/SDH networks are constrained by a number of limitations.

The shortcomings associated with SONET/SDH are magnified within the interoffice and access networks. Long-haul backbones are relatively simple networks and are designed to satisfy service provider capacity requirements. Conversely, interoffice and access networks are much more complex and multi-layered and are designed to satisfy end-user data networking requirements. These networks are characterized by a wide variety of protocols, mixed speeds of traffic and changing traffic patterns. The cost and complexity of addressing these network demands place a significant strain on service providers utilizing SONET/SDH network technology.

Service providers have attempted to address the limitations of SONET/SDH and other fiber optic network architectures by using DWDM technology. DWDM multiplies the transmission capacity of a single fiber by transmitting multiple wavelengths of light over a single strand of fiber. Each wavelength represents a separate channel of optical information, which can be a combination of voice and data traffic. DWDM technology was originally deployed in long-haul networks, but is increasingly being utilized in interoffice and access networks to meet growing bandwidth demands. The complexity of these networks places unique demands on DWDM technology such as the need to accommodate a variety of protocols and changing traffic patterns. The benefits of DWDM technology cannot be fully realized in interoffice and access networks without effectively addressing these demands. Service providers need an end-to-end optical solution that cost-effectively expands network capacity, while providing the flexibility, scalability and management tools needed to address the unique requirements of interoffice and access networks.

OUR SOLUTION

Our end-to-end optical networking solution offers numerous benefits including:

Scalable Architecture. The modular architecture of our solution enables service providers to incrementally expand capacity as their bandwidth needs increase. For example, a service provider can begin deployment with a single channel and later expand to multiple channels providing up to 1.2 terabits per second of transmission capacity per fiber pair without interrupting existing traffic.

Protocol and Signal Transparency. Our systems can transport a mix of protocols and signals, including SONET/SDH, ATM, Internet Protocol, Ethernet, Fibre Channel and Enterprise System Connection in their native formats over numerous wavelengths in the same fiber. Our protocol and signal transparency is particularly important in metropolitan areas where multiple protocols and data transmission rates are used. The transparency of our systems eliminates the additional process of optical-electrical-optical conversions that would otherwise be required in the transport of traffic, reducing latency and network complexity. In addition, the transparency of our systems allows our solutions to be easily integrated into the existing infrastructures of most service providers.

Efficient Bandwidth Utilization. Our access products continuously aggregate end-user traffic of varied rates from the access network. The continuous aggregation of end-user traffic allows service providers to efficiently utilize the full capacity of each available optical channel within a network. As a result, service providers do not have to design their networks to accommodate peak capacity at all times and can avoid paying for excess network capacity.

Manageability. Our intelligent network management software platform provides fault, configuration, performance and security management. Our software platform utilizes an easy-to-use graphical user interface that allows "point and click" network provisioning and monitoring.

Quality of Service. Our proprietary network management software classifies incoming end-user traffic and prioritizes such traffic according to the needs of service providers. As a result, service providers can offer their customers network optimizing services, such as service level agreements, that enable end-users to select their desired level of service. These services provide additional revenue opportunities for our customers and allow them to distinguish their services from their competitors.

PRODUCTS

We design, manufacture and sell end-to-end optical and other networking solutions for interoffice and access networks. Our major product families have been referred to above, and our optical networking products are described here in greater detail:

Our intelligent optical networking products address the access, aggregation, transport, switching and network management needs of telecommunications carriers, as well as those of large enterprise networks in the Metropolitan or intra-city segment of the market. They offer customers a scalable, end-to-end solution that improves bandwidth utilization, reduces network costs and complexity, and provides a migration path from point-to-point and ring topologies to the mesh architectures of next-generation networks. Our products are designed to meet all key industry standards, including the Network Equipment Building Standards, or NEBS. Our design and manufacturing processes materially comply with key process standards for our industry, including OSMINE
(Operations Systems Modification of Intelligent Network Elements).

Our GigaMux product line makes it possible for our customers to turn each physical strand of fiber optic cable in their network into a medium for sending and/or receiving 32 separate information-carrying wavelengths of light, each with a capacity of 2.5 Gbps (OC-48). We have announced enhancements to our GigaMux product line that will allow each strand of fiber to send and/or receive 64 wavelengths of light, each with a capacity of 10 Gbps (OC-192). The GigaMux product line, which embodies technology for which we have three patents pending, offers network operators data, bit rate, and protocol transparency, allowing them to aggregate and transport the wide variety of data types and data speeds that commonly exist in the Metropolitan segment of the market (including OC-3 to OC-48, ESCON, Ethernet, Fiber Channel, analog video and HDTV). In 1999, our GigaMux product family received the Market Engineering Product Innovation Award from Frost & Sullivan, an international market research firm.

Our products provide aggregation and access functionality through our EPC product line, which embodies technology for which we have one patent pending. We make EPC available in both stand-alone configurations and as a modular component of GigaMux. EPC allows service providers to aggregate the varied and generally lower-speed traffic of end-users onto higher-speed wavelengths, thereby improving bandwidth utilization to the edge of the network and driving service costs down. In 1999, our EPC product won the Data Communications Magazine, Hot Product of the Year award, and the InfoVision Award, Public and Private Networks category, from the International Engineering Consortium.

We plan to introduce switching products that will allow network operators to migrate from the current generation of "fixed connection" networks to the next-generation of "dynamic connection" networks. Using our switching products, operators will be able to dynamically route provisioned wavelengths to create new meshed network topologies. Such meshed topologies make possible connectivity from any network node to any other network node, thereby facilitating a more efficient use of available bandwidth and greater opportunities to provide fault protection and quality of service (QoS). Our switching products will allow network operators to create new, or to re-create previously enabled topologies in real-time or on a scheduled basis. Optical connections between network nodes may be continuously and proactively varied according to existing and expected user demand, allowing the operators of such networks to better market and more rapidly offer new communications services to customers.

Our products are managed by our TeraMan network management platform which is designed to manage both existing and future upgrades of a network operator's network, including its configuration, account, fault and security aspects. TeraMan facilitates performance monitoring as well as, in conjunction with our switching products, the dynamic provisioning of wavelengths. TeraMan offers easy-to-use "point and click" functionality and is designed as the management platform of choice for networks enabled by our other products.

ENTRADA NETWORKS

Our Annapolis Junction-based network access business subsidiary, formerly known as Network Access, is engaged in the design and manufacture of point-of-presence
(POP), telecommunication carriers' central office products and customer premise equipment (CPE). Its products provide Internet and intranet access to users, and include CSU/DSUs, routers, local and wide area network interface cards (LAN and WAN NICs) and remote access concentrators. The bandwidth or speed required for these products varies from 56Kbps, 64Kbps, ISDN (128Kbps) to T-1 (1.54Mbps) and T-3 (44.74 Mbps). Our plans include the introduction of new products to address the rapidly growing storage area network markets, leveraging our expertise in optical networking and the network access area. In April 2000, we entered into an agreement to merge this subsidiary with Sync Research, Inc., a Nasdaq listed company. We will retain a 50% interest in the merged corporation, to be known as Entrada Networks, Inc. The closing is expected to occur prior to September 2000 and is subject to approval by Sync's shareholders.

MERET OPTICAL COMMUNICATIONS, INC.

Our other optical networking subsidiary, Meret Communications, Inc., doing business as Meret Optical Communications, Inc., produces feature-rich products for complex and high-performance network needs. Meret has a variety of broadband communication products addressing the video, voice, data transmission and distance extension market.

NETSILICON, INC.

NETsilicon, Inc. develops and markets embedded networking solutions. NETsilicon completed an initial public offering in September 1999 in which we received net proceeds of $15.4 million and NETsilicon received $22.2 million. We retained an approximately 55% non-voting equity interest in that company. For additional information about NETsilicon, please refer to its Form 10-K for the year ended January 31, 2000 and its amended registration statement on Form S-1, Reg. No. 333-62231, which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

FAR EAST DIVISION

Our Hong Kong-based business unit ("FED"), which we acquired for, among other purposes, the provision of low-cost manufacturing support to our other businesses, also has its own proprietary technologies and product designs. These products include a line of magnetic and smart card readers integrated in point-of-sale equipment for the Hong Kong and mainland Chinese markets, and a line of numeric and alphanumeric financial pagers initially targeted for China. The Data Bank product line has multilingual translating capability besides having extensive dictionary and calculator functionality. Products are manufactured in our 390,000-sq. ft., ISO-9001 and ISO-9002 certified facility in China. Manufacturing capacity and services in mechanical design, PCB layout, prototype design and OEM assembly are utilized by us, and is also contracted to third-party OEMs.

As of January 31, 2000, we agreed to sell our Far East Division to a group led by its Hong Kong-based management. We will receive repayment of $2.5 million in cash of our advances to FED and a $3.0 million non-voting redeemable preferred security at closing. This security, with a book value of $1, will be redeemed for $3.0 million in the event of a sale, public offering, or debt or equity financing by FED in excess of $7.5 million.

CUSTOMERS

Our target customer base includes service providers such as competitive local exchange carriers, local and foreign telephone companies, utilities, cable television service providers, original equipment manufacturers, system integrators and distributors.

Our customers generally fit the following customer profiles:

     SERVICE PROVIDERS - these customers provide communication services and include telecommunication carriers, Internet Service Providers and cable companies.
     ENTERPRISE - enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include corporations, government agencies, utilities, and educational institutions.
     SMALL AND MEDIUM BUSINESS - these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

Our customer base is concentrated in the telecommunications and networking industry and no single customer has accounted for ten percent or more of our net sales during our fiscal 2000, 1999 and 1998 years.

SALES AND MARKETING

Our sales effort is currently focused on North America, Europe and Asia. As of January 31, 2000 our sales organization included 65 employees, including managers, sales representatives and support personnel. In North America, Europe and Asia, we sell our products through our direct sales force as well as through system integrators and distributors. Our international direct sales force is located in offices in Belgium, France, Germany and the United Kingdom. We also have sales representatives and systems engineering personnel located in offices in Spain, Switzerland, and Singapore, sales representatives in China, South Korea and Taiwan, and a distributor in Japan.

Our strategy to reach our customers is to train and equip our sales professionals with knowledge of the market, product and the customers. Upon identification of companies that are addressing our markets, our sales people, with the help of marketing, system engineers and other of our support staff, begin educating the people responsible for business development, evaluating, recommending, marketing services and products. We also present our vision, technologies, benefits of our products and advantages of doing business with the company that is shaping the market. Many times we find that we are ahead of the market in terms of knowledge, implementation and our customers have not approved the technology in their products and or networks which makes this educational process even more critical. We address this problem for different customer groups by taking into account their unique characteristics by both broadcast and pointcast type of approaches. For example, the number of companies providing television and cable broadcast is small compared to number of OEM's addressing the networking industry. In this example we focus on the customers by using direct sales people, using application specific presentations on both a one-on-one basis as well as using seminars. We have found market application specific seminars to be useful tool to educate many customers about our mission and products and this strategy has worked well for us so far. We plan to continue using this strategy in the U.S. and other parts of the world to continue to build a relationship with our current and potential customers. Another example would be where we are building relationships with distributors and value added resellers that recommend and sell our products to their customers who are generally companies that are building networks. In this case we use broadcast approach to build recognition in the end customers and relationship approach with our direct customer who in this case is a reseller. Our goal in all cases is to make it easy to do business with us. We believe that ultimately, an educated customer whose business experience with us was a positive one maybe a key factor in the decision making process.

In support of our worldwide selling efforts, our marketing team targets potential customers through in-depth market analysis. Our marketing objectives include building market awareness and acceptance of our products as well as generating customer leads. Marketing personnel coordinate our participation in trade shows and seminars, industry events and conduct media relations activities with trade and general business publications. We participate in many industry organizations responsible for developing standards that are used in optical networks.

We also participate in cooperative marketing programs, including trade shows and seminars. We place advertisements in major industry trade publications, and include our distributors and their customers in direct mail programs. Marketing also facilitates the publication of articles in industry journals by our chief scientists and network architects.

CUSTOMER SERVICE AND SUPPORT

Our customer service organization is structured to assist both resellers and major accounts. We provide a number of service plans, such as our Network Requirements Assessment and Installation Plan, which is designed to ensure a smooth and successful installation. The plans include pre-installation planning, site surveys, interfacing with vendors, configuration analysis, and designing an deployment plan. We provide complete basic customer training as related to equipment operation and diagnostics.

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

We currently provide similar service and support to our international customers through our partners, however these services may be country and customer specific.

RESEARCH AND DEVELOPMENT

The goal of our research and development efforts is to achieve technological advances, which will allow us to introduce innovative products early to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our research and product development strategy emphasizes continuing evaluation of customer needs, emerging trends and technical challenges in order to identify new market opportunities. A hallmark of our research and development program is the combination of our various proprietary technologies. We believe that our success in introducing new products is due in part to our ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications to our customer strategic requirements.

As of January 31, 2000 there were 72 people working in our engineering, research and development departments. Our engineering, research and development expenses were $11.7 million, $9.8 million, and $7.1 million for the years ended January 31, 2000, January 31, 1999 and January 31, 1998, respectively.

MANUFACTURING AND QUALITY

We design our products and perform system integration, quality control, final testing and configuration at our San Diego, California and Annapolis Junction, Maryland facilities. Our San Diego facility is ISO-9002 certified. By meeting such standards, we assure our customers that we meet internationally recognized standards for quality, customer care and sound management practices. We use contract manufacturers to assemble our systems.

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

PATENT, TRADEMARKS AND LICENSES

We currently hold 19 patents and additionally have 5 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. We often receive financial instruments such as letters of credit for payments for international customers. At January 31, 2000 and 1999 accounts receivable from Ingram Micro accounted for 14.7% and 14.6%, respectively, of net receivables, all of which were within contract terms.

BACKLOG

At January 31, 2000, our backlog was approximately $6.3 million compared with an approximate backlog of $6.6 million at January 31, 1999 exclusive of $7.8 million backlog of NETsilicon. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore are never calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without a significant, if any, penalty.

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

The market for optical networking equipment is extremely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as Ciena Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, Sycamore Networks, Tellabs, ADVA AG Optical Networking and ONI Systems Corporation, as well as private companies that have been or will be focusing on our target markets. We believe each of our competitors has optical networking products in various stages of development.

We believe the principal competitive factors our market are:

    product performance, features, functionality and reliability;
    price/performance characteristics;
    timeliness of new product introductions;
    compliance with industry standards;
    relationships with existing customers; and service, support and financing.

We believe we compete favorably with our competitors with respect to most of these factors.

The competitors for Entrada and Meret products include 3COM, Adaptec, Cisco Systems, Inc., Finisar, Emulex, Intel Corporation, Interphase, and many other companies.

We have experienced and expect to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer base. In particular, established companies in the networking industry may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales. The markets in which we compete are currently subject to intense competition and we expect additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result from further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors will not have a material adverse effect on our business, operating results and financial condition.

ENVIRONMENTAL COMPLIANCE

We are required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of our laser-based products, which are used in fiber optics communications. All of our products comply with required safety level standards.

EMPLOYEES

Our employees are vital to our success. As of January 31, 2000, we employed 272 full-time employees and independent contractors. Of these, 72 were in engineering, 88 in manufacturing and quality assurance, 65 in sales and marketing, 36 in administration, and 11 in executive positions. We also employ a number of part-time and temporary personnel from time to time in various departments. None of our employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

All statements other than statements of historical fact contained in this Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: our ability to successfully develop, sell and market our optical networking and other products; our expectations concerning factors affecting the markets for our products, such as demand for increased bandwidth; market conditions relating to our discontinued Far East Division; our ability, or lack thereof, to reach agreement with the management of the Far East Division as to all terms and conditions necessary to complete a definitive stock purchase agreement with respect to the Far East Division; our ability, or failure, to complete such a transaction with respect to the Far East Division, assuming such an agreement is reached, for reasons either within or outside our control or the control of the management of the Far East Division; our potential inability to enforce any agreement in China or Hong Kong under the laws and legal system in effect in the applicable jurisdictions; our ability, or failure to complete a transaction with Sync Research, Inc. for reasons either within or outside our control or the control of the management of Sync Research, Inc.; our ability, or failure, to complete strategic alliances and strategic opportunities such as sales or spin-offs of subsidiaries or business units on terms favorable to us for reasons either within or outside our control; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

     OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE THE RESOURCES REQUIRED TO COMPETE SUCCESSFULLY. The market for optical networking equipment as well as our other products is extremely competitive and we expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as Ciena Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, Sycamore Networks, Tellabs, ADVA AG Optical Networking and ONI Systems Corporation as well as private companies that have been or will be focusing on our target markets. The competitors for Entrada and Meret products include 3COM, Adaptec, Cisco Systems, Inc., Finisar, Emulex, Intel Corporation, Interphase and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger customer base than us. Our competitors may have more extensive customer relationships than us, including relationships with our potential customers. If we are unable to compete successfully against our current and future competitors, we could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm our business.

     OUR BUSINESS WILL BE SERIOUSLY HARMED IF WE ARE NOT ABLE TO DEVELOP AND COMMERCIALIZE NEW OR ENHANCED PRODUCTS. Our growth depends on our ability to successfully develop new or enhanced products. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Our next generation of transport and network management products as well as our wavelength switching router products are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products: complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete any software validation, and demonstrate systems interoperability.

     Each of these steps presents serious risks of failure, rework or delay, any one of which could adversely affect the rate at which we are able to introduce and market our products. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

     In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

     OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO ATTRACT NEW CUSTOMERS, AND ON OUR CUSTOMERS' ABILITY TO SELL ADDITIONAL SERVICES TO THEIR OWN CUSTOMERS. Most of our potential customers evaluate optical networking products for deployment in large telecommunications systems that they are installing. There are only a relatively limited number of potential customers for our products. If we are not selected by a potential customer for particular system projects, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling communications services based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

     THE TIME THAT OUR CUSTOMERS AND POTENTIAL CUSTOMERS REQUIRE FOR TESTING AND QUALIFICATION BEFORE PURCHASING OUR OPTICAL NETWORKING PRODUCTS CAN BE LONG AND VARIABLE, WHICH MAY CAUSE OUR RESULTS OF OPERATIONS TO BE UNPREDICTABLE. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers often require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including: our customers' buildout and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

     OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS. Our optical networking product can only be fully tested after deployment in networks. Our customers may discover errors or defects in our products, and our products may not operate as expected. If we are unable to fix errors or other problems that may be identified, we could experience: loss of or delay in revenues and loss of market share, loss of customers, failure to attract new customers or achieve market acceptance, diversion of engineering resources, increased service and warrant costs, and legal actions by our customers. Any failure of our current or planned products to operate as expected could delay or prevent their adoption and seriously harm our business.

     IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED OR OUR PRODUCTS COULD BE RETURNED. Many of our customers require that our products be designed to interoperate with their existing networks, each of whom may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned, any of which could seriously harm our business.

     IF WE FAIL TO COMPLETE CERTAIN STRATEGIC OPPORTUNITIES, OUR BUSINESS MAY BE HARMED. Strategic opportunities such as the sale or spin-off of certain business units are important to our overall business plan. We have recently entered into an agreement to merge our Network Access business unit with Sync Research, Inc. and agreement to sell our Far East business unit. We cannot be certain that we will be able to complete these transactions on terms that are favorable to us. In addition, we cannot be certain that we will be successful in negotiating and completing future sales or spin-offs. Our business may be harmed if we fail to successfully complete these transactions.

     IF WE FAIL TO ESTABLISH AND SUCCESSFULLY MAINTAIN STRATEGIC ALLIANCES, OUR BUSINESS MAY BE HARMED. Strategic alliances are an important part of our effort to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband Network Solutions and United Pan-Europe Communications. We cannot be certain that we will be able to enter additional strategic alliances on terms that are favorable to us. In addition, we cannot be certain that our existing and any future strategic alliances will be successful. Our business may be harmed if we fail to establish and maintain strategic alliances.

     OUR BUSINESS MAY BE SERIOUSLY HARMED IF WE ARE UNABLE TO ESTABLISH SUCCESSFUL RELATIONSHIPS WITH DISTRIBUTORS AND SYSTEMS INTEGRATORS. We believe that our future success is dependent upon our ability to establish successful relationships with a variety of distributors and systems integrators. As we expand internationally, we will increasingly depend on distributors and systems integrators. If we are unable to establish and expand these relationships, we may not be able to increase market awareness or sales of our products, which may prevent us from achieving and maintaining profitability.

     OUR BUSINESS MAY BE SERIOUSLY HARMED IF THE MARKET FOR OPTICAL NETWORKING PRODUCTS IN METROPOLITAN AREAS DOES NOT DEVELOP AS WE EXPECT. Our current and future product offerings are focused on the needs of providers that service metropolitan areas. The market for optical networking products in metropolitan areas is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the optical networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the optical networking standards that our customers and competitors may adopt. If the standards adopted are different from those which we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

     WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS. We use contract manufacturers to manufacture and assemble our products in accordance with our specifications. We do not have long-term contracts with any of them, and none of them are obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that we and our customers require.

     Each of our contract manufacturers also builds products for other companies. We cannot be certain that they will always have sufficient quantities of inventory available to fill our orders, or that they will allocate their internal resources to fill these orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required to change contract manufacturers, we may suffer delays that could lead to the loss of revenue and damage our customer relationships.

     WE RELY ON A LIMITED NUMBER OF SUPPLIERS FOR SOME OF OUR COMPONENTS, AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS IS DISRUPTED. We and our contract manufacturers currently purchase several key components of our products from a limited number of suppliers. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. In addition, the availability of many of these components to us is dependent in part by our ability to provide suppliers with accurate forecasts of our future requirements. In the event of a disruption in supply or if we receive an unexpectedly high level of purchase orders, we may not be able to develop an alternate source in a timely manner or at favorable prices. Any of these events could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact our present and future sales.

     IF WE ARE UNABLE TO HIRE OR RETAIN HIGHLY SKILLED PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY. Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of whom have significant industry experience and relationships. Many of our personnel, in particular, Mr. Par Chadha, our Chief Executive Officer, Dr. Xin Cheng, our President and Chief Executive Officer of Sorrento Networks, would be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, we will need to hire additional personnel for most areas of our business, including our sales and marketing and engineering operations. Competition for highly skilled personnel is intense in our industry, and we may not be able to attract and retain qualified personnel, which could seriously harm our business.

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD LIMIT OUR ABILITY TO COMPETE. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors gain access to our technology, our ability to compete could be harmed.

     WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS AND REQUIRE US TO INCUR SIGNIFICANT COSTS. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Additionally, any claims and lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention.

     Any claims of infringement of the intellectual property of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all; or redesign those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

     IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, OUR PRODUCTS COULD BECOME OBSOLETE. We may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. If we are required to obtain any third-party licenses to develop new products and product enhancements, we could be required to obtain substitute technology, which could result in lower performance or greater cost, either of which could seriously harm the competitiveness of our products.

     THE MARKETS THAT OUR PRODUCTS ADDRESS ARE GOVERNED BY REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market that we sell and deploy our products into is characterized as being highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Bell Communications Research, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers and we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of ours products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction and acceptance of our products, which could materially and adversely affect the our business, operating results and financial condition.

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

     In foreign countries, our products are subject to a wide variety of governmental review and certification requirements. If we fail to conform our products to these regulatory requirements, we could lose sales and our business could be seriously harmed. Additionally, any failure of our products to comply with relevant regulations could delay their introduction and require costly and time-consuming engineering changes.

     WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. We expect that international sales will continue to increase as a percentage of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including: changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, the burden of complying with a wide variety of foreign laws, treaties and technical standards, difficulty in staffing and managing foreign operations, and political and economic instability.

     Almost all of our sales have been denominated in U.S. dollars. A portion of our expenses are denominated in currencies other than the U.S. dollar, and in the future a larger portion of our sales could also be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

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

     IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR BUSINESS. Growth of our business has placed, and will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing process and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. If we fail to effectively manage our growth and address the above requirements, it could affect our ability to pursue business opportunities and expand our business.

     WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH YEAR 2000 PROBLEMS THAT COULD RESULT IN CLAIMS AGAINST US OR IMPAIR THE USE OF OUR PRODUCTS BY OUR CUSTOMERS. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

     WE HAVE INCURRED NET LOSSES OVER THE LAST THREE YEARS AND MAY EXPERIENCE FUTURE LOSSES. We have incurred operating losses during the years ended January 31, 2000, 1999 and 1998 of $10.0 million, $10.0 million and $15.2 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. We believe we have sufficient working capital to meet our planned level of operations in the future. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and the needed capital will have to be obtained from external sources. We cannot give any assurances that sufficient working capital, at terms acceptable to us, will be available when needed.

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

DEFINITIONS

As used in this Annual Report on Form 10-K, the following terms have the meanings indicated:

"ATM" means Asynchronous Transfer Mode which is a type of networking technology based on transferring data in cells or packets of a fixed size. The small, constant cell size allows ATM equipment to transmit video, audio, and data over the same network, and assure that no single type of data overtakes the line. Current implementations of ATM support data transfer rates of 25 to 622 Mbps as compared to maximum 100 Mbps for Fast Ethernet.

"BACKBONE" means a spine or main segment of a network. Individual metro and interoffice rings are attached as ribs to the backbone.

"BANDWIDTH" means the capacity to move information down a communications channel. Bandwidth is measured by the difference between the highest and lowest frequencies that can be transmitted by that channel and is commonly measured in bits per second (bps). For example, Ethernet has a 10 to Mbps bandwidth and OC192 has a 10 gigabits per second

"BRIDGE" means a device that connects two or more networks of the same access method (Ethernet to Ethernet or Token Ring to Token Ring) by making simple forward/don't forward decision on each packet received from any of the networks to which it is connected.

"BROADBAND" means a set of technologies that provide several paths for transmitting text, voice or video data so that different types of data can be transmitted simultaneously and, depending on technology deployed at different speeds and protocols.

"CLEC" means a Competitive Local Exchange Carrier.

"CONCENTRATOR" means the connection point, more sophisticated than a hub, incorporating different types of cable connections, back-up power supply, data-gathering capability for management purposes and possibly even bridge and router features as well.

"CSU/DSU" means Channel Service Unit/Data Service Unit. The DSU is a device that performs protective and diagnostic functions for a telecommunications line. The CSU is a device that connects a terminal to a digital line. Typically, the two devices are packaged as a single unit which can be viewed as a very high-powered and expensive modem. Such a device, for example, required for both ends of T-1 or T-3 connection.

"DBS" means Digital Broadcasting System.

"DSL" means a type of Digital Subscriber Line which is technology that allows more data to be sent over existing copper telephone lines (POTS) and can be configured to allow simultaneous voice and data communications over a single line. "x" in xDSL is used because of variety of DSL technologies. "x" in xDSL can stand for "I" for low speed IDSL, "H" for symmetrical HDSL, "S-H" for high growth "lower-speed" single pair version of HDSL called S-HDSL, "A" for asymmetrical ADSL, "RA" for rate adaptive version of ADSL called RADSL, "S" for single line version of HDSL called SDSL and "V" for high speed/short haul DSL called VDSL. The data rates for "I" to "V" vary from 64Kbps to 52 Mbps when receiving data (known as the downstream rate) and from 16Kbps to 2.3Mbps when sending data (known as the upstream rate). DSL requires a special DSL modem. DSL will be one of the more popular choices for Internet access over the next few years.

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

"FAST ETHERNET" means a 100 Mbps speed network that runs over thick coax, twisted-pair, and fiber-optic cable. Fast Ethernet is 10 times faster than Ethernet.

"FDDI" means a Fiber Distributed Data Interface and is a fiber optic network that supports transmission speeds up to 100 Mbps.

"HDTV" means high definition television, which is a new type of television that provides much better resolution than current television. There are a number of competing HDTV standards, which is one reason that the new technology has not been widely implemented.

"HUB" means a central connection device to which many network tributaries are connected.

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

"PACKET" means the "envelope" in which the network software places a message being sent from one station to another station in a network. One of the key features of a packet is that it contains the destination address in addition to the data.

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

"ROUTER" means a network translator that reads network-addressing information within packets to provide greater selectivity in directing traffic over multiple network segments. A more complex inter-networking device.

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

"SWITCH" means a device that allows the network operator to vary and select connections between network nodes at very high speeds.

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

"TRANSCEIVER" means an ethernet device for transmitting and receiving data that provides packet collision (an occurrence when two stations try to send packets at the same time) detection as well. It can be either an internal or external feature of a network device such as network interface card, repeater, hub or concentrator. A transceiver is also known as a media access unit or MAU.

"WAN" means a Wide Area Network and is a communications network that connects geographically dispersed users. Typically, a WAN consists of two or more LANs. The largest WAN in existence is the Internet.

ITEM 2. PROPERTIES.

We occupy 114,000 square feet of office, manufacturing and distribution as detailed below.

We own a 36,000 square foot office and manufacturing facility in San Diego, California and our facilities under lease include:

Location                               Square Footage         Facility Type                  Expiration Date
--------                               --------------         -------------                  ---------------
Annapolis Junction, Maryland               35,000             Office/Manufacturing           October 31, 2004
Fremont, California                        18,000             Office/Manufacturing           July 31, 2000
Santa Monica, California                    6,000             Office                         April 30, 2001
Westborough, Massachusetts                  4,000             Office                         August 31, 2004

We have six sales offices located around the United States and four sales offices located in Europe (Belgium, France, Germany and the United Kingdom) totaling 15,000 square feet. All such offices are leased for varying terms.

See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facility we own.

We believe that our existing and planned facilities are and will remain adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

On August 20, 1999, a consolidated class action lawsuit entitled In re Osicom Technologies, Inc. Securities Litigation, Master File No. CV-99-4321-R, was filed in the United States District Court for the Central District of California against us, our Chief Executive Officer, our President and our former Chief Financial Officer. The consolidated complaint generally alleges that, during the purported class action period, the defendants made false and misleading public statements related to a contract entered into by our Far East business unit with a Japanese customer. The consolidated complaint asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-6 promulgated thereunder, as well as state common law. The consolidated complaint does not specify an amount of damages. During January 2000 the court issued an order denying our motion to dismiss the case. In February, 2000, answers were filed on behalf of all defendants denying liability for all claims. We are defending the class action vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on January 5, 2000 to vote upon the following matters:

         1. Election of the Board of Directors

         2. Approve an amendments to the Company's 1997 Incentive and Non-Qualified Stock Option Plan including an increase the amount of shares reserved thereunder to 1,500,000

         3. Approve the appointment of BDO Seidman, LLP as the Company's independent auditors

The following table summarizes the results of the voting at the meeting:

                                                  Votes For        Votes Against        Abstentions        Broker
                                                                                         Non-Votes
         Director nominees:
              Par Chadha                            10,495,595           360,149                0                 0
              Xin Cheng                             10,591,929           263,815                0                 0
              Leonard N. Hecht                      10,544,432           311,312                0                 0
              Renn Zaphiropoulos                    10,550,493           305,251                0                 0

         1997 Plan amendment                         9,717,185           923,225           17,920           197,414

         Auditor appointment                        16,155,892           200,927           13,548                 0

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the Nasdaq National Market System under the same symbol.

The following table sets forth the high and low closing bid prices for our common stock in the over-the-counter market from February 1, 1998 to January 31, 2000, based upon information obtained from Nasdaq and taking into account the 1-for-3 reverse split on July 24, 1998. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

         Fiscal 1998-1999                                                         High              Low
         ----------------                                                        ------           -------
         Quarter from February 1, 1998 to April 30, 1998                         $18.09           $10.31
         Quarter from May 1, 1998 to July 31, 1998                               $12.75            $4.63
         Quarter from August 1, 1998 to October 31, 1998                          $8.38            $1.81
         Quarter from November 1, 1998 to January 31, 1999                       $18.25            $6.38

         Fiscal 1999-2000
         ----------------
         Quarter from February 1, 1999 to April 30, 1999                         $28.50            $5.00
         Quarter from May 1, 1999 to July 31, 1999                               $15.38            $7.50
         Quarter from August 1, 1999 to October 31, 1999                         $12.88            $7.13
         Quarter from November 1, 1999 to January 31, 2000                       $59.00            $7.75


On April 26, 1999, the average of the high and low bid quotation for our common stock was $47.28 per share. There is no assurance that a market in our common stock will continue.

As of April 26, 1999 (the latest practicable date) there were 794 shareholders of record, including brokerage firms and nominees, of our common stock.

We have never paid any cash dividends on our common stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2000 and 1999, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1997 and 1996, and the consolidated balance sheet data set forth below at January 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our significant acquisitions, dispositions and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                            -----------------------------
                                                 2000         1999          1998            1997        1996
                                                 ----         ----          ----            ----        ----
STATEMENT OF OPERATIONS DATA:

Net sales                                       $ 68,372      $ 58,362      $ 65,811     $ 65,219     $ 34,473

Net income (loss) from
     continuing operations                      $  2,410      $(11,069)     $(16,377)    $(18,705)    $ (1,317)

Net income (loss) per share
   from continuing operations:
     Basic                                      $   0.17      $  (1.69)       $(3.32)    $  (7.06)    $  (1.09)
     Diluted                                    $   0.15      $  (1.69)       $(3.32)    $  (7.06)    $  (1.09)

BALANCE SHEET DATA:
Cash and cash equivalents                       $ 13,511      $  3,480      $  1,422     $  2,881     $    910
Working capital                                  189,486        11,399         8,986        9,709        4,894
Total assets                                     223,265        66,796        69,589       61,521       29,860
Total debt (including short-term debt)            20,727        27,938        26,872       28,651       25,183
Stockholders' equity                             202,538        38,858        42,717       32,870        4,677

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

RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements for fiscal 2000 include the results of operations of NETsilicon only through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security which is marked-to-market at the end of each period. The amounts included in our fiscal 2000 year are not comparable to our fiscal 1999 year due to the inclusion of NETsilicon for less than a full year. Readers should refer to NETsilicon's annual report on Form 10-K for information concerning NETsilicon.

Net sales. Our consolidated net sales from continuing operations increased to $68.4 million, or by 17.2%, for fiscal 2000 from $58.4 million for fiscal 1999. Net sales for our Optical Networking segment increased by $5.3 million for fiscal 2000 from fiscal 1999. Net sales for Entrada Networks decreased by $2.0 million for fiscal 2000 from fiscal 1999. The remaining change was primarily related to NSI.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit increased to $31.8 million, or by 22.8%, for fiscal 2000 from $25.9 million for fiscal 1999. Gross profit for our Optical Networking segment increased by $3.8 million and Entrada's gross profit declined by $2.3 million. The remaining change was primarily related to NSI. Gross margin increased to 46.5% for fiscal 2000 from 44.4% for fiscal 1999.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international distribution channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses increased to $16.9 million, or 24.7% of net sales, for fiscal 2000 from $15.5 million, or 26.5% of net sales for fiscal 1999.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to increase substantially as we continue to develop our technologies and future products. Our consolidated engineering, research and development expenses increased to $11.7 million, or 17.1% of net sales, for fiscal 2000 from $9.8 million, or 16.8% of net sales, for fiscal 1999.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Increases in general and administrative expenses are planned as we strengthen our infrastructure to provide sufficient administrative support for the growth of our businesses. Consolidated general and administrative expenses increased to $12.8 million, or 18.7% of net sales, for fiscal 2000 from $10.3 million, or 17.7% of net sales, for fiscal 1999.

Other operating expenses. Other operating expenses consist of amortization of purchased technology related to acquisitions included in our Optical Networking segment and remained unchanged at approximately $400,000 for fiscal 2000 and 1999.

Other income (charges). Other net income (charges) from continuing operations increased to $12.4 million income for fiscal 2000 from $(1.0) million expense for fiscal 1999. The increase included a recognized gain of $14.0 million related to the sale of a portion of our investment in NETsilicon in connection with its initial public offering completed on September 15, 1999. The gain was offset by increases in interest expense incurred on increased borrowings on our lines of credit, short term borrowing facilities and long term debt.

Income taxes. There was no provision for income taxes for fiscal years 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. The loss from our discontinued Far East business unit's operating activities increased to $12.4 million for fiscal 2000 from $2.3 million for fiscal 1999. The increased loss is the result, in part, of a 47.4% decline in net sales and a $6.3 million reduction in the remaining book value of excess cost over net assets acquired.

As of January 31, 2000, we agreed to sell the Far East business unit to a group led by its Hong Kong-based management for $2.5 million in cash in repayment of our advances and a $3.0 million non-voting redeemable preferred security at closing. This security is redeemable for $3.0 million in the event of a sale, public offering, or debt or equity financing by the Far East business unit in excess of $7.5 million. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at January 31, 2000 and the January 31, 1999 balance sheet has been restated to conform with the current year's presentation.

OPTICAL NETWORKING

Net sales. Net sales for our Optical Networking segment increased to $19.5 million, or 37.2%, for fiscal 2000 from $14.2 million for fiscal 1999. The increase in net sales was primarily due to an increase in the deployments of our systems by new and existing customers.

Gross profit. Gross profit increased to $9.9 million, or 62.7%, for fiscal 2000 from $6.1 million for fiscal 1999. Gross margin for our Optical Networking segment increased to 51.1% for fiscal 2000 from 43.1% for fiscal 1999. The gross margin percentage increases was primarily due to a lower margin on sales to a single customer in fiscal 1999.

Selling and marketing. Sales and marketing expenses increased to $7.1 million, or 36.3% of net sales, for fiscal 2000 from $3.4 million, or 23.7% of net sales for fiscal 1999. The increase in sales and marketing expenses was the result of increased sales volume, personnel, travel expenses, trade show participation, advertising, depreciation on demonstration equipment, customer education and marketing materials. The number of sales and marketing personnel of our Optical Networking segment increased to 37 at January 31, 2000 from 18 at January 31, 1999.

Engineering, research and development. Engineering, research and development expenses increased to $3.4 million, or 17.6% of net sales, for fiscal 2000 from $2.0 million, or 13.9% of net sales, for fiscal 1999. The increase in engineering, research and development expenses was the result of increased expenditures associated with the continuing development of our existing products as well as future technologies. The number of engineering personnel of our Optical Networking segment increased to 40 at January 31, 2000 from 17 at January 31, 1999.

General and administrative. General and administrative expenses increased to $4.4 million, or 22.7% of net sales, for fiscal 2000 from $2.0 million, or 13.8% of net sales, for fiscal 1999. The increase in general and administrative expenses reflects the hiring of additional general and administrative personnel and higher expenses necessary to support and scale our operations.

ENTRADA NETWORKS

Net sales. Net sales for Entrada Networks, formerly known as our Network Access business unit, decreased to $28.8 million for fiscal 2000 from $30.7 million for fiscal 1999. While the sales to OEM's of our LAN-adapter product lines increased, this increase was offset by the decrease in the Remote Access and Print Server product lines during fiscal 2000 reflecting our shift towards our new generation of products and the planned phase out of our legacy products.

Gross profit. Gross profit decreased to $11.3 million, or 17.0%, for fiscal 2000 from $13.6 million for fiscal 1999. Gross margin decreased to 39.2.% for fiscal 2000 from 44.2% for fiscal 1999. The gross margin percentage decrease was the result of higher raw material costs associated with shipments of our LAN-adapter products and lower margins on legacy products.

Selling and marketing. Sales and marketing expenses decreased to $5.6 million, or 19.6% of net sales, for fiscal 2000 from $8.7 million, or 28.4% of net sales for fiscal 1999. During the past fiscal year we completed a realignment of our sales organization which resulted in a reduction in these expenses as well as reduced advertising and promotional expenses for legacy products.

Engineering, research and development. Engineering, research and development expenses increased to $6.3 million, or 22.1% of net sales, for fiscal 2000 from $5.7 million, or 18.6% of net sales, for fiscal 1999. The increase in engineering, research and development expenses was the result of a $1.7 million reduction to the net book value of capitalized software development costs caused by changing market conditions partially offset by cost savings achieved through the consolidation of our facilities.

General and administrative. General and administrative expenses decreased to $2.4 million, or 8.3% of net sales, for fiscal 2000 from $3.3 million, or 10.9% of net sales, for fiscal 1999. This decrease is the result of cost savings achieved through the consolidation of our various facilities as well as eliminating the 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility.

RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 1999 AND JANUARY 31 1998

Net sales. Our consolidated net sales from continuing operations decreased to $58.4 million, or by 11.3%, for fiscal 1999 from $65.8 million for fiscal 1998. Net sales for our Optical Networking segment increased by $2.0 million for fiscal 1999 from fiscal 1998. Net sales for Entrada Networks declined by $14.9 million in fiscal 1999 from fiscal 1998. The remaining change was primarily related to NSI.

Gross profit. Gross profit decreased to $25.9 million, or by 9.9%, for fiscal 1999 from $28.7 million for fiscal 1998. Gross profit for our Optical Networking segment increased by $1.6 million and Entrada's gross profit declined by $6.8 million. The remaining change was primarily related to NSI. Gross margin increased slightly to 44.4% for fiscal 1999 from 43.7% for fiscal 1998.

Selling and marketing. Our consolidated selling and marketing expenses decreased to $15.5 million, or 26.5% of net sales, for fiscal 1999 from $16.8 million, or 25.5% of net sales for fiscal 1998.

Engineering, research and development. Our consolidated engineering, research and development expenses increased to $9.8 million, or 16.8% of net sales, for fiscal 1999 from $7.1 million, or 10.8% of net sales, for fiscal 1998.

General and administrative. Consolidated general and administrative expenses increased to $10.3 million, or 17.7% of net sales, for fiscal 1999 from $8.6 million, or 13.1% of net sales, for fiscal 1998.

Other operating expenses. Other operating expenses for fiscal 1999 were approximately $400,000 compared to $11.5 million for fiscal 1998. Other operating expenses during fiscal 1998 included acquisition-related charges of $6.5 million, capitalized software cost valuation adjustments of $2.7 million and $2.3 million related to the horizontal and vertical integration of our acquisitions made during fiscal 1997. Capitalized software costs represent software development costs we incurred subsequent to acquisition in connection with network access, optical networking and embedded networking products. At January 31, 1998 the remaining net book value of capitalized software development was $4.1 million. Acquisition-related charges included amortization of purchased technology ($647,000) as well as valuation allowances recorded against purchased intangible assets including purchased technology ($4.6 million including $3.7 million related to Network Access and $893,000 related to RNS), customer lists ($812,000), excess cost over net book value of assets acquired ($233,000) and other intangible assets ($82,000). (See Notes A and B to the Financial Statements contained in Part II herein). Certain of our products, primarily LAN related items, were not competitive in the market for such products as the technology desired by customers could not be cost-effectively added to such products. We re-aligned our resources to focus on providing products that address both the convergence of enterprise data networks and access networks on a cost-effective basis, and the flexibility desired by customers. Accordingly, we recorded a valuation allowance against purchased technology and capitalized software that had no future alternative use. Purchased technology related to Sciteq with a net book value of $2.1 million at January 31, 1998 and is estimated to be recoverable through undiscounted cash flows from the acquired operation. Integration costs included the physical relocation of the Santa Barbara, California operations ($324,000), consolidation of the San Diego, California operations ($537,000), and personnel relocation and reduction costs ($1.4 million).

Other income (charges). Other net charges from continuing operations decreased slightly to $1.0 million expense for fiscal 1999 from $1.2 million expense for fiscal 1998.

Income taxes. There was no provision for income taxes for fiscal years 1999 and 1998. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. The loss from our discontinued Far East business unit operating activities, increased to $2.3 million for fiscal 1999 from income of approximately $300,000 for fiscal 1998. The increased loss is primarily the result of a 27.8% decrease in net sales without a corresponding reduction in operating expenses.

OPTICAL NETWORKING

Net sales. Net sales for our Optical Networking segment increased to $14.2 million, or 15.9%, for fiscal 1999 from $12.2 million for fiscal 1998. The increase in net sales was primarily due to an increase in the deployments of our systems by new and existing customers.

Gross profit. Gross profit increased to $6.1 million, or 36.5%, for fiscal 1999 from $4.5 million for fiscal 1998. Gross margin for our Optical Networking segment increased to 43.1% for fiscal 1999 from 36.6% for fiscal 1998. The gross margin percentage increase reflects the absorption of production overhead over greater volume of product during fiscal 1999.

Selling and marketing. Sales and marketing expenses increased to $3.4 million, or 23.7% of net sales, for fiscal 1999 from $2.0 million, or 16.2% of net sales for fiscal 1998. The increase in sales and marketing expenses was the result of increased sales volume, personnel, travel expenses, trade show participation, advertising, depreciation on demonstration equipment, customer education and marketing materials.

Engineering, research and development. Engineering, research and development expenses increased to $2.0 million, or 13.9% of net sales, for fiscal 1999 from $1.4 million, or 11.4% of net sales, for fiscal 1998. The increase in engineering, research and development expenses was the result of increased expenditures associated with the continuing development of our existing products as well as future technologies.

General and administrative. General and administrative expenses increased to $2.0 million, or 13.8% of net sales, for fiscal 1999 from $1.1 million, or 8.8% of net sales, for fiscal 1998. The increase in general and administrative expenses reflects the hiring of additional general and administrative personnel and higher expenses necessary to support and scale our operations.

ENTRADA NETWORKS

Net sales. Net sales for Entrada Networks decreased to $30.7 million, or 32.7%, for fiscal 1999 from $45.7 million for fiscal 1998. This decrease was primarily the result of a decline in the sales of our legacy products.

Gross profit. Gross profit decreased to $13.6 million, or 33.4%, for fiscal 1999 from $20.4 million for fiscal 1998. Gross margin remained relatively unchanged at 44.2% for fiscal 1999 and 44.7% for fiscal 1998.

Selling and marketing. Sales and marketing expenses decreased to $8.7 million, or 28.4% of net sales, for fiscal 1999 from $12.9 million, or 28.3% of net sales for fiscal 1998. This decrease was primarily the result of the mid-fiscal year 1998 closure of our Santa Barbara, California facility.

Engineering, research and development. Engineering, research and development expenses increased to $5.7 million, or 18.6% of net sales, for fiscal 1999 from $4.1 million, or 9.1% of net sales, for fiscal 1998. The increase in engineering, research and development expenses was the result of increased expenditures associated with continuing development of Entrada's existing products and future technologies.

General and administrative. General and administrative expenses decreased to $3.3 million, or 10.9% of net sales, for fiscal 1999 from $4.2 million, or 9.2% of net sales, for fiscal 1998. This decrease is the result of cost savings achieved through the consolidation of our various facilities as well as other cost reduction programs implemented mid-fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At January 31, 2000, our working capital was $189.5 million including $168.8 million of investments in marketable securities and $13.5 million in cash and cash equivalents.

The amounts included in our statement of cash flows for fiscal 2000 is not comparable to our fiscal 1999 amounts due to the inclusion of NETsilicon for less than a full year. Readers should refer to NETsilicon's annual report on Form 10-K for information concerning NETsilicon.

Our continuing operations used cash flows of $2.7 million and discontinued operating activities provided cash of $1.0 million during fiscal 2000. During fiscal 1999 we incurred a cash flow deficit of $10.8 million from continuing activities and discontinued operations provided cash of $7.4 million. The decrease in cash flows used by operations reflects a substantial decline in our net loss as well as increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventories and other current assets.

To support our anticipated growth, we expect our selling and marketing, research and development and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect.

We provided long-term equipment financing to an optical networking customer during fiscal 2000 and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at 11% per annum interest. We financed $3.3 million of receivables, including deployment expenses, during fiscal 2000 for this customer. During the fourth quarter of fiscal 2000 we exchanged $3.0 million of the then unpaid balance shares of the customer's 8% convertible preferred stock, an approximately 6% interest on a fully diluted basis. The remaining balance of the note and accrued interest of $344,000 was paid in cash. During fiscal 2000 we made sales of $5.5 million and reimbursed deployment expenses of $120,000 to this customer.

The investing activities of continuing operations during fiscal 2000 provided cash flows of $4.3 million. We received gross proceeds of $15.4 million from the sale of shares in NETsilicon in September 1999 which was offset by NETsilicon's cash at the time of sale. Our other investing activities during fiscal 2000 included $2.1 million for the purchases of capital equipment, $886,000 for software development, $3.6 million for investments in other assets and advances to our discontinued operations net of repayments received from NETsilicon of $3.4 million. During fiscal 1999 the investing activities of our continuing operations used cash flows of $2.8 million which consisted primarily of purchases of capital equipment and software development costs.

We expect our investments in property and equipment will increase to support the anticipated growth of our operations and infrastructure.

The financing activities of continuing operations during fiscal 2000 provided cash flows of $14.3 million which consisted primarily of $6.9 million in net proceeds from a private placement of our common stock and $8.2 million in proceeds from option and warrant exercises offset by preferred stock dividends paid in cash and treasury stock purchases. During fiscal 1999 the financing activities of continuing operations provided cash flows of $10.0 million which consisted primarily of $9.6 million in net proceeds from the sale of common and preferred stock.

Our continuing operations had various lines of credit totaling $15.0 million at January 31, 2000 compared to $13.0 at January 31, 1999 excluding NETsilicon's line of credit. Outstanding borrowings against these lines of credit were $6.0 million at January 31, 2000. Our various credit lines are collateralized by accounts receivable, inventory and equipment.

During fiscal 2000 we completed one sale of our common stock receiving net proceeds of $6.9 million and issued 1,048,440 shares of our common stock in conversions of preferred stock issued in prior years. At January 31, 2000 the liquidation preference of the outstanding preferred stock is $6.5 million and none of the shares are currently convertible. (See Notes I and J to the Consolidated Financial Statements contained in Part II herein.)

During fiscal 1999 we completed several private placements of our common and convertible preferred stock receiving net proceeds of $9.4 million, and issued 1,911,717 shares of our common stock in these placements and in conversions of these and other previously issued securities. (See Note I and J to the Consolidated Financial Statements contained in Part II herein.)

During fiscal 1998 we completed several private placements of our common and convertible preferred stock receiving net proceeds of $14.4 million, and issued 2,414,736 shares of our common stock in these placements and in conversions of these and other previously issued securities. (See Note I and J to the Consolidated Financial Statements contained in Part II herein.)

On March 3, 2000, our optical networking subsidiary, Sorrento Networks, Inc. completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million.

We have previously announced our plans, through an 8-K filing, to divest all or several of our operating subsidiaries. During fiscal 2000, NETsilicon completed its initial public offering and we agreed to sell our Far East business unit. We have recently entered into an agreement to merge Entrada Networks, formerly known as our Network Access business unit, with Sync Research, Inc., a public company. While we have no definitive plans at this time with respect to our other business units, we will continue to explore opportunities. We continue to operate and invest in all of our businesses pending any transactions.

We anticipate that our available cash resources, together with the proceeds of Sorrento's private placement, will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Year 2000 Compliance

We have not experienced any year 2000 compliance problems to date and we believe our products are year 2000 compliant. We are not aware that any of our customers, vendors or contract manufacturers have experienced any such problems to date. It is possible that yet undiscovered problems could severely disrupt our operations and would adversely affect our business if not properly addressed.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

The majority of our sales and expenses are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

OTHER MATTERS

See Item 3.  "Legal Proceedings" contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Our exposure to interest rate risk is the result of our need for periodic additional financing for our large operating losses and capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate.

Almost all of our sales have been denominated in U.S. dollars. A portion of our expenses are denominated in currencies other than the U.S. dollar and in the future a larger portion of our sales could also be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We attempt to minimize our currency exposure risk through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk.

We believe that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short-term financing have not had a significant impact on our sales, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short-term interest rates will not have a material adverse effect on our operating results in the future should we require debt financing in the future.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is set forth in Item 13 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On April 30, 2000, the Company's directors and executive officers were:


             Name                      Age                          Position
             ----                      ---                          --------
         Par Chadha                     45                Chief Executive Officer, Chairman, Director
         Xin Cheng, Ph.D.               44                President, Director
         Leonard Hecht                  63                Director (i)
         Rohit Phansalkar               55                Director
         Renn Zaphiropoulos             73                Director (i)
         Christopher E. Sue             37                Vice-President of Finance
         John K. Lines                  40                General Counsel, Secretary
         Arthur Trakas                  47                Executive Vice-President Worldwide Sales
         Gilbert G. Goldbeck            40                Chief Operating Officer, Entrada Networks

         (i)  member of Audit Committee and Compensation Committee

The Company's By-Laws provide that the members of the Board of Directors be elected annually by the Shareholders of the Company for one-year terms. Each director who is not an employee of the Company or its subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers.

None of our officers, except for Dr. Cheng whose employment agreement is described below, is employed for a specified term.

Par Chadha has been our Chief Executive Officer since November 1996. Mr. Chadha founded the Company in 1981 and has been a director since that time. He served as our President and Chief Executive Officer from July 1981 through May 1993, and as Chairman from July 1981 through June 1996. Mr. Chadha was a director and Chairman of Builders' Warehouse Association, Inc. from March 1995 through September 1996. He was Chairman, President and Chief Executive Officer of Oxford Acquisitions Group, Inc. from 1994 to 1998. Mr. Chadha is also a director of several privately held companies.

Xin Cheng, Ph.D., has been President and director of the Company since September 1995, and was Secretary from June 1993 to February, 1997. In January, 2000
Dr. Cheng became Chief Executive Officer and Chairman of the Board of Directors of Sorrento Networks, Inc., our optical networking subsidiary. In 1995, Dr. Cheng founded our optical networking division. From 1988 to 1990, Dr. Cheng served as Senior Staff Scientist and from 1990 to 1993 as a Director of Advanced Technology for Amoco Technology Company, a photonics technology development company and a subsidiary of Amoco Oil Corporation. While at Amoco, Dr. Cheng led their development of a WDM-based fiber optic high-resolution computer graphics link, a high-dynamic range microwave fiber optic system, a fiber optic HDTV transmission system, multiple fiber optic serial digital video transmission systems as well as other technologies. Dr. Cheng holds a Ph.D. and M.S. in Electrical Engineering from the University of California, Irvine, and a B.S. degree in Physics from Nanjing University, China.

Leonard N. Hecht has served as one of our directors since June 1996 and a director of Sorrento Networks since February 2000. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology

Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisition, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

Rohit Phansalkar has served as one of our directors since January 2000. Mr. Phansalkar is a partner of Andersen Weinroth & Co. LP. Prior to joining Andersen Weinroth, Mr. Phansalkar was the co-founder, Vice Chairman and CEO of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996 Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founder of the The India Fund, a $510 mm closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks. Mr. Phansalkar received a BS in engineering from Michigan Technological University and an MBA from Harvard Graduate School of Business.

Renn Zaphiropoulos has served as one of our directors since March, 1998. Mr. Zaphiropoulos also serves as a director of Optical Coating Laboratories, Inc. and a director and consultant to a number of private, development stage high-tech firms. Mr. Zaphiropoulos is presently an Adjunct Professor of Business at Southern Utah University and is a frequent lecturer on a variety of management subjects at the University of California at Santa Clara, Harvard Business School, Columbia University and Stanford University. Mr. Zaphiropoulos is a pioneer in the development of the electrostatic writing techniques for the production of hard copy. In 1969 he co-founded Versatec which was merged into Xerox Corporation in December 1975. He holds a B.S. in Engineering Physics and M.S. in Physics, both from Lehigh University, a Doctor of Science from Rose Hurlman Institute of Technology and a Doctor of Humanities from Southern University.

Christopher E. Sue has been our Vice President of Finance since September, 1997. From January 1996 to September 1997, he served as our Chief Financial Officer and from February, 1997 to September, 1997 and from November 1998 to March 2000 as our Secretary. In December 1995 Mr. Sue became Chief Financial Officer of Meret Communications, Inc. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant.

John K. Lines has served as our General Counsel since February 2000 and Secretary since April 2000. From March 1998 to February 2000 Mr. Lines was Senior Vice President, General Counsel and Secretary of ResortQuest International, Inc., a publicly traded resort property management company. He was General Counsel and Secretary of Insignia Financial Group, Inc., a publicly traded fully integrated real estate services company from 1994 until March 1998. He also served as Vice President and Secretary of Insignia Properties Trust from 1996 until March 1998. From May 1993 until June 1994, Mr. Lines was employed as Assistant General Counsel and Vice President of Ocwen Financial Corporation, a unitary thrift holding company. From October 1991 until April 1993, Mr. Lines was employed as Senior Attorney of Banc One Corporation in Columbus, Ohio. Prior to that Mr. Lines was in private practice with Squire Sanders & Dempsey in Columbus, Ohio.

Arthur Trakas has been our Executive Vice President of Worldwide Sales since September, 1997 and is responsible for the Company's sales efforts directed to the OEM, carrier, VAR and government segments of the networking market. Mr. Trakas joined us upon our acquisition of Rockwell Network Systems ("RNS"), which he joined in 1991 as a regional sales manager. Mr. Trakas was named Director of Sales for RNS in August, 1995. Mr. Trakas has over fifteen years of sales and management experience, focused primarily on government customers through direct sales, government systems integrators, resellers and distributors. Prior to joining RNS, Mr. Trakas was a regional sales manager at Wang Federal. Mr. Trakas holds a Bachelor of Science degree from Wheeling College.

Gilbert G. Goldbeck was appointed Chief Operating Officer, Network Access products in September 1999 and was Vice President of Finance and Operations, Network Access products since August 1998. He was the Controller for Cray Communications from 1992 to 1998 and held various financial management positions with Cray from 1986 to 1992. From 1985 to 1986 he was a financial analyst with Kiplinger Editors. From 1983 to 1985 he was an internal auditor with Dyn Corp. He is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Maryland.

Our other key employees include:

               Name                                       Position
               ----                                       ---------
         Oren Shaffer                       President and Chief Operating Officer, Sorrento Networks
         Georges Wanet, Ph.D.               Executive Vice President, Sorrento Networks
                                              President, Sorrento Networks - Europe

Oren Shaffer has served as the President and Chief Operating Officer of Sorrento Networks since March 2000 and as one of its directors since February 2000. Mr. Shaffer has served as a consultant to SBC Corporation, a U.S.-based multinational communications company, since January 2000. From 1994 to 2000, Mr. Shaffer served in various executive roles including Executive Vice President and Chief Financial Officer of Ameritech, the telecommunications company recently merged with SBC Corporation. From 1984 to 1985, Mr. Shaffer was a Sloan Fellow at the Graduate School of Business Administration at the Massachusetts Institute of Technology. Mr. Shaffer is a director of Singapore Fund, an investment fund, Sunshine Mining and Refining Company, a precious metals mining company, Taiwan Equity Fund, an investment fund, and a trustee of the Lyric Opera of Chicago.

Georges Wanet, Ph.D. has served as the Executive Vice President of Sorrento Networks, President of Sorrento Networks - Europe, and as one of its directors since February 2000. From 1991 to January 2000, Dr. Wanet was a senior manager and a member of the Group Leadership Committee of Belgacom, Belgium's national telecommunications carrier, and a director of various companies within the Belgacom Group. Dr. Wanet holds a Ph.D. in Applied Sciences and a M.S. in Telecommunications and Electronic Engineering from Brussels University. Since 1992, he has served as a professor in business strategy at the Solvay Business School of Brussels University.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth the annual compensation for both individuals who served as the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2000, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.



--------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                                           All Other
   Name and Principal      Year          Annual Compensation                Long-Term Compensation           Compen-
   Position                                                                                                  sation
                                                                                                               ($)
                                   ----------------------------------------------------------------------
                                     Salary     Bonus     Other       Restricted   Securities   Long-
                                       ($)       ($)      Annual        Stock        Under-      Term
                                                          Compen-      Award(s)      lying      Incen-
                                                          sation         ($)         Awards      tive
                                                            ($)                       (#)       Payouts
-----------------------------------------------------------------------------------------------------------------------
   Par Chadha, Chairman,   2000      230,000          0      0            0           70,000       0            0
   Chief Executive         1999      147,500          0      0            0          349,164       0            0
   Officer                 1998       60,000          0      0            0           16,667       0            0
-----------------------------------------------------------------------------------------------------------------------
   Xin Cheng,              2000      180,000      8,365      0            0          100,000       0            0
   President, Director     1999      125,031     51,066      0            0          196,183       0            0
                           1998       90,248          0      0            0           16,667       0            0
-----------------------------------------------------------------------------------------------------------------------
   Christopher E. Sue,     2000      134,904     27,947      0            0           15,000       0            0
   VP Finance              1999      103,077          0      0            0           66,665       0            0
                           1998       95,000          0      0            0                0       0            0
-----------------------------------------------------------------------------------------------------------------------
   Arthur Trakas,          2000      181,546          0      0            0           26,402       0            0
   Executive VP            1999      152,420          0      0            0           51,666       0            0
   Worldwide Sales         1998      154,146          0      0            0                0       0            0
-----------------------------------------------------------------------------------------------------------------------
   Gilbert Goldbeck,
   Chief Operating         2000      121,771          0      0            0           10,000       0            0
   Officer, Network
   Access
-----------------------------------------------------------------------------------------------------------------------




LONG-TERM INCENTIVE PLANS

         The Company has no long-term incentive plans other than the 1988 and 1997 Stock Option Plans and the 1997 Directors Stock Option Plan.

-------------------------------------------------------------------------------------------------------------------------
                                             OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------
                                    Individual Grants
---------------------------------------------------------------------------------------
        Name           Number of     % of Total    Exercise     Market       Expiration     Potential Realizable Value at
                      Securities      Options       or Base    Price on        Date         Assumed Rates of Stock Price
                      Underlying     Granted to      Price       Date                      Appreciation for Option Term (A)
                        Options      Employees      ($/Sh)     Granted
                      Granted (#)    in Fiscal                   ($/Sh)
                                       Year
                                                                                          ---------------------------------
                                                                                           0%       5% ($)       10% ($)
                                                                                          ($)
-------------------------------------------------------------------------------------------------------------------------
Par Chadha              70,000         7.01%        $ 7.11      $ 7.11     8-24-2009        0       313,001      793,206
-------------------------------------------------------------------------------------------------------------------------
Xin Cheng              100,000        10.02%        $ 7.11      $ 7.11     8-24-2009        0       447,144    1,133,151
-------------------------------------------------------------------------------------------------------------------------
Christopher E. Sue      15,000         1.50%        $11.00      $11.00      5-3-2009        0       103,768      262,968
-------------------------------------------------------------------------------------------------------------------------
Arthur Trakas           25,002         2.50%        $11.00      $11.00      5-3-2009        0       172,960      438,314
                         1,400         0.14%        $15.56      $ 8.84     11-1-2009        0             0       10,328
-------------------------------------------------------------------------------------------------------------------------
Gilbert Goldbeck        10,000         1.00%        $ 7.11      $ 7.11     8-24-2009        0        44,714      113.315
-------------------------------------------------------------------------------------------------------------------------




A) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of the Company's common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.


-------------------------------------------------------------------------------------------------------------------------
                                        AGGREGATED OPTION EXERCISES IN 2000 AND

                                             JANUARY 31, 2000 OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------
          Name            Shares        Value      Number of Securities Underlying         Value of Unexercised
                         Acquired    Realized ($)   Unexercised Options at Fiscal     In-the-Money Options at FY-End
                            on                               Year-End (#)                         ($)(A)
                         Exercise
                            (#)
                                                   --------------------------------------------------------------------
                                                     Exercisable     Unexercisable     Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------
  Par Chadha              74,834       210,037          528,499                 0         21,505,471                0
-----------------------------------------------------------------------------------------------------------------------
  Xin Cheng               47,000       124,846          303,001                 0         12,432.018                0
-------------------------------------------------------------------------------------------------------------------------
  Christopher E. Sue       3,000        92,531           31,167            40,832          1,212,281        1,682,730
-------------------------------------------------------------------------------------------------------------------------
  Arthur Trakas              --            --            37,017            39,384          1,274,809        1,576,243
-------------------------------------------------------------------------------------------------------------------------
  Gilbert Goldbeck        13,139       364,024           20,744            16,116            881,481          685,433
-------------------------------------------------------------------------------------------------------------------------






A) Options are "in-the-money" if, on January 31, 2000, the market price of the Common Stock ($49.5625) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2000, and the aggregate exercise price of such options.


EMPLOYMENT AGREEMENTS

         None of our officers, except for Dr. Cheng whose employment agreement is described below, is employed for a specified term.

         We had a four year employment agreement with Dr. Cheng ending November 23, 2003 which was subsequently superceded by a four year employment agreement with Sorrento Networks ending March 3, 2004. The agreement provides for a salary of $250,000 per year and a bonus equal to two year's base salary payable upon the fourth anniversary of his employment with Sorrento Networks. This contract may be terminated for cause and should his employment be terminated without cause Dr. Cheng is entitled to receive two years' base salary.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2000, except for one late filing of a form 4 by Dr. Cheng with respect to the exercise of 47,000 options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 30, 2000, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known to the Company to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.


 -------------------------------------------------------------------------------
                                                            Common Stock
                                                     ---------------------------
     Name of Beneficial Owner (A)                    Number of    Percentage of
                                                       Shares      Outstanding
                                                                       (1)
 -------------------------------------------------------------------------------
  Par Chadha                                          563,535 (B)        4.8%
 -------------------------------------------------------------------------------
  Xin Cheng                                           350,735 (C)        3.0%
 -------------------------------------------------------------------------------
  Leonard Hecht                                       120,417 (D)        1.0%
 -------------------------------------------------------------------------------
  Rohit Phansalkar                                    171,343 (E)        1.5%
 -------------------------------------------------------------------------------
  Renn Zaphiropoulos                                   56,251 (F)         *
 -------------------------------------------------------------------------------
  Christopher E. Sue                                   31,546 (G)         *
 -------------------------------------------------------------------------------
  Arthur Trakas                                        41,779 (H)         *
 -------------------------------------------------------------------------------
  Gilbert Goldbeck                                     20,744 (I)         *
 -------------------------------------------------------------------------------
  White Rock Capital Management, LP
  3131 Turtle Creek Blvd., Suite 800                  647,500 (J)        5.6%
  Dallas, Texas 75219
 -------------------------------------------------------------------------------
  All Directors and executive officers as a
  group                                             1,356,350           11.0%
 -------------------------------------------------------------------------------


*        Less than 1%

A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company. Except as noted the addresses for each beneficial owner is 2800 28th Street, Suite 100, Santa Monica, CA 90405.

B) Includes shares and options held in the name of R II Partners, Inc. and Rand Research Corporation and exercisable options to acquire 228,499 shares of common stock. Mr. Chadha owns, directly and indirectly, 100% of the outstanding capital stock of R II Partners, Inc. Does not include 101,137 shares and exercisable options to acquire 350,001 shares held by his wife, their two children and RT Investments, Inc., in which shares and options Mr. Chadha disclaims beneficial ownership. Mr. Chadha has neither investment nor voting power with respect to such shares and options.

C) Includes exercisable options held by Dr. Cheng to acquire 251,508 shares of common and exercisable options to acquire 51,493 shares of common stock held as custodian or trustee for minor children, as to which beneficial ownership is disclaimed.

D) Includes shares and options held in the name of Chrysalis Capital Group and exercisable options to acquire 92,086 shares of common stock. Mr. Hecht owns, directly and indirectly, 100% of the outstanding capital stock of Chrysalis Capital Group.

E) Includes 142,692 shares held in the name of FIBR Holdings, LLC and exercisable options to acquire 14,583 shares of common stock. Mr. Phansalkar is a manager of FIBR Holdings, LLC and has shared power to vote and dispose of such shares. Mr. Phansalkar disclaims beneficial ownership of the shares held by FIBR Holdings, LLC except to the extent of his beneficial ownership of the entity.

F) Includes exercisable options held by Mr. Zaphiropoulos to acquire 43,751 shares of common stock.

G) Includes exercisable options held by Mr. Sue to acquire 31,167 shares of common stock.

H) Includes exercisable options held by Mr. Trakas to acquire 37,017 shares of common stock.

I) Includes exercisable options held by Mr. Goldbeck to acquire 20,744 shares of common stock.

J) White Rock Capital Management, LP, White Rock Capital, Inc. Thomas U. Barton, and Joseph U. Barton are deemed to be the beneficial owner of 647,500 shares. This number consists of 397,000 shares held for certain institutional clients of White Rock, 59,500 shares held for the account of White Rock Partners, 185,000 shares held by SP White Rock LLC and 6,000 shares held for the account of White Rock management.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During fiscal 2000 we paid $40,000 to Renn Zaphiropoulos, director, for management consulting services rendered to us and our Optical Networking business unit.

During fiscal 1998, we made 8% demand loans totaling $165,000 to Chrysalis Capital Group which were fully repaid with interest thereon during April, 1999; the loans were collateralized by 20,408 shares of our common stock. There was no accrued and unpaid interest due us as of January 31, 1999. During fiscal 2000 and 1999, we paid $190,070 and $25,000, respectively, in fees to Chrysalis Capital Group for services rendered in connection with various amended loan and security agreements. Leonard Hecht, director, owns directly and indirectly 100% of the outstanding capital stock of Chrysalis Capital Group.

During fiscal 2000 FIBR Holdings, LLC purchased 679,483 unregistered shares of our common stock for $7,500,000. In connection with this placement Humbert B. Powell, III, a then director, received a finder's fee of $300,000. Andersen Weinroth Capital Corp. ("AW") received a placement fee of $300,000 in connection with this placement and Rohit Phansalkar, who subsequently became one of our directors, is an officer of AW. FIBR Holdings, LLC has the right to nominate one member of the Board of Directors to serve until the next annual shareholders' meeting and has the right to participate in any stock offering by our optical networking subsidiary, Sorrento Networks, Inc., to the extent of $7,500,000 subject to certain limitations. Mr. Phansalkar was nominated and joined our Board of Directors on January 6, 2000.

On March 3, 2000, our Sorrento Networks, Inc. subsidiary completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. 1,467,891 shares were purchased for $8,000,000 pursuant to the previously contracted right of participation by entities in which Mr. Phansalkar is partner or member. In addition, AW received a placement fee of $1,950,000 paid through the issuance by Sorrento of 357,799 shares of its Series A Convertible Preferred Stock. Mr. Phansalkar disclaims beneficial ownership of these shares except to the extent of his beneficial ownership of each entity. 2,697,248 shares of this placement were purchased by Telcom-SNI Investors, LLC in which Rajendra Singh, who became a director of Sorrento after the purchase, is Chairman of the Board and Chief Executive Officer of Telcom-SNI Investors, LLC. In addition, Mr. Zaphiropoulos purchased 45,872 of these shares for $250,000. Oren Shaffer, President, Chief Operating Officer and director of Sorrento purchased 91,744 of these shares for $500,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Exhibits and Consolidated Financial Statement Schedules

        1. Financial Statements: (see index to financial statements at page F-1)

           Independent Certified Public Accountants' Reports

           Consolidated Balance Sheets at January 31, 2000 and 1999

           Consolidated Statements of Operations for the Years Ended
                January 31, 2000, 1999 and 1998

           Consolidated Statements Comprehensive Income for the Years Ended
                January 31, 2000, 1999 and 1998

           Consolidated Statement of Stockholders' Equity for the Years Ended
                January 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended
                January 31, 2000, 1999 and 1998

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

           3.7      Series E Preferred Stock Certificate of Designation - (F)

           3.8      Series B Preferred Stock Certificate of Designation - (F)

           3.9      Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 - (O)

           3.10     Certificate of Amendment to the By-Laws dated January 30, 1998 - (O)

           4.1      Stock Option  Agreement by and between the  Registrant and United Jersey Bank dated as of
                    February 28, 1991-(D)

           4.2      Incentive Stock Option Plan, as amended - (G)

           4.3      1988 Stock Option Plan - (G)

           4.4      Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan -(O)

           4.5      1997 Directors Stock Option Plan - (H)

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

           10.4     Acquisition Agreement of Digital Products, Inc. dated as of July 1, 1996 (L)

           10.5     Acquisition Agreement of Cray Communications, Inc. dated as of July 1, 1996 (M)

           10.7     Share Purchase  Agreement of Asia Broadcasting and Communications Network, Ltd. dated as of
                    March 20, 1996 (N)

           10.8     Cooperation and Supply Agreement with Asia Broadcasting and Communications Network, Ltd.
                    dated as of March 21, 1997 (N)

           21       Subsidiaries of the Registrant - filed herewith

           23.1     Consent of BDO Seidman LLP - filed herewith

           23.2     Consent of Arthur Andersen & Co., L.L.P. - filed herewith

           27       Financial data schedule - filed herewith


           ----------------

           The foregoing are incorporated by reference from the Registrant's filings as indicated:

                  A        Form S-4 dated September 6, 1996
                  B        Form 10-QSB for the quarter ended July 31, 1996
                  C        Form 10-K for the year ended January 31, 1988
                  D        Form 10-K for the year ended January 31, 1993
                  E        Form S-3 dated February 25, 1997
                  F        Form 10-KSB for the year ended January 31, 1997
                  G        Proxy Statement dated May 13, 1988
                  H        Proxy Statement dated November 21, 1997
                  I        Form 10-KSB for year ended January 31, 1996
                  J        Form 8-K dated June 8, 1995
                  K        Form 8-K dated February 2, 1996
                  L        Form 8-K dated September 12, 1996
                  M        Form 8-K dated September 23, 1996
                  N        Form 8-K dated April 10, 1997
                  O        Proxy Statement dated December 1, 1999


                  ------------------

                  NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(b)     Reports on Form 8-K
        --------------------
        December 15, 2000         Private Placement of Common Shares

        February 23, 2000         Private Placement by Sorrento Networks, Inc.
                                  (a subsidiary of the Registrant) of its Series A
                                  Convertible Preferred Stock

                            OSICOM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                  ---------------
Independent Certified Public Accountants' Reports                                                    F-2 to F-3

Consolidated Balance Sheets as of January 31, 2000 and 1999                                              F-4

Consolidated Statements of Operations for the years ended
         January 31, 2000, 1999 and 1998                                                                 F-5

Consolidated Statements of Comprehensive Income for the years ended
         January 31, 2000, 1999 and 1998                                                                 F-6

Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 2000, 1999 and 1998                                                             F-7 to F-9

Consolidated Statements of Cash Flows for the years ended
         January 31, 2000, 1999 and 1998                                                                F-10

Notes to Consolidated Financial Statements                                                          F-11 to F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Osicom Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Osicom Technologies, Inc. (a New Jersey corporation) and subsidiaries (the "Company") as of January 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a foreign subsidiary which statements reflect net assets of $1,632,000 and $5,726,000 as of January 31, 2000 and 1999, respectively, and total revenues of $20,819,000, $39,039,000 and $54,850,000 for the years ended January 31, 2000, 1999 and 1998, respectively. These amounts are included in the net investment in and results of discontinued operations in the accompanying financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits, and reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended January 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP
------------------------

BDO Seidman LLP
Los Angeles, California
March 23, 2000

                                                         ARTHUR ANDERSEN

                                                      Arthur Andersen & Co.
                                                      21st Floor Edinburgh Tower
                                                      The Landmark
                                                      15 Queen's Road Central
                                                      Hong Kong


REPORT OF INDEPENDENT PUBLIC ACCOUNTS


To:  Uni Precision Industrial Limited and Subsidiaries


We have audited the accompanying balance sheets of Uni Precision Industrial Limited and Subsidiaries (the "Group), incorporated in Hong Kong, as of January 31, 1999 and 2000 and the related statements of income, cash flows, and changes in shareholders' equity for the years ended January 31, 1998, 1999 and 2000, expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of January 31, 1999 and 2000, and the results of its operations and cash flows for the years ended January 31, 1998, 1999 and 2000 in conformity with generally accepted accounting principles in the United States of America.


/s/ Arthur Andersen & Co.
-------------------------

Hong Kong,
March 3, 2000

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                   January 31, 2000      January 31, 1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                $   13,511           $     3,480
     Accounts receivable, net (Notes D and S)                                                11,639                17,164
     Inventory, net (Notes B, D and S)                                                       13,004                14,465
     Prepaid expenses and other current assets (Note N)                                       1,503                 2,480
     Investment in marketable securities (Note B)                                           168,750                     -
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                               208,407                37,589
--------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET (Notes C, D and E)                                                5,520                 6,715
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS

     Purchased technology, net (Notes A and B)                                                1,395                 1,766
     Capitalized software, net (Note B)                                                       1,773                 5,105
     Other assets (Note B)                                                                    3,337                   803
     Net investment in discontinued operations (Note A)                                       2,833                14,818
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                   9,338                22,492
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $  223,265           $    66,796
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note D)                                                            $    5,407           $    10,678
     Current maturities of long term debt (Note E)                                              721                   284
     Accounts payable                                                                         6,417                 9,022
     Due to affiliates                                                                            -                   724
     Accrued liabilities                                                                      5,882                 4,551
     Other current liabilities                                                                  494                   931
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                           18,921                26,190
--------------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations  (Notes E and G)                                 1,806                 1,748
--------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                   20,727                27,938
--------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes G and H)

STOCKHOLDERS' EQUITY (Note I)
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $6,466 including accumulated dividends                                        1                     1
     Common stock, $.30 par value; 16,667 shares authorized; 11,483 shares issued
         11,474 shares outstanding at January 31, 2000; 8,924 shares issued and
         8,844 shares outstanding at January 31, 1999                                         3,445                 2,677
     Additional paid-in capital                                                             102,418                85,183
     Accumulated deficit                                                                    (67,771)              (48,479)
     Accumulated unrealized gain on marketable securities (Note B)                          164,514                     -
     Treasury stock, at cost; 9 shares and 80 shares at January 31, 2000 and
         January 31, 1999, respectively                                                         (69)                 (524)
--------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                         202,538                38,858
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  223,265           $    66,796
==========================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------
                                                                                             Twelve Months Ended
                                                                                                  January 31
                                                                              ----------------------------------------------
                                                                                 2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                       $  68,372        $ 58,362          $ 65,811

COST OF SALES                                                                      36,590          32,477            37,078
----------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                              31,782          25,885            28,733
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                                                         16,914          15,480            16,753
     Engineering, research and development                                         11,695           9,778             7,075
     General and administrative                                                    12,753          10,315             8,597
     Other operating expenses (Note A)                                                371             372            11,489
----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                  41,733          35,945            43,914
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                      (9,951)        (10,060)          (15,181)
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                                                236             242               351
     Interest expense                                                              (1,864)         (1,325)           (1,423)
     Other income (charges)                                                            19              74              (124)
     Gain on sale of marketable securities (Note A)                                13,970               -                 -
----------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                              12,361          (1,009)           (1,196)
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                              2,410         (11,069)          (16,377)

PROVISION FOR INCOME TAXES (Note L)                                                     -               -                 -
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                            2,410         (11,069)          (16,377)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note A)
     (NET OF INCOME TAX BENEFIT (PROVISION) OF $246, -0- AND $(246))              (12,419)         (2,319)              343

ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
     (NET OF INCOME TAX PROVISION OF -0-, -0-, AND -0-) (Note A)                  (11,644)              -                 -

NET INCOME (LOSS)                                                               $ (21,653)       $(13,388)         $(16,034)
============================================================================================================================
INCOME (LOSS) PER COMMON SHARE (Note M):

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                   9,631           7,673             4,987

         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing operations                                                    0.17           (1.69)            (3.32)
            Discontinued operations                                                 (2.50)          (0.30)             0.07
----------------------------------------------------------------------------------------------------------------------------
         BASIC NET INCOME (LOSS) PER COMMON SHARE                               $   (2.33)       $  (1.99)         $  (3.25)
============================================================================================================================

     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                  10,605           7,673             4,987
         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing operations                                                    0.15           (1.69)            (3.32)
            Discontinued operations                                                 (2.27)          (0.30)             0.07
----------------------------------------------------------------------------------------------------------------------------
         DILUTED NET INCOME (LOSS) PER COMMON SHARE                             $   (2.12)       $  (1.99)         $  (3.25)
============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Twelve Months Ended
                                                                                                   January 31
                                                                                --------------------------------------------
                                                                                    2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST
OF THE FOLLOWING:

     Net income (loss)                                                           $   (21,653)     $ (13,388)      $ (16,034)

     Change in unrealized gains on marketable securities                             164,514              -               -
----------------------------------------------------------------------------------------------------------------------------

NET COMPREHENSIVE INCOME (LOSS)                                                  $   142,861      $ (13,388)      $ (16,034)
============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 2000

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                     COMMON          PREFERRED    ADDITIONAL                TREASURY     ACCUMULATED     TOTAL
                                     STOCK            STOCK        PAID IN   ACCUMULATED     STOCK       UNREALIZED   STOCKHOLDERS'
                                 Shares   Amount  Shares  Amount   CAPITAL     DEFICIT   Shares Amount      GAIN         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1999              8,924  $2,677      12    $  1    $ 85,183   $(48,479)    80  $(524)    $     -       $ 38,858

Common stock placements,
     net (Note J)                    679     204                       6,658                                               6,862

Preferred stock conversions
     (Note I)                      1,048     314      (7)      -        (314)                                                  -

Stock option and
     warrant exercises
     (Notes J and K)                 820     246                       8,298               (16)   119                      8,663

Expenses paid with stock
     issuances                         3       1                          58               (75)   489                        548

Costs attributed to
     stock issuances                                                     (81)                                                (81)

Treasury stock purchases                                                                    20   (153)                      (153)

Unrealized gains on
     available for sale
     securities (Note B)                                                                                  164,514        164,514

Pre-acquisition deficit and
     additional paid in capital
     related to former subsidiary
     (Note A)                                                          2,433      3,028                                    5,461

Deemed dividend
     (Note I)                                                            103       (103)                                       -

Dividends paid                         9       3                          80       (564)                                    (481)

Net loss                                                                        (21,653)                                 (21,653)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2000             11,483  $3,445       5    $  1    $102,418   $(67,771)     9  $ (69)   $164,514       $202,538
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1999

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)


---------------------------------------------------------------------------------------------------------------------------------
                                        COMMON          PREFERRED      ADDITIONAL                    TREASURY           TOTAL
                                        STOCK             STOCK         PAID IN     ACCUMULATED       STOCK         STOCKHOLDERS'
                                   Shares    Amount   Shares  Amount    CAPITAL       DEFICIT    Shares    Amount      EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1998               6,896    $2,069        6     $ 1      $74,003    $(33,331)       3      $ (22)    $ 42,720

Common stock placements,
     net (Note J)                     636       191                         1,798                                        1,989

Preferred stock placements,
     net (Note I)                                          8       1        7,419                                        7,420

Preferred stock conversions
     (Note I)                       1,133       340       (2)     (1)        (339)                                           -

Debenture conversions
     (Note F)                         143        43                           367                                          410

Stock option exercises                 20         6                           142                                          148

Stock issued in connection
     with acquisitions
     (Note A)                          50        15                           (15)                                           -

Expenses paid with stock
     issuances (Note J)                46        13                           399                   (8)        67          479

Costs attributed to
     stock issuances                                                          (86)                                         (86)

Cashless option exercises                                                    (265)                                        (265)

Treasury stock purchases                                                                            85       (569)        (569)

Deemed dividend
     (Note I)                                                               1,760      (1,760)                               -

Net loss                                                                              (13,388)                         (13,388)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1999               8,924    $2,677       12     $ 1      $85,183    $(48,479)      80      $(524)    $ 38,858
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES
For the Year Ended January 31, 1998

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)




---------------------------------------------------------------------------------------------------------------------------------
                                        COMMON          PREFERRED      ADDITIONAL                    TREASURY           TOTAL
                                        STOCK             STOCK         PAID IN     ACCUMULATED       STOCK         STOCKHOLDERS'
                                   Shares    Amount   Shares  Amount    CAPITAL       DEFICIT    Shares    Amount      EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1997               3,659    $1,098       42     $ 1      $49,246    $(17,297)       1      $(178)    $ 32,870

Common stock placements,
     net (Note J)                     952       286                         6,694                                        6,980

Preferred stock placements,
     net (Note I)                                          8       1        6,174                                        6,175

Preferred stock conversions
     and assigned calls, net
     (Note I)                       1,462       439      (44)     (1)        (438)                                           -

Stock option exercises                 23         7                            72                                           79

Stock issued in connection
     with acquisitions
     (Note A)                         373       112                         4,678                                        4,790

Stock issued in connection
     with investments
     (Note J)                         272        82                         7,358                                        7,440

Expenses paid with stock
     issuances (Note J)               108        31                           572                                          603

Stock issued for debt                  46        14                           355                                          369

Costs attributed to
     stock issuances                                                         (199)                                        (199)

Cashless warrant exercises
     (Note J)                           2         1                        (2,326)                                      (2,325)

Common shares subject to
     cash put by holders at
     January 31, 1997 (Note A)                                              1,994                                        1,994

Treasury stock purchases                                                                             3        (22)         (22)

Treasury stock
     cancelation                       (1)       (1)                         (177)                  (1)       178            -

Net loss                                                                              (16,034)                         (16,034)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1998               6,896    $2,069        6     $ 1      $74,003    $(33,331)       3      $ (22)    $ 42,720
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                                     YEAR ENDED JANUARY 31,
                                                                                             ---------------------------------------
                                                                                                2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) from continuing operations                                          $  2,410       $(11,069)      $(16,377)
------------------------------------------------------------------------------------------------------------------------------------
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
                 Intangible assets valuation allowances (Notes A and B)                         1,742              -          8,530
                 Depreciation and amortization                                                  4,624          3,274          2,383
                 Accounts receivable and inventory reserves                                     2,674          2,364          2,589
                 Account and note receivable recoveries                                             -              -            157
                 Expenses paid through issuances of securities                                    548            479            214
                 Gain on sale of marketable securities                                        (13,970)             -              -
            Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
                      (Increase) decrease in accounts receivable                                 (839)        (5,592)         1,218
                      (Increase) decrease in inventories                                       (3,963)          (869)        (1,834)
                      (Increase) decrease in other current assets                              (1,196)           300           (905)
                      Increase (decrease) in accounts payable                                   1,942            199            609
                      Increase in accrued expenses                                              3,729             18            758
                      Increase  (decrease) in other current liabilities                          (437)           129            111
------------------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                   (2,736)       (10,767)        (2,547)
            NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                953          7,398           (484)
------------------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                              (1,783)        (3,369)        (3,031)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                                      (2,133)        (1,614)        (3,351)
       Software development costs (Note B)                                                       (886)        (2,048)        (4,131)
       Purchase of other assets (Note B)                                                       (3,597)          (656)            50
       Other receivables (Note J)                                                                 557          1,443         (2,000)
       Cash received for sale subsidiary in excess of cash disposed (Note A)                   13,717              -              -
       Advances to affiliates, net of repayments (Note A)                                      (3,371)            97            627
       Investing activities of discontinued operations                                         (5,519)          (952)        (1,791)
------------------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                              (1,232)        (3,730)       (10,596)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock (Note J)                                         6,862          1,989          8,259
       Proceeds from issuance of convertible preferred stock (Note I)                               -          7,420          6,175
       Proceeds from stock option and warrant exercises (Notes J and K)                         8,165            148             51
       Proceeds from issuance of short-term debt, net of repayments (Note D)                     (690)           873          1,306
       Proceeds from long-term debt (Note E)                                                      988            362            126
       Repayment of long-term debt (Note E)                                                      (266)           (89)          (765)
       Debt issued in acquisitions net of payments                                                  -              -         (3,279)
       Repayment of liability due on cashless warrant exercise (Note J)                             -              -         (1,567)
       Dividends paid                                                                            (481)             -              -
       Treasury stock purchases                                                                  (153)          (569)           (22)
       Other                                                                                      (81)           (86)          (183)
       Financing activities of discontinued operations                                         (1,298)          (891)         2,067
------------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                          13,046          9,157         12,168
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               10,031          2,058         (1,459)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 3,480          1,422          2,881
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $ 13,511       $  3,480       $  1,422
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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


         Osicom Technologies, Inc. (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in Annapolis Junction, Maryland, San Diego, California and Santa Monica, California. In addition, we have various sales offices located in the United States and Europe. Our former discontinued Far East operation has facilities in China. Our former subsidiary, NETsilicon, Inc., is located in Waltham, Massachusetts. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

         The accompanying consolidated financial statements are the responsibility of the management of the Company.


A.       THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

         The Company, incorporated in New Jersey on July 7, 1981, operates as a holding company for its various subsidiaries and their divisions, more fully described below. The companies and assets acquired have been integrated in accordance with product lines: Optical Networking products (which includes Sorrento Networks), Network Access products (doing business as Entrada Networks), and NETsilicon, Inc. (formerly Embedded Networking Solution products). For reference purposes acquired businesses have been identified by legal entity, which is not indicative of the organizational integration of the operations of the Company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

         OPTICAL NETWORKING - This segment consists of Sorrento Networks ("Sorrento"), Meret Communications, Inc. ("Meret" doing business as Meret Optical Communications), and Sciteq Communications, Inc. ("Sciteq"). Sorrento develops and markets metropolitan optical networking systems that are used in both interoffice and access networks. Meret designs, manufactures, and markets distance extension networking equipment. Sciteq designs and markets products based on radio frequency synthesis technologies.

          NETWORK ACCESS - This segment is currently doing business as Entrada Networks and consists of Osicom Technologies, a Delaware corporation (formerly known as Cray Communications, Inc., "Cray"), Rockwell Network Systems ("RNS", a division of Cray), and Distributed Systems International, Inc. ("DSI"). Entrada Networks develops, manufactures and markets an extensive range of communications products and systems for remote access and internetworking markets.

         To reflect the decline in net realizable value of purchased assets as the result of changing market conditions Entrada Networks recorded, as other operating expense, a reduction to the net book value of purchased technology of $4,643 during the quarter ended July 31, 1997.

         NETSILICON - This segment consists of NETsilicon, Inc. ("NSI"). On September 15, 1999 NSI completed an initial public offering in which 6,037,500 shares of its common stock were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22,249 and we received net proceeds of $15,382. In

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


addition, NSI repaid advances due us of $5,884. In connection with this offering, our remaining 55.4% interest became non-voting shares. Accordingly, the accompany financial statements reflect the results of NSI through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security. Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value as reported on Nasdaq reported as a separate element of stockholders' equity and is included in the computation of comprehensive income. Balances due from and to NSI are included in "due from affiliates" and "due to affiliates" in the accompanying balance sheets.

         DISCONTINUED OPERATIONS - Our Far East business unit, which includes Uni Precision Industrial Limited ("FED"), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 of a plan to sell this division. As of January 31, 2000, we agreed to sell FED to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to FED and a $3,000 non-voting redeemable preferred security to be issued at closing. This security is redeemable for $3,000 in the event of a sale, public offering, or debt or equity financing by FED in excess of $7,500 and has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at January 31, 2000, and the January 31, 1999 balance sheet has been restated to conform with the current year's presentation.

         During the year ended January 31, 2000, we recorded a reduction to the estimated realizable value of the net assets of this discontinued operation of $11,644 which has been separately presented as the estimated loss on the disposal of discontinued operations in the accompanying income statement. Net assets of discontinued operations at January 31, 2000 and 1999 consist of:

                                                                   2000                 1999
                                                                 --------             --------
                  Cash                                             $    398           $ 2,315
                  Accounts receivable, net                            2,862             5,316
                  Inventory, net                                      2,135             3,228
                  Other current assets                                  367               361
                  Property, plant and equipment, net                  7,962             9,309
                  Excess cost over net assets acquired                    -             6,261
                  Other non-current assets                              342             8,832
                                                                    -------           -------
                      Total assets                                   14,066            35,622
                                                                    -------           -------
                  Accounts payable and other current liabilities      4,444            14,355
                  Short-term debt                                       791             4,537
                  Long-term debt, current portion                       448               392
                  Long-term debt, non-current portion                   918             1,142
                  Deferred income taxes                                   -               378
                  Intercompany payable                                5,833                 -
                                                                    -------           -------
                      Total liabilities                              12,434            20,804
                                                                    -------           -------
                      Net assets to be disposed of                    1,632            14,818
                  Less: valuation adjustment                         (1,632)                -
                                                                    -------           -------
                                                                          -            14,818
                  Recoverable receivable                              2,833                 -
                                                                    -------           -------
                      Net investment in discontinued operations     $ 2,833           $14,818
                                                                    =======           =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


         Operating results of this discontinued operation for the year ended January 31, 2000 are shown separately in the accompanying income statement. The income statements for the years ended January 31, 1999 and 1998 have been restated to conform to the current year's presentation. The operating results of this discontinued operation for the years ended January 31, 2000, 1999 and 1998 consist of:

                                                                      2000              1999              1998
                                                                   --------          --------          -------
                  Net sales                                        $ 20,819           $39,039          $54,850
                  Gross profit                                        5,022             9,156            8,410
                  Income (loss) from operations                     (11,948)           (1,876)             639
                  Net income (loss)                                 (12,419)           (2,319)             343

         Cash flows of this discontinued operation for the year ended January 31, 2000 are shown separately in the accompanying statement of cash flows. The cash flow statements for the years ended January 31, 1999 and 1998 have been restated to conform to the current year's presentation. The cash flows provided by (used in) this discontinued operation for the years ended January 31, 2000, 1999 and 1998 consist of:

                                                                      2000              1999             1998
                                                                    --------          --------         --------
                  Operating activities                             $   953            $7,398          $  (484)
                  Investing activities                              (5,519)             (952)          (1,791)
                  Financing activities                              (1,298)             (891)           2,067


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The balance sheets and the consolidated statement of operations for the years ended January 31, 2000 and 1999 and the consolidated statement of operations for the year ended January 31, 1998 reflect the accounts of Osicom and all subsidiaries controlled by Osicom after the elimination of significant intercompany transactions and balances. The consolidated statement of operations for the year ended January 31, 2000 includes the results of NSI through September 15, 1999 after which date Osicom no longer controlled NSI. (See Note A). The consolidated group is referred to individually and collectively as the "Company," "We," "Our," or "Us".

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

         ACCOUNTS AND NOTES RECEIVABLE - In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. We generally do not require collateral from our customers.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


         INVENTORY - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2000 and 1999 consist of:

                                                                   2000             1999
                                                                 --------         --------
                  Raw material                                   $ 9,024           $ 9,547
                  Work in process                                  3,677             5,430
                  Spare parts                                        141               190
                  Finished goods                                   4,232             2,787
                                                                --------           -------
                                                                  17,074            17,954
                  Less: Valuation reserve                         (4,070)           (3,489)
                                                                --------          --------
                                                                 $13,004          $ 14,465
                                                                ========          ========

         MARKETABLE SECURITIES - Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investment in NETsilicon is classified as available for sale and is carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At January 31, 2000 marketable securities were as follows:

                  Unamortized cost                               $  4,236
                  Unrealized gain                                 164,514
                                                                 --------
                  Fair value                                     $168,750
                                                                 ========

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Useful lives for property and equipment range from 3 to 15 years. Depreciation of land improvements and buildings is computed using the straight-line method over 39 years.

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

         Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. We measure impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

         SOFTWARE DEVELOPMENT - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------



that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2000, 1999 and 1998 was $1,841, $865 and $454, respectively, over 3 to 5 years. Accumulated amortization was $1,125 and $1,085 as of January 31, 2000 and 1999, respectively.

         The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. During the quarter ended January 31, 2000 we recorded a reduction to the net book value of our capitalized software development costs of $1,742, recorded as engineering expense, to reflect the decline in the net realizable value of these assets as a result of changing market conditions. During the quarter ended July 31, 1997, the Company recorded a reduction to the net book value of its capitalized software development costs of $2,719, recorded as other operating expense, to reflect the decline in the net realizable value of these assets as the result of changing market conditions.

         PURCHASED TECHNOLOGY - Technology assets were acquired in connection with the acquisitions of Cray, its RNS division and Sciteq. These assets were analyzed during and after the close of the related acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $1,251 and $880 at January 31, 2000 and 1999, respectively.

         We assess the recoverability of purchased technology primarily by determining whether the amortization of the net book value of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, of the net book value of the excess cost over net assets acquired is measured by determining the fair value of these assets primarily based on projected discounted future operating cash flows from the purchased technologies using a discount rate commensurate with our cost of capital. During the quarter ended July 31, 1997, Cray and RNS recorded reductions to the net book value of purchased technology of $4,643 to reflect the decline in the fair value of these assets as the result of changing market conditions. This reduction has been recorded as other operating expense.

         RESEARCH AND DEVELOPMENT - We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs". Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain. In-process research and development purchased by us includes the value of products and processes in the development stage and have not reached technological feasibility; this amount is expensed at the date of purchase.

         OTHER INTANGIBLE ASSETS (LOAN COSTS AND CUSTOMER LISTS) - Loan costs represent legal and other costs associated with loans and are amortized on a straight-line basis over the life of the loan. Customer lists were amortized on a straight-line basis over their estimated economic life (5 years); as a result of changing market conditions we recorded a reduction to the net book value of our customer list of $812 to reflect the decline in the net realizable value of this asset and there is no remaining cost after this reduction. This reduction has been recorded as an other operating expense during fiscal 1998.

         OTHER INVESTMENTS - Other investments, included in other assets, include non-marketable securities held in other companies including a privately held competitive local exchange carrier. During the fourth quarter of fiscal 2000 we exchanged $3,000 of trade receivables due us from this customer for 333,334 shares of its convertible preferred stock, a 5.9% equity interest on a fully diluted basis. These shares are entitled to a cumulative preferred dividend of $240 per year, are entitled to nominate one member to the customer's board of directors, vote as part of single class for

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


one member of its board of directors and are convertible into 333,334 shares of its common stock.

         During fiscal year 2000 we made sales of $5,496 to this customer of our optical networking business unit under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $3,328 of receivables, including deployment expenses of $120, during fiscal 2000 for this customer and $3,000 of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344,000 was paid in cash.

         REVENUE RECOGNITION - We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

         WARRANTY AND CUSTOMER SUPPORT - We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

         INCOME TAXES - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note L).

         ADVERTISING - We expense advertising expenditures as incurred. Advertising expenses consist of allowances given to customers as well as direct expenditures.

         INCOME AND LOSS PER COMMON SHARE - In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for period ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note M). This statement also requires restatement of all prior-period EPS data presented. The adoption had no effect on the calculation of EPS. Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 1999 and 1998 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-3 stock split effective July 24, 1998.

         FOREIGN CURRENCY TRANSLATION - Our foreign operations have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation". For the periods presented the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments would have been included as a separate component of stockholders' equity had such

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


adjustments been material. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

         STOCK-BASED COMPENSATION - We account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note K).

         DERIVATIVE INSTRUMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes standards for accounting for derivatives and hedging instruments of which we currently have none. We do not expect the adoption of SFAS No. 133 to have a material effect, if any, on our financial position or results of operations.

         COMPUTER SOFTWARE FOR INTERNAL USE - The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The adoption of SOP 98-1 had no effect on our financial position or results of operations.

         START-UP COSTS - Statement of Opinion 98-5, "Reporting on the Costs of Start-up Activities," is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which under this SOP must be expensed as incurred. The adoption of SOP 98-5 had no effect on our financial position or results of operations.


C.       PROPERTY AND EQUIPMENT

         Property and equipment of the Company consisted of the following components as of January 31, 2000 and 1999:

                                                                                      2000              1999
                                                                                     ------             -----
                  Manufacturing, engineering and plant equipment and software        $ 20,397         $ 23,109
                  Office furniture and fixtures                                         1,936            2,048
                  Land and building                                                     1,779            1,779
                  Leasehold and building improvements                                     919            1,015
                                                                                     --------         --------
                    Total property and equipment                                       25,031           27,951
                  Less: Accumulated depreciation                                      (19,511)         (21,236)
                                                                                     --------         --------
                    Net book value                                                   $  5,520         $  6,715
                                                                                     ========         ========

         Depreciation expense for fiscal 2000, 1999 and 1998 was $2,413, $2,038 and $1,301, respectively.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


D.       SHORT TERM DEBT

         Short term debt at January 31, 2000 and 1999 consisted of the following:

                                                                                                  2000           1999
                                                                                                --------       --------
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of Meret; weighted
                    average interest rate for the year ended January 31, 2000 was 13.2%          $3,143        $ 2,898
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of Cray; weighted average
                    interest rate for the year ended January 31, 2000 was 13.4%                   2,264          4,550
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of NSI; weighted average
                    interest rate for the period ended September, 2000 was 12.9%                      -          3,192
                  Floating interest rate loan (1% over bank's base lending rate)
                    secured by accounts receivable and a director's personal
                    guarantee; weighted average interest rate for the year ended
                    January 31, 2000 was 10.1%                                                                      38
                                                                                              ----------      --------
                                                                                                 $5,407        $10,678
                                                                                              ==========      ========


         Meret has a line of credit of $8,000 from Coast Business Credit ("Coast"); the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. Osicom has guaranteed this line to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (11.0% at January 31, 2000). In addition, we issued to Coast warrants to purchase shares of our common stock at the then market prices at funding: 3,334 shares of our common stock at $10.02 per share expiring June 11, 2000 and 13,334 shares of our common stock at $15.94 per share expiring June 1, 2001 ( See Note
J). Advances are limited to 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $2,000; this line also provides for a $500 letter of credit sub-line. The agreement automatically renews for successive one year terms on a continuous basis at February 1st of each year unless terminated by written notice of either party or by default. Additionally, the agreement provides for term loans more fully described in Note E. The highest amount outstanding was $4,838 and $6,346 during fiscal years 2000 and 1999, respectively. The average amount outstanding was $3,274 and $2,938 during fiscal years 2000 and 1999, respectively.

         Entrada Networks has a line of credit of $7,000 from Coast; the line of credit is collateralized by substantially all the assets of Cray and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 11.0% at January 31, 2000. The agreement automatically renews for successive one year terms on a continuous basis at February 1st of each year unless terminated by written notice of either party or by default. The highest amount outstanding was $5,283 and $4,730 during fiscal years 2000 and 1999, respectively. The average amount outstanding was $4,156 and $4,059 during fiscal years 2000 and 1999, respectively.

         NSI has a line of credit of $5,000 from Coast; the line of credit is collateralized by substantially all the assets of NSI. Advances are limited to 80% of eligible receivables and 45% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 10.75% at September 15, 1999. The agreement expires February 1, 2001. NSI reduced its borrowings under this line of credit to $1,000 with a portion of the proceeds of its initial public offering. The highest and average amounts outstanding were $4,021 and $3,314 during the period ended September 15, 1999. The highest amount and average amounts outstanding were $3,478 and $2,615 during the year ended January 31, 1999.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------




         Osicom had a revolving demand loan agreement with Banca di Roma which provided for interest at 1% above the bank's base lending rate, which was 8.75%, at April 30, 1999 when the loan was paid in full. The line of credit was collateralized by accounts receivable and personally guaranteed by one of our directors. The highest amount outstanding was $38 and $219 during fiscal 2000 and 1999, respectively. The average amount outstanding was $9 and $153 during fiscal 2000 and 1999, respectively.

         Osicom had a $2,500 short term loan from a group of private investors with interest at 1.25% per month and a loan fee of $250 which was due August 31, 1999 and September 30, 1999. Principal of $1,400 and the loan fee was repaid during August and September, 1999. The remaining balance of $1,100 was converted into 125,000 shares of common stock on September 30, 1999 through the exercise of a warrant. Weighted average interest rate on this loan was 34.8%.

         The Company is in compliance with its debt covenants at January 31, 2000.


E.       LONG TERM DEBT

         Long term debt at January 31, 2000 and 1999 consisted of the following:

                                                                                        2000                  1999
                                                                                      --------              --------
                  Variable rate 30 year mortgage note payable (5.5% over
                    LIBOR rate); interest rate at January 31, 2000 was 11.6%          $ 1,303               $ 1,312
                  Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
                    interest rate for year ended January 31, 2000 was 11.0%               225                    -
                  Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Cray;
                    interest rate for year ended January 31, 2000 was 11.0%               345
                  Obligations under finance leases (See Note G)                           654                   720
                                                                                      -------               -------
                                                                                        2,527                 2,032
                  Less: Current portion                                                   721                   284
                                                                                      -------               -------
                                                                                      $ 1,806               $ 1,748
                                                                                      =======               =======

         On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, adjusted bi-annually. Monthly principal and interest payments are $13. The interest rate at January 31, 2000 was 11.6%. Net book value of the property securing this mortgage was $1,653 and $1,683 at January 31, 2000 and 1999, respectively.

         Long term debt including capitalized leases at January 31, 2000 is payable by year as follows:

                  2002                                             $  721
                  2003                                                369
                  2004                                                119
                  2005                                                 51
                  2006                                                 12
                  2007 and later                                    1,255
                                                                   ------
                                                                   $2,527
                                                                   ======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


F.       DEBENTURES PAYABLE

         At January 31, 2000, no debentures remained outstanding. We have issued 873,121 shares of our common stock in conversions of these securities and accrued interest thereon including 143,115 during the year ended January 31, 1999. We had the right to call the debentures prior to conversion at 90% of face value and had the right to assign this call option. The debentures bore interest at 8% beginning specified periods after date of issue payable in our common shares. The debentures were convertible at the average closing price as reported by Nasdaq for the five preceding business days not to exceed $18.00 per share. Including the 2.5% commission imputed on these placements the effective annualized interest rate on these securities for the period they were outstanding was approximately 13%.


G.       LEASES AND OTHER COMMITMENTS

         Rental expense under operating leases was $1,533, $1,733 and $1,729 for the years ended January 31, 2000, 1999 and 1998, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2000:

                                                                               Capital        Operating
                                                                               Leases          Leases
                                                                              ------          ---------
                  2001                                                         $ 385          $  741
                  2002                                                           222             504
                  2003                                                            92             480
                  2004                                                            42             840
                  2005                                                             -               -
                                                                              ------          -------
                                                                                 741          $2,565
                                                                                              =======
                  Less: Amount representing interest                             (87)
                                                                               -----
                  Present value of minimum annual rentals                      $ 654
                                                                               =====


         The net book value of equipment under capital leases was $734 and $739 at January 31, 2000 and 1999, respectively.

         In November, 1999, we entered into a four year employment agreement with our President which was subsequently superceded by a four year employment agreement with Sorrento in March, 2000. The agreement provides for a salary of $250,000 per year and a bonus equal to two year's base salary payable upon the fourth anniversary of his employment with Sorrento Networks. This contract may be terminated for cause, and should his employment be terminated without cause, Dr. Cheng is entitled to receive two years' base salary.

         Under the terms of a purchase agreement as of May 31, 1995, we are obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of the acquired product line, for each of the five years subsequent to the acquisition date or through May 31, 2000. As of January 31, 2000, no liability related to this additional consideration has been incurred as the target net revenues have not been met.


H.       LITIGATION

         In August, 1999, a consolidated class action complaint was filed in the United District Court for the Central District of California against the Company and certain present and former officers and directors. The consolidated

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

complaint generally alleges that, during the purported class action period, the defendants made false and misleading public statements related to a contract entered into by our former discontinued Far East business unit with a Japanese customer. The consolidated complaint asserts that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-6 promulgated thereunder, as well as state common law. The consolidated complaint does not specify an amount of damages. We are defending the class action vigorously. An unfavorable outcome in such litigation could have a material adverse affect on our financial condition and results of operations.

         We and our subsidiaries are involved in various other legal proceedings and claims incidental to the normal conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, the results of operations or cash flows.


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

         The Company has outstanding the following shares of preferred stock:

                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       -----------

                  Series A                           2,500              $1            $2,500
                  Accrued, unpaid dividends                                            1,113
                  Series D                           2,853               -             2,853
                                                     -----             ---            ------
                                                     5,353              $1            $6,466
                                                     =====             ===            ======

         The Series A Convertible Preferred stock was issued in August, 1992 in exchange for $2,500 of trade debt. The preferred stock was ascribed a value of $250 based on the estimated market value of our common stock. The preferred stock accrues cumulative dividends at 6% and is convertible into common stock
(i) at the option of the holder at the market price of our common stock provided the market price is equal to or exceeds $202.50, and (ii) at the option of the Company at 110% of the market price our common stock. In no event shall a conversion result in the holder having more than 49% of our outstanding common stock. The shares of preferred stock are redeemable at our option at $1,000 per share. At January 31, 2000, there was $1,113 of cumulative preferred stock dividends accrued and unpaid.

         In January 1997, we issued 1,000 shares of Series B preferred stock, valued at $1,656, with a $2 liquidation value in full satisfaction of the then outstanding loan. Holders of Series B preferred stock were not entitled to vote nor receive dividends. The Series B preferred stock was convertible into common shares of the Company at the

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

average closing price as reported by Nasdaq for the five preceding trading days ("market value"). We issued 274,888 shares of its common stock in complete conversion of the Series B preferred stock in June, 1998.

         In May 1998, we issued 8,000 shares of Series C preferred stock with a $1 liquidation value receiving net proceeds of $7,420. The Series C preferred stock, as revised, did not bear dividends and the holders were not entitled to vote. Each share of Series C preferred stock was convertible into common shares beginning 90 days from issuance. The conversion price was the lesser of (i) 86% of the average of the three lowest closing bid prices for our common stock during the 22 trading days immediately prior to conversion, (ii) $23.97, and for conversions after November 10, 1998, (iii) $5.81 (the average closing bid price for our common stock for the 22 trading days immediately prior to November 10,
1998). In no event shall a conversion result in a holder owning, to deemed to beneficially own, at the date of the conversion more than 4.99% of our then issued and outstanding common stock. We had the right to redeem any outstanding Series C preferred shares at 116.28% of face value if the average closing bid price for the common stock is less than $10.50 during any consecutive ten trading days. The Company issued 857,766 shares of its common stock in conversions of 1,945 shares of the Series C preferred stock during the year ended January 31, 1999.

         We recorded a deemed dividend of $1,459 during the quarters ended
July 31 and October 31, 1998 with respect to the Series C preferred stock. This amount represents the difference between the liquidation value of the Series C preferred stock and the estimated market value of the common shares issuable upon conversion as of the issue date of the Series C preferred shares assuming that all such shares were convertible beginning 90 days from issuance. We also paid dividends in cash of $481 during the year ended January 31, 2000 with respect to the Series C preferred stock.

         In November, 1998, we assigned to an unrelated party the right to redeem 2,000 shares of the Series C preferred stock. The assignee redeemed the shares for $2,500. In consideration for the assignee's acceptance of new terms with respect to conversion and other features of the Series C preferred stock, we issued an additional 500 shares of Series C preferred stock to the assignee and three year warrants exercisable at $10.66 to acquire 70,000 shares of common stock. The modified Series C stock is convertible at the lesser of (i) 86% of the average closing bid price for the common stock for the five days prior to conversion, and (ii) $8.528. After registration of the underlying common stock the Series C preferred stock is convertible at multiple intervals over 150 days.

         The remaining 355 shares of Series C preferred stock held by the redeemed shareholder were modified to provide for a fixed conversion price of $5.81 and received a three year warrant exercisable at $10.66 to acquire 20,000 shares of common stock. The warrant was exercised during January, 2000 and we received net proceeds of $213.

         We recorded a deemed dividend of $301 during the quarter ended January 31, 1999 with respect to the assigned redemption and modification of terms of the Series C preferred stock and an additional $103 was recorded during the quarters ended April 30 and July 31, 1999. The total amount of $404 represents the estimated value of the warrants issued, the estimated market value of the common shares issuable upon conversion of the 500 shares of Series C issued to the assignee in excess of the face value, and the excess of the redemption payment received by the original holder and the original face value plus the previously recognized deemed dividend. We also paid a dividend of $83 through the issuance of 9,402 shares of our common stock.

         All of these revised Series C preferred shares were converted prior to January 31, 2000; an aggregate of 1,906,206 shares of our common stock have been issued in conversions of these Series C preferred shares of which 1,048,440 shares were issued during the year ended January 31, 2000.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

         In July 1996, we issued 10,000 shares of a prior Series C preferred stock with a $1 liquidation value; we had the right to call the shares prior to conversion at 90% of conversion value and had the right to assign the call option. Holders of Series C preferred stock are not entitled to vote. During the fourth quarter of fiscal 1997 we issued 6,738 shares of Series C preferred stock in exchange for convertible securities previously outstanding. The Series C preferred stock bore a cumulative 8% annual dividend payable quarterly; such dividend is payable at the Company's option in either cash or common stock at then market value. Each share of Series C preferred stock was convertible into common shares at the lesser of $18.00 or the then market value at (i) the option of the holder beginning 40 days from issuance or (ii) at the option of the Company beginning after June 30, 1997. In no event shall a conversion result in a holder owning, or deemed to beneficially own, more than 4.99% of the then issued and outstanding common stock of the Company. All of these Series C preferred shares were converted prior to January 31, 1998; an aggregate of 673,948 shares of our common stock have been issued in conversions of these Series C preferred shares of which 442,887 shares were issued during the year ended January 31, 1998.

         In June 1996, we issued 2,853 shares of Series D preferred stock with a $1 liquidation value in connection with our acquisition of Cray; we have the right to redeem the shares prior to conversion at 100% of conversion value. Holders of the Series D preferred stock are not entitled to vote and the shares bear no dividends. Each share of Series D preferred stock is convertible into common stock at the then market value. The shares are being held in escrow pending resolution of acquisition contingencies including any income tax liabilities resulting from corresponding federal and state income tax liabilities which result from the resolution of an Internal Revenue Service audit of the years ended April 30, 1993 and 1994, any federal or state taxes for periods ended prior to our acquisition of Cray and all liabilities including funding deficits related to a terminated defined benefit pension plan of Cray. Payments by the seller towards these liabilities will have no effect on the Company's financial results and payments, if any, by us will reduce the face value of the preferred stock.

         During the year ended January 31, 1997, we issued 9,248 shares of Series E preferred stock with a $.01 par value and a $1 liquidation value. During the quarter ended April 1997 we issued 8,053 shares of Series E preferred stock receiving net proceeds of $6,175 including $1,216 from the sale of an assigned call of previously outstanding Series C preferred stock. In connection with this placement a then director of the company received a finder's fee of $254. The Series E preferred stock did not bear dividends, had voting rights on an "as converted into common share basis", and was not convertible for 180 days from issuance, was subject to mandatory conversion no later than December 31, 2000, and the market value for purposes of conversion into common shares is limited to a maximum of the stated conversion price (varying from $27.75 to $33.75 per common share) and a minimum of $12.00 per common share. We had the right to call these shares at 90% of the then outstanding face amount if the market value at which the shares would convert into common stock was less than or equal to $30.00 per common share. An aggregate of 1,156,899 shares of our common stock were issued in conversions of these securities of which 977,012 were issued during the year ended January 31, 1998.

         In July 1996, we issued 215,060 shares of a prior Series B preferred stock with a $0.01 par value and a fifty dollar liquidation value. The rights of this Series B preferred stock were identical to that of Series C except as regards to: the period from issuance prior to which the holder may not convert the shares, which varied from 40 to 90 days. An aggregate of 317,390 shares of our common stock have been issued in conversions of the Series B preferred stock during the years ended January 31, 1999, 1998 and 1997.


J.       OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         STOCK SPLIT - In July, 1998, approval was granted for a one for three reverse stock split effective July 24, 1998. The effect this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

         PRIVATE PLACEMENTS - In December, 1999 we issued 679,483 unregistered shares of common stock receiving net proceeds of $6,862. In connection with this placement one of our then outside directors received a finder's fee of $300. In addition, we paid a $300 finders fee to an entity in which one of our present directors, who was not a director at the time, is an officer. The holder may request us to register their shares upon the earlier of December 1, 2000 or the disposition of substantially all of our NSI shares. The holder has the right to nominate one member of the Board of Directors to serve until the next annual shareholders' meeting and has the right to participate in any stock offering by Sorrento to the extent of $7,500 subject to certain limitations.

         In April 1998, we issued 203,998 common shares receiving net proceeds of $1,989. The holders had the right to request additional shares to be issued by the Company to the extent that 86% of the ten day average trading price of the originally issued shares is below $9.80 per share at the time of the request; such request may be made only once with respect to each original share which had been continuously held by the original holder from the original issue date. The Company issued 431,950 common shares during the year ended January 31, 1999 pursuant to such requests and no original shares remain for which additional shares may be requested.

         During the year ended January 31, 1998, the we issued 274,698 common shares and warrants to acquire 260,963 common shares at $22.50 per share expiring three years from issue receiving net proceeds of $5,528. The holders have the right to request additional shares to be issued by the Company to the extent that the five day average trading price of the originally issued shares is below $22.50 per share at the time of the request; such request may be made only once with respect to the original shares which have been held continuously by the holder from the original issue date. In the event a price adjustment is requested the related warrant exercise price is adjusted to the lesser of $22.50 or 125% of the market value used for purposes of calculating the price adjustment shares. Holders of all shares requested reset shares and an additional 304,814 shares were issued. The exercise price of warrants to acquire 260,963 common shares were reduced to a range of $9.27 to $14.64 per share all of which were exercised during December 1997 and January 1998 receiving net proceeds of $1,707. In addition, the Company issued 145,877 common shares receiving net proceeds of $1,024 during October 1997.

         LITIGATION SETTLEMENT - In October and November 1997, the Company issued 78,049 common shares valued at $528 and a cash payment of $72 in settlement of a lawsuit. The agreement allowed us to assert the claims brought by the plaintiff against the original defendants in the action. During the year ended January 31, 1999 we received $315 from the original defendants in the action.

         ABCN INVESTMENT - In March, 1997, we established a strategic alliance with Asia Broadcasting Communications Network, Ltd. ("ABCN"). ABCN, a privately-held media and communications company based in Bangkok, Thailand, was established to create the first Asia-wide broadband distribution platform for direct broadcasting services, multi-media and high speed Internet access and online services. Under the terms of the alliance, ABCN agreed that we shall be the designated supplier of ABCN's network equipment and technology and of its customers' terminal devices subject to the satisfaction of certain conditions. As part of the strategic alliance we acquired 5,000,000 common shares (1.7%) of ABCN, at a purchase price of $1.45 per share, and an option to acquire an additional 5,000,000 shares at $1.45 per share,in exchange for 224,806 shares of the our common stock valued at $7,250. We issued 40,534 additional common shares to ABCN during August 1997 as the market value of the 224,806 shares on the date the shares were registered was less than $5,000. We incurred $6 costs, paid in cash, in connection with this investment. Pursuant to a separate loan agreement we advanced $2,000 to ABCN at 3% over prime rate due upon demand of which $1,443 was repaid during the year ended January 31, 1999 and the remaining amount was repaid during the year ended January 31, 2000. The ABCN investment is included in the net assets of the our discontinued Far East business unit.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

         SCITEQ ACQUISITION - The earn-out contingency in connection with the Sciteq acquisition required the Company to issue 45,894 additional shares and 16,320 additional options valued at $2,000 to the former shareholders of Sciteq. This liability was satisfied in cash and the additional shares and options were issued in connection with the private placements of common stock described above.

         The former shareholders of Sciteq and option holders who have exercised their options had the right to have us redeem their shares for cash during a period of 12 days beginning May 31, 1997. 34,045 shares of the 53,049 shares issued at closing were put to us during the notice period; the $1,994 value assigned to the 53,049 shares issued at closing was reclassified as redeemable common stock at January 31, 1997. The aggregate repayment to the former shareholders and option holders of Sciteq of $3,279 is included in financing activities for the year ended January 31, 1998.

         FED ACQUISITION - An additional payment of $5,150 was made 12 months from closing based upon the FED having achieved net income after tax of $3,500 during the 12-month period ending March 31, 1997. In lieu of cash the former shareholders of Uni received 332,028 shares of the Company's common stock with protection against declines in value of these shares through September 1997; the Company was required to issue 49,569 shares in satisfaction of the price protection guarantee.

         WARRANTS - During the year ended January 31, 2000, 125,000 of the 265,340 warrants held by ABCN were exercised by an assignee. The remaining warrants expired unexercised.

         We issued independently exercisable warrants to purchase 85,000 shares at prices ranging from $8.80 to $10.66 which expire at various dates through August 26, 2002 in connection with various stock and debt placements. 10,000 of these warrants were exercised subsequent to January 31, 2000 and we received net proceeds of $132.

         We issued independently exercisable warrants to purchase 32,019 shares at prices ranging from $24.38 to $43.08 which expire at various dates through May 30, 1998 to an independent placement agent, all of which expired unexercised during the years ended January 31, 1999 and 1998.

         The Company issued independently exercisable warrants to purchase 122,665 shares at prices ranging from $24.00 to $54.00 which expire at various dates through July 15, 1998 to an independent placement agent, all of which expired unexercised during the years ended January 31, 1999 and 1998, and 25,000 shares at $24.00 which expired March 5, 1999 to an independent placement agent. The value of these warrants is included in the placement fee recorded as a reduction to the proceeds received in the placement thereby reducing the increase to additional paid in capital during the years ended January 31, 1998 and 1997.

         In addition, warrants to purchase 50,002 shares at prices ranging from $10.02 to $15.93 are outstanding from bank loan financing agreements and business acquisitions consummated during the years ended January 31, 1993 through 1997. 33,334 warrants, exercisable at $12.00 per share through December 31, 2002, may be redeemed by the Company for $1,000. 186,138 warrants exercisable at $16.914 held by entities controlled by an officer and a former director, 9,324 warrants exercisable at $16.914 and 16,667 warrants exercisable at $12.375 were exercised during May, 1997 in "cashless" transactions in accordance with Company practices as regards net share settlement. Of the $2,315 liability which represented the difference between the closing price of the Company's common shares at exercise ($27.00 per share) and the exercise price ($16.914 per share) $1,567 was paid in cash with the remaining balances applied to amounts due the Company under indemnification agreements and an outstanding receivable due the Company.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

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

         The following table summarizes the activity in the plans:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                   ----------------          -----------------
         Shares under option at February 1, 1997                         926,253                 $ 18.21
           Granted                                                       378,190                 $ 19.17
           Exercised                                                     (42,167)                $ 23.40
           Canceled                                                      (55,505)                $ 25.56
                                                                     -----------
         Shares under option at January 31, 1998                       1,206,771                 $ 18.57
           Granted                                                     1,466,684                 $  9.27
           Exercised                                                    (29,053)                 $ 15.76
           Canceled                                                    (220,227)                 $ 17.13
                                                                     -----------
         Shares under option at January 31, 1999                       2,424,175                 $ 11.83
           Granted                                                       998,213                 $ 13.36
           Exercised                                                    (717,373)                $ 12.47
           Canceled                                                     (516,960)                $ 16.71
                                                                     -----------
         Shares under option at January 31, 2000                       2,188,055                 $ 11.17
                                                                      ==========

         Additional information relating to stock options outstanding and exercisable at January 31, 2000 summarized by exercise price are as follows:

                                               Outstanding                              Exercisable
                                ----------------------------------------         --------------------------
                                                Weighted Average                             Exercisable
             Exercise Price                -----------------------------                  Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
             --------------      ------    ------------    --------------        ------    ----------------
              $3.00 -  $9.99    1,346,110       8.94            $7.09          1,036,291         $7.00
             $10.00 - $19.99      613,868       7.61           $13.27            396,597        $13.47
             $20.00 - $45.00      228,077       7.85           $29.55            150,157        $24.91
                                ---------                                      ---------
              $3.00 - $45.00    2,188,055       8.45           $11.17          1,583,045        $10.32
                                =========                                      =========

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

loss per share for the years ended January 31, 2000, 1999 and 1998, would have been increased to the pro forma amounts presented below:

                                                         2000               1999              1998
                                                         ----               ----              ----
                  Net loss:
                      As reported                        $(21,653)        $ (13,388)       $ (16,034)
                      Pro forma                           (25,146)          (14,500)         (18,480)
                  Loss per share:
                      Basic EPS as reported               $ (2.33)          $ (1.99)         $ (3.25)
                      Pro forma basic EPS                   (2.70)            (2.14)           (3.74)
                      Diluted EPS as reported               (2.12)            (1.99)           (3.25)
                      Pro forma diluted EPS                 (2.45)            (2.14)           (3.74)



         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 2000: expected life of option 3 to 4 years, expected volatility of 85%, risk free interest rate of 5.56% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $2.73 to $22.15 and the weighted average was $7.68. The assumptions for the year ended January 31, 1999 were expected life of option 3 years, expected volatility of 45%, risk free interest rate of 4.25% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.01 to $4.24 and the weighted average was $2.22. The assumptions for the year ended January 31, 1998 were: expected life of option of 3 years, expected volatility of 45%, risk free interest rate of 5.35% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.10 to $4.24 per option and the weighted average was $1.67.

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

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------

L.       INCOME TAXES

         The Company's provision for taxes on income for the years ended January 31, 2000, 1999 and 1998 consists of:

                                                        U.S.          Non-U.S.
                                                        ----          -------
                                                     Continuing     Discontinued
                                                     Operations      Operations      Total
                                                     ----------     ------------     -----
                  Year ended January 31, 2000:
                      Current                       $     -          $     -        $    -
                      Deferred                            -             (246)         (246)
                                                    --------         -------        ------
                      Total                         $     -          $  (246)       $ (246)
                                                    ========         =======        ======

                  Year ended January 31, 1999:
                      Current                       $     -          $     -        $    -
                      Deferred                            -                -             -
                                                    --------         -------        ------
                      Total                         $     -          $     -        $    -
                                                    ========         =======        ======

                  Year ended January 31, 1998:
                      Current                       $     -          $     -        $    -
                      Deferred                            -              246           246
                                                    --------         -------        ------
                      Total                         $     -          $   246        $  246
                                                    ========         =======        ======

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

                                                                     2000             1999
                                                                     ----             ----
                  Deferred tax assets:
                    Valuation allowances                          $   2,109         $  1,960
                    Research and development credits                    106              329
                    Tax loss carryforwards                           28,286           18,924
                    Purchase accounting                               2,047            2,231
                    Other                                               717              792
                                                                  ---------         --------
                         Gross deferred tax assets                   33,265           24,236
                    Less: valuation allowance                       (32,556)         (22,194)
                                                                  ---------         --------
                         Deferred tax asset                             709            2,042
                                                                  ---------         --------
                  Deferred tax liabilities:
                         Software development costs                     709            2,042
                                                                  ---------         --------
                         Deferred tax liabilities                       709            2,042
                                                                  ---------         --------
                  Net deferred tax liability                      $       -          $     -
                                                                  =========         ========


         At January 31, 2000, the Company has federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 2000. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. These NOL carryforwards expire as follows:

        2001                                  $    266
        2007                                     5,140
        2008                                     3,097
        2009                                     2,794
        2010                                     4,086
        2011                                     2,863
        2012                                     4,678
        2018                                    14,257
        2019                                    11,243
        2020                                    32,394
                                              --------
                                              $ 80,818
                                              ========

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2000, 1999 and 1998, is as follows:

                                                                     2000             1999              1998
                                                                   --------         --------         --------
                  Income (loss) from continuing operations
                    before U.S. and non-U.S. income taxes:
                    United States                                  $  2,410         $ (11,069)       $ (16,377)
                    Foreign                                               -                 -                -
                                                                   --------         ---------        ---------
                  Loss before income taxes                         $  2,410         $ (11,069)       $ (16,377)
                                                                   ========         =========        =========
                  Theoretical tax (benefit) at 35%                 $    844         $  (3,874)       $  (5,732)
                  Impact of purchase accounting                      (8,197)               51            1,584
                  Impact of non-qualified stock options              (4,905)              (47)            (467)
                  Change in valuation allowance                      12,258             3,870            4,615
                  Other individually immaterial items                     -                 -                -
                                                                   --------         ---------        ---------
                                                                   $      -         $       -        $       -
                                                                   ========         =========        =========

M.       EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 2000, 1999 and 1998 reflect a 1-for-3 stock split effective July 24, 1998.

                                                                   2000                1999              1998
                                                                 --------            --------          --------
         Net loss                                                $  (21,653)       $  (13,388)      $  (16,034)
         Less: deemed dividend                                         (103)           (1,760)               -
         Less: preferred dividends paid                                (564)                -                -
         Less: accrued, unpaid preferred dividends                     (150)             (150)            (150)
                                                                 ----------        ----------       ----------
         Net loss available to common shareholders
         used in basic EPS                                       $  (22,470)       $  (15,298)      $  (16,184)
                                                                 ==========        ==========       ==========
         Average number of common shares used in basic EPS        9,630,713         7,673,431        4,987,347
                                                                 ==========        ==========       ==========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




         For the year ended January 31, 2000 our convertible preferred stock was antidilutive. Accordingly, the weighted average number of dilutive potential common stock of 463,401 and the dividends paid on these preferred shares of $564 are excluded from the calculation of diluted EPS. We incurred a net loss from continuing operations for the years ending January 31, 1999 and 1998. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                 2000                  1999              1998
                                                               ---------              --------          --------
         Net loss available to common shareholders used
             in basic EPS                                        $  (22,470)       $  (15,298)      $  (16,184)
         Preferred stock dividends                                        -                 -                -
         Interest on convertible debt (net of tax)                        -                31               44
                                                                 ----------        ----------       ----------
         Net loss available to common shareholders after assumed
           conversions of dilutive securities                    $  (22,470)       $  (15,267)      $  (16,140)
                                                                 ==========        ==========       ==========
         Average number of common shares used in basic EPS        9,630,713         7,673,431        4,987,347
         Effect of dilutive securities:
           Shares issuable pursuant to contracts that may be
               settled in stock                                           -            43,010           24,210
           Convertible preferred stock                                    -           809,409          395,743
           Convertible debentures                                         -            59,330           35,785
           Stock benefit plans                                      861,077           192,682          196,277
           Warrant exercises                                        112,741            30,428           48,630
                                                                 ----------         ---------        ---------
         Average number of common shares and dilutive
           potential common stock used in diluted EPS            10,604,531         8,808,290        5,687,992
                                                                 ==========         =========        =========


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


N.       OTHER RELATED PARTY TRANSACTIONS

         Summarized below are all material related party transactions entered into by us and our subsidiaries during the periods presented not otherwise disclosed in these notes.

         During the year ended January 31, 2000 we paid $40 to an outside director for management consulting services rendered to us and our Optical Networking business unit.

         During the years ended January 31, 2000 and 1999 we paid $190 and $25, respectively, in fees for assistance in obtaining the amended loan and security agreements to an entity controlled by an outside director.

         During the year ended January 31, 1998 we made 8% demand loans in the amount of $165 to an entity controlled by an outside director which was fully repaid, including interest thereon, during April 1999. The loan was collateralized by 20,408 shares of the Company's common stock.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



O.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the years ended January 31, 2000, 1999 and 1998.

         Common shares issued upon a cashless warrant exercise applied to an outstanding short term note during the year ended January 31, 2000 neither provided nor used cash. Accordingly, the $1,100 value assigned to such stock has been excluded from the statement of cash flows.

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

         Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. No one customer accounted for more than 10.0% of the total consolidated net sales for the year ended January 31, 2000, 1999, and 1998 respectively. At January 31, 2000 one customer accounted for 14.7% of net receivables. At January 31, 1999 one customer accounted for 14.6% of net receivables.


Q.       SUBSEQUENT EVENTS

         On March 3, 2000, our optical networking subsidiary, Sorrento Networks, Inc. completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638. These shares were sold to a group of investors. 1,467,891 shares were purchased by entities in which one of our outside directors is a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of 357,799 shares of its Series A Convertible Preferred Stock to an entity in which one of our outside directors is a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our outside directors purchased 45,872 shares and a director of Sorrento, who subsequently became an officer of Sorrento, purchased 91,744 in this placement.

On April 10, 2000 we entered into an agreement to merge Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company. We will retain a 50% interest in the merged corporation to be known as Entrada

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


Networks, Inc. The closing is subject to approval by Sync's shareholders and is expected to occur prior to September 2000.


R.       SEGMENT INFORMATION

         Information for the years ended January 31, 2000, 1999 and 1999 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows; Entrada Networks, NETsilicon, and Optical Networking. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.


                                      Entrada                   Optical
                                     Networks   NETsilicon    Networking       Other  Consolidated
As of January 31, 2000 except
  for NETsilicon which is as of
  September 14, 2000:

Revenues from external customers     $ 28,771     $ 20,137     $ 19,464             -   $  68,372
Intersegment revenues                       -            -            -             -           -
                                      ------------------------------------------------------------
     Total revenues                    28,771       20,137       19,464             -      68,372
Operating income/(loss) from
     continuing operations             (3,124)       2,540       (5,339)       (4,028)     (9,951)
Depreciation and amortization
     expense                            2,118          660        1,846             -       4,624
Valuation allowance additions:
     Receivables and inventory            911          733        1,030             -       2,674
     Other                              1,742            -            -             -       1,742
Capital asset additions, net              140          721        1,263             9       2,133
Total assets                         $ 16,135            -     $ 15,898      $ 191,232  $ 223,265



                                      Entrada                   Optical
                                     Networks   NETsilicon    Networking       Other  Consolidated
As of January 31, 1999:

Revenues from external customers      $30,717      $13,373      $14,186      $    86      $58,362
Intersegment revenues                       -            -            -            -            -
                                      ------------------------------------------------------------
     Total revenues                    30,717       13,373       14,186           86      58,362
Operating income/(loss) from
     continuing operations             (4,201)      (1,581)      (1,538)      (2,740)    (10,060)
Depreciation and amortization
     expense                            2,035          522          716            1       3,274
Valuation allowance additons:
     Receivables and inventory          1,073          444          847            -       2,364
     Other                                  -            -            -            -           -
Capital asset additions,net               817          797            -            -       1,614
Total assets                          $12,179      $ 5,430      $13,624      $35,563     $66,796

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                      Entrada                   Optical
                                     Networks   NETsilicon    Networking       Other  Consolidated
As of January 31, 1998:

Revenues from external customers      $45,653       $7,920      $12,238            -      $65,811
Intersegment revenues                       -            -            -            -            -
                                      -----------------------------------------------------------
     Total revenues                    45,653        7,920       12,238            -       65,811
Operating income/(loss) from
     continuing operations             (8,714)      (1,227)        (391)      (4,849)     (15,181)
Depreciation and amortization
     expense                            1,084          580          651           68        2,383
Valuation allowance additons:
     Receivables and inventory          1,154          708          727            -        2,589
     Other                              7,357          238            -          935        8,530
Capital asset additions, net              839          509        1,017          986        3,351
Total assets                          $12,813       $2,933      $ 9,006      $40,771      $65,523



                                                         2000           1999           1998
                                                      --------        --------       --------
         Net sales:
               United States                          $ 53,158        $ 47,465       $ 60,598
               Asia                                     12,982           5,735          1,931
               Europe                                    1,656           4,455          2,539
               Other                                       576             707            743
               Inter-area eliminations                       -               -              -
                                                      --------        --------       --------
                      Total net sales                 $ 68,372        $ 58,362       $ 65,811
                                                      ========        ========       ========


S.       VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory valuation reserve were as follows:

                  Balance at February 1, 1997                                         $ 6,057
                      Additions charged to costs and expenses                           1,993
                      Amounts used during year                                         (3,657)
                                                                                      -------
                  Balance at January 31, 1998                                           4,393
                      Additions charged to costs and expenses                           1,624
                      Amounts used during year                                         (2,528)
                                                                                      -------
                  Balance at January 31, 1999                                           3,489
                      Additions charged to costs and expenses                           1,600
                      Amounts used during year                                           (589)
                      Balance of NSI at September 15, 1999                               (430)
                                                                                      -------
                  Balance at January 31, 2000                                         $ 4,070
                                                                                      =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



         Changes in the accounts receivable valuation reserve were as follows:

                  Balance at February 1, 1997                                         $ 1,141
                      Additions charged to costs and expenses                             596
                      Amounts used during year                                         (1,033)
                                                                                      -------
                  Balance at January 31, 1998                                             704
                      Additions charged to costs and expenses                             740
                      Amounts used during year                                           (308)
                                                                                      -------
                  Balance at January 31, 1999                                           1,136
                      Additions charged to costs and expenses                           1,074
                      Amounts used during year                                           (279)
                      Balance of NSI at September 15, 1999                               (728)
                                                                                      -------
                  Balance at January 31, 2000                                         $ 1,203
                                                                                      =======

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

U.       UNAUDITED QUARTERLY FINANCIAL DATA (UNAUDITED)

Amounts in thousands, except per share amounts.

                                             First         Second          Third          Fourth
                                            Quarter        Quarter        Quarter         Quarter         Year
                                            -------        -------        -------         -------         ----
Year ended January 31, 2000:
       Net sales                          $  19,129      $  17,206       $  18,948      $  13,089       $ 68,372
       Gross profit                           8,878          8,120           9,328          5,456         31,782
       Income (loss) from
         continuing operations               (1,043)        (2,493)         14,246         (8,300)         2,410
       Provision for income taxes                 -              -          (3,406)         3,406              -
       Loss from discontinued operations     (1,229)          (120)         (9,307)       (13,407)       (24,063)
       Net income (loss)                     (2,272)        (2,613)          1,533        (18,301)       (21,653)
       Net income (loss) per share:
         Basic                                (0.29)         (0.30)           0.13          (1.66)         (2.33)
         Diluted                              (0.29)         (0.30)           0.14          (1.66)         (2.12)

Year ended January 31, 1999:
       Net sales                          $  14,788      $  15,101       $  14,094      $  14,379      $  58,362
       Gross profit                           7,232          6,741           5,916          5,996         25,885
       Loss from  continuing operations      (2,336)        (3,323)         (2,791)        (2,619)       (11,069)
       Provision for income taxes                 -              -               -              -              -
       Loss from discontinued operations       (342)        (1,142)           (797)           (38)        (2,319)
       Net income (loss)                     (2,678)        (4,465)         (3,588)        (2,657)       (13,388)
       Net income (loss) per share:
         Basic                                (0.39)         (0.80)          (0.50)         (0.34)         (1.99)
         Diluted                              (0.39)         (0.80)          (0.50)         (0.34)         (1.99)

Year ended January 31, 1998:
       Net sales                          $  16,604      $  17,271       $  14,344      $  17,592      $  65,811
       Gross profit                           7,511          7,741           5,994          7,487         28,733
       Earnings (loss) from
         continuing operations                   (6)       (13,104)         (3,945)           678        (16,377)
       Provision for income taxes                 -              -               -              -              -
       Income (loss) from
         discontinued operations                924            351            (662)          (270)           343
       Net income (loss)                        918        (12,753)         (4,607)           408        (16,034)
       Net income (loss) per share:
         Basic                                 0.23          (3.04)          (0.85)          0.06          (3.25)
         Diluted                               0.19          (3.04)          (0.85)          0.06          (3.25)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.


By:               /s/ Christopher E. Sue                  Date:      May 4, 2000
      -----------------------------------------------
       Christopher E. Sue
       Vice President Finance
       Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:               /s/ Par Chadha                          Date:      May 4, 2000
      -----------------------------------------------
       Par Chadha
       Chairman and Director
       Chief Executive Officer

By:               /s/ Xin Cheng                           Date:      May 4, 2000
      -----------------------------------------------
       Xin Cheng
       Director
       President

By:               /s/ Rohit Phansalkar                    Date:      May 4, 2000
      -----------------------------------------------
       Rohit Phansalkar
       Director

By:               /s/ Leonard Hecht                       Date:      May 4, 2000
      -----------------------------------------------
       Leonard Hecht
       Director

By:               /s/ Renn Zaphiropoulos                  Date:      May 4, 2000
      -----------------------------------------------
       Renn Zaphiropoulos
       Director