Form 10-Q
period 2000-04-30
OSICOM TECHNOLOGIES INC
filed 2000-06-14
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.30 par value per share, Outstanding: 11,582,232 shares at June 9, 2000.

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

===============================================================================================================================
                                                                                           Unaudited
                                                                                          April 30, 2000      January 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                               $       46,092      $       13,511
     Accounts receivable, net                                                                   10,506              11,639
     Inventory, net                                                                             10,687              13,004
     Prepaid expenses and other current assets                                                   1,898               1,503
     Investment in marketable securities                                                       132,188             168,750
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                  201,371             208,407
-------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                      8,588               5,520
-------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Purchased technology, net                                                                   1,302               1,395
     Capitalized software, net                                                                   1,075               1,773
     Other assets                                                                                7,137               3,337
     Net investment in discontinued operations                                                   2,740               2,833
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                     12,254               9,338
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $      222,213      $      223,265
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term debt                                                                    $        3,337      $        5,407
     Current maturities of long-term debt                                                          487                 721
     Accounts payable                                                                            5,144               6,417
     Accrued liabilities                                                                        10,329               5,882
     Other current liabilities                                                                     464                 494
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                              19,761              18,921
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations                                                     1,678               1,806
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                      21,439              20,727
-------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST
     Preferred stock of subsidiary;  8,954 shares issued  and
         outstanding; subsidiary liquidation preference $48,800                                 46,998                   -

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $6,503 including accumulated dividends                                           1                   1
     Common stock, $.30 par value; 16,667 shares authorized; 11,562 shares issued and 11,553 shares outstanding at April 30, 2000; 11,483 shares
         issued and 11,474 shares outstanding at January 31, 2000                                3,469               3,445
     Additional paid-in capital                                                                103,392             102,418
     Accumulated deficit                                                                       (80,968)            (67,771)
     Accumulated unrealized gain on marketable securities                                      127,951             164,514
     Treasury stock, at cost; 9 shares and 9 shares at April 30, 2000 and
         January 31, 2000, respectively                                                            (69)                (69)
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                            153,776             202,538
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      222,213      $      223,265
===============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)

=====================================================================================================================
                                                                                          Three Months Ended
                                                                                               April 30
                                                                                   ----------------------------------
                                                                                        2000              1999
---------------------------------------------------------------------------------------------------------------------
NET SALES                                                                           $      10,048     $      19,129
COST OF SALES                                                                               8,193            10,251
--------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                                       1,855             8,878
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                                                                  3,714             4,107
     Engineering, research and development                                                  5,921             2,237
     General and administrative                                                             3,165             3,033
     Other operating expenses                                                               2,162                93
---------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                          14,962             9,470
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                           (13,107)             (592)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (CHARGES)
     Investment income                                                                        488                17
     Interest expense                                                                        (223)             (470)
     Other income                                                                               5                 2
---------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                                         270              (451)
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                                  (12,837)           (1,043)
Provision for Income Taxes                                                                      -                 -
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                           (12,837)           (1,043)

LOSS FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX OF $-0- AND $-0-)                                                       -            (1,229)
NET LOSS                                                                            $     (12,837)    $      (2,272)
=====================================================================================================================
INCOME (LOSS) PER COMMON SHARE:
     PREFERRED STOCK DIVIDENDS                                                                398               339
     NET LOSS APPLICABLE TO COMMON SHARES                                           $     (13,235)    $      (2,611)
=====================================================================================================================
     BASIC
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                          11,517             8,881
         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations                                                   $       (1.15)    $       (0.15)
            Discontinued Operations                                                           n/a             (0.14)
---------------------------------------------------------------------------------------------------------------------
         NET LOSS PER COMMON SHARE:                                                 $       (1.15)    $       (0.29)
=====================================================================================================================
     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (RESTATED, IN THOUSANDS)                                          11,517             8,881
         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations                                                   $       (1.15)    $       (0.15)
            Discontinued Operations                                                           n/a             (0.14)
---------------------------------------------------------------------------------------------------------------------
         NET LOSS PER COMMON SHARE:                                                 $       (1.15)    $       (0.29)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

==========================================================================================================================
                                                                                               Three Months Ended
                                                                                                    April 30
                                                                                        ----------------------------------
                                                                                             2000              1999
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME AND ITS COMPONENTS
CONSIST OF THE FOLLOWING:
     Net loss                                                                            $     (12,837)    $      (2,272)
     Change in unrealized gains on marketable securities                                       (36,563)                -
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                              $     (49,400)    $      (2,272)
==========================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

==============================================================================================================================
                                                                                                     Three Months Ended
                                                                                                          April 30
                                                                                             ---------------------------------
                                                                                                    2000             1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                                        $   (12,837)      $  (1,043)
------------------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                          1,005              861
                Accounts receivable and inventory reserves                                             4,481             (309)
                Valuation allowance on intangible assets                                                 435                -
           Changes in assets and liabilities net of effects of business entity acquisitions:
                     Increase in accounts receivable                                                  (2,918)            (247)
                     Increase in inventories                                                          (2,084)          (1,095)
                     Decrease in other current assets                                                    361              253
                     Increase (decrease) in accounts payable                                          (1,033)           1,692
                     Increase in accrued expenses                                                      4,207            1,486
                     Decrease in other current liabilities                                               (30)            (226)
------------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES                             (8,413)           1,990
           NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                              -             (264)
-----------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                                                      (8,413)           1,726
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                              (2,232)            (368)
      Capitalized software development costs                                                               -             (465)
      Advances to affiliates, net of repayments                                                            -           (2,112)
      Other assets                                                                                    (2,070)            (262)
      Investing activities of discontinued operations                                                     93             (317)
-----------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                                      (4,209)          (3,524)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of short-term debt, net of repayments                                    (2,070)           4,265
      Proceeds from long term debt                                                                         -              933
      Repayment of long-term debt                                                                       (362)            (118)
      Proceeds from preferred stock of subsidiary                                                     46,638                -
      Proceeds from stock option and warrant exercises                                                   997            1,354
      Preferred stock dividends                                                                            -             (240)
      Financing activities of discontinued operations                                                      -           (4,973)
-----------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  45,203            1,221
-----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       32,581             (577)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        13,511            3,480
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $    46,092       $    2,903
==============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------

Through our subsidiaries we design, manufacture and market integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed by telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in Annapolis Junction, Maryland, San Diego, California and Santa Monica, California. Our former discontinued operation has facilities in China. Our former subsidiary, NETsilicon, Inc., is located in Waltham, Massachusetts. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial data as of April 30, 2000 and January 31, 2000, for the quarters ended April 30, 2000 and 1999, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2000 and for the quarter ended April 30, 2000, have been made. The results of operations for the quarter ended April 30, 2000 are not necessarily indicative of the operating results for the full year.

DISCONTINUED OPERATIONS

         Our Far East business unit, consisting of Uni Precision Industrial Limited ("FED"), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 of a plan to sell this division. As of January 31, 2000, we sold FED to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to FED and a $3,000 non-voting redeemable preferred security. This security has not been considered uncertainty of future collection. Net assets disposed, at their expected realizable values, have been separately classified in the accompanying balance sheets. During the quarter ended April 30, 2000, we received payments of $93.

NETSILICON, INC.

         In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------

reporting period with the difference between our basis and the fair market value as reported on Nasdaq reported as a separate element of stockholders' equity and is included in the computation of comprehensive income.

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

BALANCE SHEET DETAIL

         Inventories at April 30, 2000 and January 31, 2000 consist of:

                                                                April 30, 2000     January 31, 2000
                                                                --------------     ----------------

                  Raw material                                   $   10,213         $   9,024
                  Work in process                                     3,607             3,677
                  Spare parts                                           106               141
                  Finished goods                                      3,439             4,232
                                                                 ----------         ---------
                                                                     17,365            17,074
                  Less: Valuation reserve                             6,678             4,070
                                                                 ----------         ---------
                                                                 $   10,687         $  13,004
                                                                 ==========         =========


OTHER INVESTMENTS

         Other investments, included in other assets, include non-marketable securities held in other companies including a privately held competitive local exchange carrier. During the quarter ended April 30, 2000 we purchased 166,667 shares of its convertible preferred stock for $2,000 bringing our total equity investment to $5,000, an 8% equity interest on a fully diluted basis. The newly purchased shares are entitled to a cumulative dividend of $160 per year, are entitled to nominate one member to the customer's board of directors, vote as part of single class for one member of its board of directors and are convertible into 166,667 shares of its common stock.

         During the quarters ended April 30, 2000 and 1999 we made sales of $3,249 and $1,861, respectively, to this customer of our subsidiary, Sorrento Networks, Inc. The sales during the quarter ended April 30, 2000 are under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $2,487 of receivables, including deployment expenses of $199, during the quarter ended April 30, 2000 for this customer.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

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

         We have outstanding the following shares of preferred stock:

                                                  Shares                Par       Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----      -----------

                  Series A                         2,500               $  1          $ 2,500
                  Accrued, unpaid dividends            -                  -            1,150
                  Series D                         2,853                  -            2,853
                                                   -----               ----          -------
                                                   5,353               $  1          $ 6,503
                                                   =====               ====          =======



         Preferred stock dividends during the quarters ended April 30, 2000 and 1999 consist of:

                                                                     Quarter ended April 30,
                                                                    2000                1999
                                                                    ----                ----
                  Accrued, unpaid dividends (Series A)               $   38           $   38
                  Deemed dividends (Series C)                           -                 61
                  Dividends paid (Series C)                             -                240
                  Deemed dividends (Sorrento Series A)                  360              -
                                                                      -----            -----
                                                                      $ 398            $ 339
                                                                      =====            =====


OTHER CAPITAL STOCK TRANSACTIONS

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

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. In the event Sorrento

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------

does not complete a $50,000 public offering by March 1, 2001, the holders of at least 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the quarter ended April 30, 2000 we recorded a deemed dividend of $360 with respect to the Sorrento Series A shares.

STOCK OPTION PLANS

         We have three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At April 30, 2000 there were 2,855,416 shares under option at prices varying from $3.00 to $49.25 per share.

EARNINGS PER SHARE CALCULATION

         Basic net income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable pursuant to contracts that may be settled in stock, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the quarters ended April 30, 2000 and 1999 as they would be anti-dilutive.

         The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2000 and 1999.

                                                                                      Quarter ended April 30,
                                                                                        2000             1999
                                                                                        ----             ----
         Net income (loss)                                                          $ (12,837)       $ (2,272)
         Less: preferred dividends                                                  (     398)        (   339)
                                                                                   ----------       ---------
         Net loss available to common shareholders used in basic EPS                $ (13,235)       $ (2,611)
                                                                                   ==========       =========
         Average number of common shares used in basic EPS                         11,516,593       8,880,811
                                                                                   ==========       =========

         We had a net loss for the quarters ended April 30, 2000 and 1999. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------

                                                                                       Quarter ended April 30,
                                                                                         2000            1999
                                                                                         ----            ----
         Net loss available to common shareholders used in basic EPS                $ (13,235)       $ (2,611)
         Preferred stock dividends                                                        -               -
                                                                                   ----------      ----------
         Net loss available to common shareholders after assumed
           conversions of dilutive securities                                       $ (13,235)       $ (2,611)
                                                                                   ==========      ==========
         Average number of common shares used in basic EPS                         11,516,593       8,880,811
         Effect of dilutive securities:
           Convertible preferred stock                                                      -         697,965
           Stock benefit plans                                                      2,182,710       1,005,437
           Warrants                                                                   130,591         218,639
                                                                                   ----------      ----------
         Average number of common shares and dilutive potential
           common stock used in diluted EPS                                        13,829,894      10,802,852
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

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of credit exposure with any one financial institution and believe that no significant concentration of credit risk exists with respect to cash investments. No accounts at a single bank accounted for more than 10% of our current assets.

         Although we are directed affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2000. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

         Customers accounting for more than 10% of net receivables:

                                                             April 30, 2000   January 31, 2000
                                                             --------------   ----------------
                  Customer A                                      30.4%            22.2%
                  Customer B                                         -                -
                  Customer C                                      11.0             16.2

         Customers accounting for more than 10% of net sales during the quarters ended April 30, 2000 and 1999:

                                                                     Quarter ended April 30,
                                                                      2000             1999
                                                                      ----             ----
                  Customer A                                         17.0%           18.5%
                  Customer B                                            -            26.8
                  Customer C                                          2.5             9.2

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
(In Thousands, except share and per share amounts)

------------------------------------------------------------------------------

SEGMENT INFORMATION

                                        Sorrento        Meret       Entrada
                                        Networks       Optical     Networks    NETsilicon      Other      Total
                                        --------       -------     --------    ----------      -----      -----

Quarter ended April 30, 2000:

   Revenues from external customers       $ 4,684     $ 1,654     $  3,710    $    -            -      $  10,048
   Intersegment revenues                      -           -            -           -            -             -
                                          -------     -------     --------    ------       --------    ---------
     Total revenues                         4,684       1,654        3,710         -            -         10,048
                                          -------     -------     --------    ------       --------    ---------

   Operating profit (loss)                 (5,894)        597       (6,971)        -           (839)     (13,107)

   Depreciation & amortization expense        399         123          482         -              1        1,005
   Valuation allowance additions               62         123        4,731         -            -          4,916
   Capital asset additions                  2,148          22           51         -             11        2,232
   Total assets                            35,103       8,351       11,179         -       $167,580      222,213


Quarter ended April 30, 1999:

   Revenues from external customers      $  4,778    $  2,118     $  6,418     $ 5,815     $    -      $  19,129
   Intersegment revenues                      -           -            -           -            -             -
                                          -------     -------     --------      ------      --------    ---------
     Total revenues                         4,778       5,815        6,418       5,815          -         19,129
                                          -------     -------     --------      ------      --------    ---------
   Operating profit (loss)                    127         659         (550)        254       (1,082)        (592)

   Depreciation & amortization expense         13         207          495         146          -            861
   Valuation allowance additions               29          65           95         110          -            309
   Capital asset additions                    179           7          120          62          -            368
   Total assets                            11,065       9,778       18,344      11,028       23,123       73,338

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2000.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED APRIL 30, 2000 AND 1999

In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements for fiscal 2000 include the results of operations of NETsilicon only through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security which is marked-to-market at the end of each period. The amounts included in our fiscal 2001 year are not comparable to our fiscal 2000 year due to the inclusion of NETsilicon for less than a full year. Readers should refer to NETsilicon's quarterly report on Form 10-Q and annual report on Form 10-K for information concerning NETsilicon.

Net sales. Our consolidated net sales from continuing operations were $10.0 million for the quarter ended April 30, 2000 as compared to $19.1 million for quarter ended April 30, 1999. This decline reflects a $2.7 million decline at Entrada Networks ("Entrada") and a $500,000 decline at Meret Optical Communications ("Meret"). Sales at Sorrento Networks remained relatively unchanged. The remaining decline was related to NSI.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit decreased to $1.9 million for the quarter ended April 30, 2000 from $8.9 million for quarter ended April 30, 1999. This decline reflects a $1.5 million decline at Entrada exclusive of a $2.7 million valuation allowance recorded against inventories at Entrada. The remaining decline was primarily related to NSI.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international distribution channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses decreased to $3.7 million, or 37.0% of net sales, for quarter ended April 30, 2000 from $4.1 million, or 21.5% of net sales for the quarter ended April 30, 1999.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to continue to increase as we continue to develop our technologies and future products. Our consolidated engineering, research and development expenses increased to $5.9 million, or 58.9% of net sales, for the quarter ended April 30, 2000 from $2.2 million, or 11.7% of net sales, for the comparable quarter last year.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Increases in general and administrative expenses are planned as we strengthen our infrastructure to provide sufficient administrative support for the growth of our businesses. Consolidated general and administrative expenses increased to $3.2 million, or 31.5% of net sales, for the quarter ended April 30, 2000 from $3.0 million, or 15.9% of net sales, for the comparable quarter last year.

Other operating expenses. Other operating expenses for the quarters ended April 30, 2000 and 1999 include $93,000 of amortization of purchased technology related to acquisitions included in Meret. The remaining $2.1 million of other operating expenses were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables.

Other income (charges). Other income (charges) from continuing operations increased to $270,000 income for the quarter ended April 30, 2000 from $(451,000) expense for the comparable quarter last year. The change reflects increased interest income of $471,000 related to short term investments of surplus cash combined with reduced interest expense incurred on short term debt. The outstanding borrowings on our various lines of credit, exclusive of NSI, declined by $8.1 million from April 30, 1999 to April 30, 2000.

Income taxes. There was no provision for income taxes for quarters ended April 30, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. We completed our disposition of our Far East business unit as of January 31, 2000, accordingly we had no discontinued operations during the quarter ended April 30, 2000. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at April 30, 2000 and January 31, 2000.

SORRENTO NETWORKS

Net sales. Net sales for Sorrento decreased slightly to $4.7 million, or 2.0%, for the quarter ended April 30, 2000 from $4.8 million for the quarter ended April 30, 1999. During the quarter ended April 30, 2000 Sorrento shipped product to 8 customers one of which represented 17.0% of our consolidated net sales. During the quarter ended April 30, 1999 Sorrento shipped product to four customers, of which two customers represented a combined 45.3% of our consolidated net sales. Sorrento expects to continue to experience significant fluctuations in its quarterly revenues as a result of its long and variable sales cycle as well as its highly concentrated customer base.

Gross profit. Gross profit decreased to $2.6 million, or 4.1%, for the quarter ended April 30, 2000 from $2.7 million for the quarter ended April 30, 1999. Sorrento's gross margin decreased slightly to 55.6% for the quarter ended April 30, 2000 from 56.8% for the comparable quarter last year.

Selling and marketing. Sales and marketing expenses increased to $2.5 million, or 53.2% of net sales, for the quarter ended April 30, 2000 from $1.4 million, or 28.8% of net sales for the comparable quarter last year. The increase in sales and marketing expenses was the result of increased personnel, travel expenses, trade show participation, advertising, depreciation on demonstration equipment, customer education and marketing materials. The number of sales and marketing personnel at Sorrento increased to 53 at April 30, 2000 from 20 at April 30, 1999.

Engineering, research and development. Engineering, research and development expenses increased to $4.2 million, or 90.6% of net sales, for the quarter ended April 30, 2000 from $485,000 or 10.2% of net sales, for the comparable period last year. The increase in engineering, research and development expenses was the result of increased expenditures associated with the continuing development of our existing products as well as future technologies. The number of engineering personnel at Sorrento increased to 63 at April 30, 2000 from 18 at April 30, 1999.

General and administrative. General and administrative expenses increased to $1.8 million, or 37.7% of net sales, for the quarter ended April 30, 2000 from $724,000, or 15.2% of net sales, for the comparable period last year. The increase in general and administrative expenses reflects increased infrastructure costs including the addition of general and administrative personnel to support our planned growth.

Meret Optical Communications

Net sales. Net sales of Meret decreased to $1.7 million, or 21.9%, during the quarter ended April 30, 2000 from $2.1 million during the quarter ended April 30, 1999. This decrease reflects a decline in sales of older generation broadband products.

Gross profit. Gross profit decreased slightly to $939,000 for the quarter ended April 30, 2000 from $942,000 for the comparable quarter last year. Meret's gross margin increased to 56.1% for the quarter ended April 30, 2000 from 44.4% for the comparable quarter last year. The gross margin percentage increase reflects a shift in Meret's sales to higher margin products.

Operating expenses. Meret's total operating expenses increased slightly to $343,000, or 20.7% of net sales, for the quarter ended April 30, 2000 from $284,000, or 13.4% of net sales for the comparable quarter last year. Meret experienced a moderate increase in operating expenses as it establishes separate operations from that of Sorrento.

ENTRADA NETWORKS

On April 10, 2000 we entered into an agreement to merge Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company. We will retain a 50% interest in the merged corporation which will be known as Entrada Networks, Inc. The merger is subject to approval by Sync's shareholders at a meeting to be held after August, 2000.

Net sales. Net sales for Entrada Networks decreased to $3.7 million for the quarter ended April 30, 2000 from $6.4 million for the quarter ended April 30, 1999. Sales to OEM's of networking adapter product lines increased, however this increase was more than offset by the decrease in sales to distributors of remote access and print server products, reflecting Entrada's focus on sales to OEM's and its roll-out of its new generation of products.

Gross profit. Gross profit decreased to a negative $1.7 million for the quarter ended April 30, 2000 from a positive $2.5 million for the comparable quarter last year. Exclusive of the $2.7 million valuation allowance recorded against inventory in connection with product transitions, Entrada's gross margin was
26.9 percent for the quarter ended April 30, 2000, as compared to 39.4 percent for the comparable period last year. The decline in gross margins resulted from increased sales to OEM customers which have lower margins than sales to distributors as well as product transitions in anticipation of its merger with Sync.

Selling and marketing. Sales and marketing expenses decreased slightly to $1.0 million, or 27.9% of net sales, for the quarter ended April 30, 2000 from $1.1 million, or 17.7% of net sales for the comparable quarter last year. During May, 2000 we reduced our sales and marketing personnel by 12 as a result of the closure of our Massachusetts facility as well as personnel reductions in anticipation of its merger with Sync.

Engineering, research and development. Engineering, research and development expenses increased to $1.7 million, or 44.5% of net sales, for the quarter ended April 30, 2000 from $1.2 million, or 19.5% of net sales, for the comparable quarter last year. $434,000 of the increase was the result of a reduction to the net book value of capitalized software development costs caused by changing market conditions.

General and administrative. General and administrative expenses decreased to $530,000, or 14.3% of net sales, for the quarter ended April 30, 2000 from $693,000, or 10.8% of net sales, for comparable period last year. This decrease is the result of cost savings achieved through the consolidation of our various facilities as well as eliminating the 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility.

Other operating expenses. Other operating expenses for the quarter ended April 30, 2000 include $494,000 of costs associated with the closure of Entrada's Massachusetts facility and a $1.4 million valuation reserve recorded against distributor receivables. Entrada has reduced its total personnel by 39 through the closure of its Massachusetts facility and other personnel reductions associated with a shift in its business focus to OEM sales as well as in anticipation of its merger with Sync. It is anticipated that the closure of the Massachusetts facility will reduce annual operating expenses by at least $2.0 million.

NETSILICON

The results of NSI are no longer included in our consolidated results for the quarter ended April 30, 2000. Additional information regarding the NSI is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At April 30, 2000, our working capital was $181.6 million including $46.1 million in cash and cash equivalents.

The amounts included in our statement of cash flows for the quarter ended April 30, 2000 are not comparable to our quarter ended April 30, 1999 amounts due to the inclusion of NETsilicon for only the quarter ended April 30, 1999. Readers should refer to NETsilicon's quarterly report on Form 10-Q for information concerning NETsilicon.

Our continuing operations used cash flows of $8.4 million during the quarter ended April 30, 2000. During the quarter ended April 30, 1999 continuing activities provided cash flows of $2.0 million and discontinued operations used cash of $264,000. The increase in cash flows used by operations reflects a substantial increase in our net loss as well as increases in accounts receivable and inventories, partially offset by increases in accrued expenses.

To support our anticipated growth, we expect our research and development, selling and marketing and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

Our standard payment terms ranges from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect.

We provide long-term equipment financing to a customer of Sorrento and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at 11% per annum interest. We financed $2.5 million of receivables, including deployment expenses, during the quarter ended April 30, 2000 for this customer. During the quarters ended April 30, 2000 and 1999 we made sales of $3.2 million and $1.9, respectively and reimbursed deployment expenses of $199,000 to this customer during the quarter ended April 30, 2000.

Our investing activities during the quarter ended April 30, 2000 used cash flows of $4.2 million. We purchased property and equipment of $2.2 million and invested $2.0 million in a Sorrento customer. During the quarter ended April 30, 1999 the investing activities of our continuing operations used cash flows of $3.2 million which consisted primarily of advances to affiliates, purchases of capital equipment and software development costs.

We expect our investments in property and equipment will increase to support the anticipated growth of our operations and infrastructure.

Our financing activities during the quarter ended April 30, 2000 provided cash flows of $45.2 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock and $1.0 million in proceeds from option and warrant exercises offset by repayments of short and long term debt. During the quarter ended April 30, 1999 the financing activities of our continuing operations provided cash flows of $6.2 million which consisted primarily of $5.1 million in proceeds from short and long term debt and $1.4 million from option and warrant exercises.

We have various lines of credit totaling $15.0 million. Outstanding borrowings against these lines of credit were $3.6 million at April 30, 2000. Our various credit lines are collateralized by accounts receivable, inventory and equipment.

During March 2000, our subsidiary, Sorrento Networks, Inc., completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million.

Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. In the event Sorrento does not complete a $50,000 public offering by March 1, 2001, the holders of at least 50% of the then outstanding Series A shares may request a redemption of the shares at the then adjusted liquidation preference. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the quarter ended April 30, 2000 we recorded a deemed dividend of $360 with respect to the Sorrento Series A shares.

During April 2000 we entered into an agreement to merge Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company, and after closing we will own 50% of the merged corporation. The closing is subject to approval by Sync's shareholders at a meeting to be held after August, 2000.

We have previously announced our plans, through an 8-K filing, to divest all or several of our operating subsidiaries. During fiscal 2000, NETsilicon completed its initial public offering and we agreed to sell our Far East business unit. We have recently entered into an agreement to merge Entrada Networks with Sync Research, Inc., a public company. While we have no definitive plans at this time with respect to our other business units, we will continue to explore opportunities. We continue to operate and invest in all of our businesses pending any transactions.

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

We periodically need additional financing for our large operating losses and capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate

Almost of our sales and expenses have been denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations. We attempt to minimize our currency exposure risks through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency exposures.

OTHER MATTERS

A consolidated class action lawsuit has been filed against us, our CEO, our President and our former Chief Financial Officer. See Part II, Item 1, "Other Information - Legal Proceedings".

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: unanticipated technical problems related to our products; our ability, or lack thereof, to make, market and sell optical networking products, high-speed connectivity products, and products for Storage Area Networks that meet with market approval and acceptance; the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products, high-speed connectivity products and products for Storage Area Networking; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of its shareholders, including but not limited to Entrada's decision to focus its sales efforts on Original Equipment Manufacturers or to develop products for the Storage Area Networking marketplace; the failure of the Company to achieve sales of its products to customers pursuant to the strategic alliance and equipment purchase agreements entered into during the Company's first fiscal quarter 2000; the failure of Sync's shareholders to approve the proposed merger of Sync and Entrada Networks; the inability of Sync Research or the Company to obtain, or meet the conditions imposed upon them for governmental approval of the merger; other uncertainties relating to the effectiveness of the consolidation activities related to the proposed merger of Sync and Entrada; the effect of the merger upon the customers of Sync and Entrada and those customers' decisions to purchase products and services prior to the merger from either company, or after the merger from Entrada

Networks; our ability, or failure, to complete a transaction with respect to the Far East Division, for reasons either within or outside our control or the control of the management of the Far East Division; our potential inability to enforce any agreement in China or Hong Kong under the laws and legal system in effect in the applicable jurisdiction; and other risks detailed from time to time in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
        Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS
        Not Applicable

ITEM 5: OTHER INFORMATION
        Not Applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits
           --------
           20 Consolidated Financial Statements for the Quarter Ended April 30, 2000 (included in Part I, Item 1)

           27         Financial Data Schedule

        B. Reports on Form 8-K
           -------------------

           February 23, 2000       Private Placement by Sorrento Networks, Inc.
                                   (a subsidiary of the Registrant) of its
                                   Series A Convertible Preferred Stock

           March 9, 2000           Strategic Alliance Agreement between Sorrento
                                   Networks, Inc. and INRANGE Technologies
                                   Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSICOM TECHNOLOGIES, INC.
(Registrant)



By:    /s/ Christopher E. Sue                               Date:  June 14, 2000
       --------------------------------------
       Christopher E. Sue,
       Vice President Finance
       Principal Accounting Officer