Form 10-Q
period 2000-07-31
OSICOM TECHNOLOGIES INC
filed 2000-09-15
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $.30 par value per share, Outstanding: 11,670,005 shares at
                           September 8, 2000.

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

----------------------------------------------------------------------------------------------------------------------
                                                                                  Unaudited
                                                                                 July 31, 2000   January 31, 2000
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                            $  21,355          $  13,511
     Short-term commercial paper                                                         8,724                  -
     Accounts receivable, net                                                            9,573             11,639
     Inventory, net                                                                     12,113             13,004
     Prepaid expenses and other current assets                                           2,930              1,503
     Investment in marketable securities                                               198,156            168,750
----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                          252,851            208,407
----------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                             12,476              5,520
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                           1,209              1,395
     Capitalized software, net                                                             813              1,773
     Other assets                                                                        9,632              3,337
     Net investment in discontinued operations                                           1,979              2,833
----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                             13,633              9,338
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $ 278,960          $ 223,265
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                 $   4,600          $   5,407
     Current maturities of long term debt                                                  552                721
     Accounts payable                                                                    5,981              6,417
     Other current and accrued liabilities                                              10,830              6,376
----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                      21,963             18,921
----------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations                                             1,585              1,806
----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                              23,548             20,727
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST

     Preferred stock of subsidiary;  8,954 shares issued  and
         outstanding; subsidiary liquidation preference $48,800                         47,539                  -

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $6,541 including accumulated dividends                                   1                  1
     Common stock, $.30 par value; 16,667 shares authorized; 11,677 shares issued and 11,668 shares outstanding at July 31, 2000; 11,483 shares
         issued and 11,474 shares outstanding at January 31, 2000                        3,503              3,445
     Additional paid-in capital                                                        107,471            102,418
     Deferred stock compensation                                                        (1,926)                 -
     Accumulated deficit                                                               (95,031)           (67,771)
     Accumulated unrealized gain on marketable securities                              193,924            164,514
     Treasury stock, at cost; 9 shares at July 31, 2000 and January 31, 2000               (69)               (69)
----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    207,873            202,538
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 278,960          $ 223,265
======================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)


--------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended          Six Months Ended
                                                                             July 31                   July 31
                                                                 --------------------------    ---------------------
                                                                      2000          1999         2000         1999
-------------------------------------------------------------------------------------------    ---------------------

NET SALES                                                          $ 11,376     $  17,206    $  21,424    $  36,335

COST OF SALES                                                         7,534         9,086       15,727       19,337
--------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                 3,842         8,120        5,697       16,998
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

     Selling and marketing                                            5,512         4,523        9,226        8,630
     Engineering, research and development                            6,465         2,526       12,386        4,763
     General and administrative                                       5,035         2,892        8,200        5,925
     Deferred and other stock compensation                              836             -          836            -
     Other operating expenses                                            93            93        2,255          186
--------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                    17,941        10,034       32,903       19,504
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (14,099)       (1,914)     (27,206)      (2,506)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                                  873            15        1,361           32
     Interest expense                                                  (289)         (594)        (512)      (1,064)
     Other income (charges)                                              (9)            -           (4)           2
--------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                   575          (579)         845       (1,030)
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                            (13,524)       (2,493)     (26,361)      (3,536)
Provision for Income Taxes                                                -             -            -            -
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            (13,524)       (2,493)     (26,361)      (3,536)

LOSS FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX OF $-0- AND $-0-)                                 -          (120)           -       (1,349)


NET INCOME (LOSS)                                                  $(13,524)    $  (2,613)   $ (26,361)   $  (4,885)
====================================================================================================================

INCOME (LOSS) PER COMMON SHARE:

     PREFERRED STOCK DIVIDENDS                                          579           147          976          485

     NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                 $(14,103)    $  (2,760)   $ (27,337)   $  (5,370)
====================================================================================================================

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                   11,609         9,041       11,563        8,962

         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing Operations                                 $  (1.21)    $   (0.29)   $   (2.36)   $   (0.45)
             Discontinued Operations                                    n/a         (0.01)         n/a        (0.15)
--------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS) PER COMMON SHARE                        $  (1.21)    $   (0.30)   $   (2.36)   $   (0.60)
====================================================================================================================

     DILUTED

         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                   11,609         9,041       11,563        8,962

         NET INCOME (LOSS) PER COMMON SHARE:

             Continuing Operations                                 $  (1.21)    $   (0.29)   $   (2.36)   $   (0.45)
             Discontinued Operations                                    n/a         (0.01)         n/a        (0.15)
--------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS) PER COMMON SHARE                        $  (1.21)    $   (0.30)   $   (2.36)   $   (0.60)
====================================================================================================================

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                     Six Months Ended
                                                                    July 31                               July 31
                                                             ----------------------------    --------------------------------
                                                              2000            1999                 2000               1999
-----------------------------------------------------------------------------------------    --------------------------------
COMPREHENSIVE INCOME AND ITS COMPONENTS
CONSIST OF THE FOLLOWING:
     Net loss                                                $ (13,524)    $   (2,613)       $    (26,361)       $   (4,885)
     Change in unrealized gains on marketable securities        65,969              -              29,406                 -
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                  $  52,445     $   (2,613)       $      3,045        $   (4,885)
=============================================================================================================================

See accompanying notes to consolidated financial statements.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended
                                                                                                             July 31
                                                                                                ------------------------------
                                                                                                       2000            1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                                          $ (26,361)      $  (3,536)
------------------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                          2,361           1,942
                Accounts receivable and inventory reserves                                             5,366           1,346
                Valuation allowance on intangible assets                                                 435               -
                Deferred and other stock compensation                                                    836               -
           Changes in assets and liabilities net of effects of business entity acquisitions:
                     Increase in accounts receivable                                                  (5,720)         (1,455)
                     Increase in inventories                                                          (3,742)         (2,365)
                     Increase in short-term commercial paper                                          (8,559)              -
                     Decrease in other current assets                                                     62              61
                     Increase (decrease) in accounts payable                                            (110)          2,525
                     Increase in accrued expenses                                                      4,537           2,153
                     Decrease in other current liabilities                                               (82)           (355)
------------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                          (30,977)            316
           NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                              -            (925)
------------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                                                     (30,977)           (609)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                              (7,121)         (1,130)
      Capitalized software development costs                                                               -            (809)
      Advances to affiliates, net of repayments                                                          528            (678)
      Other assets                                                                                    (2,376)           (289)
      Investing activities of discontinued operations                                                      -            (330)
------------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                                      (8,969)         (3,236)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of short-term debt, net of repayments                                      (807)          3,835
      Proceeds from long term debt                                                                         -             907
      Repayment of long-term debt                                                                       (389)            (21)
      Proceeds from preferred stock subsidiary                                                        46,638               -
      Proceeds from stock option exercises                                                             2,348           1,613
      Preferred stock dividends                                                                            -            (240)
      Other                                                                                                              (73)
      Financing activities of discontinued operations                                                      -          (4,298)
------------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  47,790           1,723
-------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       7,844          (2,122)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       13,511           3,480
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $  21,355       $   1,358
==============================================================================================================================

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying financial data as of July 31, 2000 and January 31, 2000, for the three and six months ended July 31, 2000 and 1999, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2000 and for the three and six months ended July 31, 2000, have been made. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

Discontinued Operations

         Our Far East business unit, consisting of Uni Precision Industrial Limited ("Uni"), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 to sell this division. As of January 31, 2000, we sold Uni to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to Uni and a $3,000 non-voting redeemable preferred security. This security has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets disposed, at their expected realizable values, have been separately classified in the accompanying balance sheets. During the quarter and six months ended July 31, 2000 we received payments of $761 and $854, respectively.

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

Deferred Stock Compensation

    We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of Sorrento Networks granted by it to its employees; during the three and six months ended July 31, 2000 Sorrento Networks amortized $678 of the total $2,605 it recorded for deferred stock compensation.

    For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of Sorrento Networks granted by it to its consultants; during the three and six months ended July 31, 2000 Sorrento Networks recorded $158 for options granted to consultants.

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

    The Financial Accounting Standards Board issued Interpretation ("FIN")
No. 44, "Accounting for Certain Transactions involving Stock Compensation", an Interpretation of APB Opinion No. 25, FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued) (In Thousands, except share and per share amounts)

------------------------------------------------------------------------------
BALANCE SHEET DETAIL

    Inventories at July 31, 2000 and January 31, 2000 consist of:

                                                    July 31, 2000     January 31, 2000
                                                    -------------     ----------------
                  Raw material                          $10,870           $ 9,024
                  Work in process                         3,088             3,677
                  Spare parts                                55               141
                  Finished goods                          4,420             4,232
                                                        -------           -------
                                                         18,433            17,074
                  Less: Valuation reserve                 6,320             4,070
                                                        -------           -------
                                                        $12,113           $13,004
                                                         ======            ======

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

         We have outstanding the following shares of preferred stock:

                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       ----------
                  Series A                         2,500               $  1          $ 2,500
                  Accrued, unpaid dividends          -                    -            1,188
                  Series D                         2,853                  -            2,853
                                                   -----                ---            -----
                                                   5,353               $  1          $ 6,541
                                                   =====                ===            =====

         Preferred stock dividends during the quarters ended July 31, 2000 and 1999 consist of:

                                                 Three Months Ended July 31,     Six Months Ended July 31,
                                                 ---------------------------     -------------------------
                                                   2000              1999             2000         1999
                                                   ----              ----             ----         ----
         Accrued, unpaid dividends (Series A)     $  38            $  38             $   75       $  75
         Accrued, unpaid dividends (Series C)         -               67                 -           67
         Deemed dividends (Series C)                  -               42                 -          103
         Dividends paid (Series C)                    -                -                 -          240
         Deemed dividends (Sorrento Series A)       541                -                901           -
                                                   ----             ----               ----        ----
                                                  $ 579            $ 147              $ 976       $ 485
                                                   ====             ====               ====        ====

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued) (In Thousands, except share and per share amounts)

------------------------------------------------------------------------------
OTHER CAPITAL STOCK TRANSACTIONS

         On March 3, 2000, our optical networking subsidiary, Sorrento Networks, Inc. completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638. These shares were sold to a group of investors. 1,467,891 shares were purchased by entities in which one of our officers, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of 357,799 shares of its Series A Convertible Preferred Stock to an entity in which one of our officers, who was an outside director at that time, was a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our outside directors purchased 45,872 shares and a director of Sorrento, who subsequently became an officer of Sorrento, purchased 91,744 in this placement.

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. In the event Sorrento does not complete a $50,000 public offering by March 1, 2001, the holders of at least 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the three and six months ended July 31, 2000 we recorded a deemed dividend of $541 and $901, respectively, with respect to the Sorrento Series A shares.

STOCK OPTION PLANS

         We have three stock options plans in effect: The 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At July 31, 2000 there were 3,831,473 shares under option at prices varying from $3.00 to $69.13 per share.

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended July 31, 2000 and 1999.

                                               Three Months Ended July 31,         Six Months Ended July 31,
                                                    2000          1999                 2000           1999
                                                    ----          ----                 ----           ----
         Net loss                                $ (13,524)      $ (2,613)           $ (26,361)      $ (4,885)
         Less: preferred dividends                    (579)          (147)                (976)          (485)
                                                   -------         -------            ---------        -------
         Net loss available to common
           shareholders used in basic EPS        $ (14,103)      $ (2,760)           $ (27,337)      $ (5,370)
                                                   =======         ======              =======         =======
         Average number of common shares
           used in basic EPS                    11,608,562      9,041,465           11,563,083      8,962,470
                                                ==========      =========           ==========      =========

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued) (In Thousands, except share and per share amounts)

         We had a net loss for the quarters and six months ended July 31, 2000 and 1999. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

--------------------------------------------------------------------------------------------------------------
                                               Three Months Ended July 31,         Six Months Ended July 31,
                                                     2000          1999                 2000           1999
                                                     ----          ----                 ----           ----
         Net loss available to common
           shareholders used in basic EPS        $ (14,103)      $ (2,760)           $ (27,337)      $ (5,370)
         Preferred stock dividends                      -              -                    -              -
                                                 ---------       --------            ---------       --------
         Net loss available to common
           shareholders used in basic EPS        $ (14,103)      $ (2,760)           $ (27,337)      $ (5,370)
                                                   =======         ======              =======         =======

         Average number of common shares
           used in basic EPS                    11,608,562      9,041,465           11,563,083      8,962,470
         Effect of dilutive securities:
           Convertible preferred stock                  -         635,440                   -         666,703
           Stock benefit plans                   2,105,306        582,006            2,144,008        793,722
           Warrant exercises                       106,190        118,105              118,391        168,372
                                                ----------      ---------           ----------      ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS            13,820,058     10,377,016           13,825,482     10,591,267
                                                ==========     ==========           ==========     ==========

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

COMMITMENTS

         In July, 2000, we entered into a three year consulting agreement with our then Chief Executive Officer which provides for annual payments of $250,000.

         In June, 2000, we entered in a purchase contract for a 41,000 square foot facility immediately adjacent to our San Diego, California facility. The purchase price is $4,805 of which $2,378 was paid prior to July 31, 2000 and we will assume the existing indebtedness of $2,427.

SUBSEQUENT EVENTS

         On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 30, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we own 48.9% of Entrada Networks and will account for our interest on the equity method after August 30, 2000.

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued) (In Thousands, except share and per share amounts)

-------------------------------------------------------------------------------------------------------------

SEGMENT INFORMATION

                                           Sorrento       Meret     Entrada
                                           Networks      Optical   Networks    NETsilicon    Other     Total
                                           --------      -------   --------    ----------    -----     -----
Three months ended July 31, 2000:
--------------------------------
   Net sales to external customers        $  3,550     $  1,785    $  6,041    $      -    $    -     $11,376
   Intersegment sales                           -            -           -            -         -          -
                                          --------     --------    --------    ---------     ------    -------
     Total net sales                         3,550        1,785       6,041           -         -      11,376
   Cost of goods sold                        2,782        1,057       3,695           -         -       7,534
                                          --------     --------    --------    ---------     ------    -------
     Gross profit                              768          728       2,346           -         -        3,842
                                          --------     --------    --------    ---------     ------    -------
   Operating income (loss) from
     continuing operations                 (12,533)         375        (622)          -      (1,319)   (14,099)

   Depreciation & amortization expense         833          123         399           -           1     1,356
   Valuation allowance additions               686          177          22           -          -        885
   Capital asset additions                   2,396           29         133           -           7     2,565
   Total assets                             25,624        8,853      11,893           -     232,590   278,960

Three months ended July 31, 1999:
--------------------------------
   Net sales to external customers        $  1,468     $  1,637    $  6,586     $  7,515   $     -    $17,206
   Intersegment sales                           -            -           -            -          -         -
                                          --------     --------    --------    ---------     ------    -------
     Total net sales                         1,468        1,637       6,586        7,515         -     17,206
   Cost of goods sold                          475        1,238       3,658        3,715         -      9,086
                                          --------     --------    --------    ---------     ------    -------
     Gross profit                              993          399       2,928        3,800         -      8,120
                                          --------     --------    --------    ---------     ------    -------
   Operating income (loss) from
     continuing operations                  (1,796)         209          16          483       (826)    (1,914)

   Depreciation & amortization expense          76          162         493          350         -      1,081
   Valuation allowance additions                53          250         125          609         -      1,037
   Capital asset additions                     432         (201)        123          408         -        762
   Total assets                              8,927       12,723      19,473        9,591     20,860    71,574

OSICOM TECHNOLOGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued) (In Thousands, except share and per share amounts)

-------------------------------------------------------------------------------------------------------------
SEGMENT INFORMATION (continued)
                                           Sorrento       Meret     Entrada
                                           Networks      Optical   Networks    NETsilicon    Other     Total
                                           --------      -------   --------    ----------    -----     -----
Six months ended July 31, 2000:
-------------------------------
   Net sales to external customers        $  8,234     $  3,469    $  9,751     $    -    $     -     $21,424
   Intersegment sales                           -            -           -           -          -          -
                                         ---------     --------    --------     --------  --------    -------
     Total net sales                         8,234        3,439       9,751          -          -      21,424
   Cost of goods sold                        4,862        1,772       9,093          -          -      15,727
                                         ---------     --------    --------     --------  --------    -------
     Gross profit                            3,372        1,667         658          -          -       5,697
                                         ---------     --------    --------     --------  --------    -------
   Operating income (loss) from
     continuing operations                 (18,426)         972     ( 7,593)         -      (2,159)  ( 27,206)
   Depreciation & amortization expense       1,232          246         881          -           2      2,361
   Valuation allowance additions               748          300       4,753          -          -       5,801
   Capital asset additions                   4,544           51         184          -       2,342      7,121
   Total assets                             25,624        8,853      11,893          -     232,590    278,960

Six months ended July 31, 1999:
-------------------------------
   Net sales to external customers        $  6,246     $  3,755     $10,001     $ 13,004  $     -     $36,335
   Intersegment sales                           -            -           -            -         -          -
                                         ---------     --------    --------     --------  --------    -------
     Total net sales                         6,246        3,755      10,001       13,004        -      36,335
   Cost of goods sold                        2,538        2,415       3,658        3,715        -      19,337
                                         ---------     --------    --------     --------  --------    -------
     Gross profit                            3,708        1,340       2,928        3,800        -      16,998
                                         ---------     --------    --------     --------  --------    -------
   Operating income (loss) from
     continuing operations                  (1,668)         868        (534)         737    (1,909)    (2,506)

   Depreciation & amortization expense          89          369         988          496       -        1,942
   Valuation allowance additions                82          315         230          719       -        1,346
   Capital asset additions                     611         (194)        243          470       -        1,130
   Total assets                              8,927       12,723      19,473        9,591    20,860     71,574


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2000.


RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED AND
SIX MONTHS ENDED JULY 31, 2000 AND 1999

In connection with the initial public offering by NETsilicon, Inc. ("NSI"), our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements for fiscal 2000 include the results of operations of NETsilicon only through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security which is marked-to-market at the end of each period. The amounts included in our fiscal 2001 quarter and six months are not comparable to our fiscal 2000 quarter as and six months as NETsilicon is no longer included in our consolidated results. Readers should refer to NETsilicon's quarterly report on Form 10-Q for information concerning NETsilicon.

Net sales. Our consolidated net sales from continuing operations were $11.4 million for the quarter ended July 31, 2000 compared to $17.2 million for the comparable three months ended July 31, 1999, a decrease of 33.9%. This decline in net sales reflects an increase of $2.1 million at Sorrento Networks ("Sorrento"), an increase of $148,000 at Meret Optical Communications ("Meret"), and a $545,000 decline at Entrada Networks ("Entrada"). The remaining decline was related to NSI. During the six months ended July 31, 2000 our net sales from continuing operations decreased to $21.4 million from $36.3 million a decrease of 41%. This decline in net sales reflects an increase of $2.0 million at Sorrento, a $316,000 decline at Meret and a $3.3 million decline at Entrada.
The remaining decline was related to NSI.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit decreased to $3.9 million, or by 52.7%, for the quarter ended July 31, 2000 from $8.1 million for quarter ended July 31, 1999. This decline reflects a $582,000 decline at Entrada, a $329 increase at Meret and a $225,000 decline at Sorrento. The remaining decline was related to NSI. Consolidated gross profit decreased to $5.7 million, or by 66.5%, for the six months ended July 31, 2000 from $17.0 million for the six months ended July 31, 1999. This decline reflects a $2.1 million decline at Entrada exclusive of a $2.7 million valuation allowance recorded against inventories at Entrada, a $327,000 increase at Meret, and a $336,000 decline at Sorrento. The remaining decline was related to NSI.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international sales channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses increased to $5.5 million, or 48.5% of net sales, for quarter ended July 31, 2000 from $4.5 million, or 26.3% of net sales for the same three months ended July 31, 1999. Our selling and marketing expenses increased to $9.2 million or 43.1% of net sales during the six months ended July 31, 2000 from $8.6 million or 23.8% for the comparable six months ended last year.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to increase substantially as we continue to develop our technologies and future products. Our consolidated engineering, research and development expenses increased to $6.5 million, or 56.8% of net sales, for the quarter ended July 31, 2000 from $2.5 million, or 14.7% of net sales, for the same three months ended a year ago. Our consolidated engineering, research and development expenses increased to $12.4 million, or 57.8% of net sales, from $4.8 million, or 13.1% of net sales, for the comparable six months ended last year.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Increases in general and administrative expenses are planned as we strengthen our infrastructure to provide sufficient administrative support for the growth of our businesses. Our consolidated general and administrative expenses increased to $5.0 million, or 44.3% of net sales, for the quarter ended July 31, 2000 from $2.9 million, or
16.8 % of net sales, for the quarter ended July 31, 1999. Our consolidated general and administrative expenses increased to $8.2 million, or 38.3% of net sales, for the six months ended July 31, 2000 from $5.9 million, or 16.3% of net sales, for the comparable period last year.

Other operating expenses. Other operating expenses for the quarters ended July 31, 2000 and 1999 include $93,000 of amortization of purchased technology related to acquisitions included in Meret. During the six months ended July 31, 2000, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs.

Other income (charges). Other net income (charges) from continuing operations increased to $575,000 income for the quarter ended July 31, 2000 from $(579,000) expense for the comparable three months last year. The increase reflects an increased in interest income of $858,000 related to short term investments of surplus cash combined with lower interest expenses resulting from the decrease in our short term debt during the six months ended July 31, 2000. During the six months ended July 31, 2000 other net income (charges) increased to $845,000 income from $(1.0) million expense for the comparable six months ended last year. The increase reflects an increased in investment income of $1.4 million related to short term investments of surplus cash combined with lower interest expenses resulting from the decrease in our short term debt during the six months ended July 31, 2000.

Income taxes. There was no provision for income taxes for quarters and six months ended July 31, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. We completed our disposition of our Far East business unit as of January 31, 2000, accordingly we had no discontinued operations during the three and six months ended July 31, 2000. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheets at July 31,2000 and January 31, 2000.

SORRENTO NETWORKS

Net sales. Net sales for Sorrento increased to $3.6 million, or 141.8%, for the quarter ended July 31, 2000 from $1.5 million for the three months ended July 31, 1999. During the quarter ended July 31, 2000, Sorrento shipped product to 4 customers of which two customers represented a combined 79.4% of Sorrento's net sales for the quarter. These two customers represented 12.8% and 12.0% individually of our consolidated net sales for the quarter ended July 31, 2000. During the quarter ended July 31, 1999, Sorrento shipped product to one customer which represented 87.9% of Sorrento's net sales for the quarter ended July 31, 1999. This customer did not contribute to the sales during the quarter ended July 31, 2000. During the six months ended July 31, 2000, net sales increased to $8.2 million, or 31.8%, from $6.2 million for the comparable six months last year. During the six months ended July 31, 2000, Sorrento shipped product to 7 customers of which 4 customers represented a combined 88.9% of Sorrento's net sales for the six month period. During the six months ended July 31, 2000 one customer represented 15.2% of our consolidated net sales. During the six months ended July 31, 1999, Sorrento shipped product to 4 customers of which 2 customers represented a combined 96.3% of Sorrento's net sales for the six month period. Sorrento expects to continue to experience significant fluctuations in its quarterly revenues as a result of its long and variable sales cycle as well as its highly concentrated customer base.

Gross profit. Gross profit decreased to $768,000, or 22.7%, for the quarter ended July 31, 2000 from $993,000 for the quarter ended July 31, 1999. Sorrento's margins decreased to 21.6% for the quarter ended July 31, 2000 from

67.6% for the comparable quarter last year. During the six months ended July 31, 2000 Sorrento's gross profit decreased to $3.4 million, or 9.1%, from $3.7 million for the six month period ended July 31, 1999. Sorrento's margins decreased to 41.0% for the six months ended July 31, 2000 from 59.4% for the comparable six month period last year. Both the three and six month declines in gross margins primarily resulted from increased fixed manufacturing overhead costs and higher gross margins on sales to a single customer last year.

Selling and marketing. Selling and marketing expenses increased to $4.1 million, or 115.2% of net sales, for the quarter ended July 31, 2000 from $1.3 million, or 88.9% of net sales for the comparable three months last year. For the six months ended July 31, 2000, selling and marketing expenses increased to $6.6 million, or 79.9% of net sales, from $2.7 million or 43.0% of net sales for the six months ended July 31, 1999. The increase in sales and marketing expenses was the result of increased personnel, travel expenses, trade show participation, advertising, depreciation on demonstration equipment, customer education and marketing materials. Sorrento increased its sales and marketing personnel to 57 at July 31, 2000 from 26 at July 31, 1999.

Engineering, research and development. Engineering, research and development expenses increased to $5.1 million, or 144.0% of net sales, for the quarter ended July 31, 2000 from $672,000, or 45.8% of net sales, for the same three months ended last year. For the six months ended July 31, 2000, engineering, research and development expenses increased to $9.4 million, or 113.6% of net sales, from $1.2 million, or 18.5% of net sales, for the six months ended July 31, 1999. The increases were primarily the result of additional engineering, research and development personnel to support the continuing development of our existing products as well as new products and technologies. Sorrento increased its engineering personnel to 88 at July 31, 2000 from 11 at July 31, 1999. Engineering, research and development costs will continue to increase as Sorrento intends to remain on the leading-edge of developing end to end optical networking solutions for the metropolitan market.

General and administrative. General and administrative expenses increased to $3.4 million, or 96.4% of net sales, for the quarter ended July 31, 2000 from $811,000, or 55.2% of net sales, for the same three months ended last year. For the six months ended July 31, 2000, general and administrative expenses increased to $5.2 million, or 63.0% of net sales, from $1.5 million, or 24.5% of net sales, for the six months ended July 31, 1999. The increase is primarily attributable to professional fees and costs associated with our initial public offering which was cancelled, increased personnel, increased infrastructure costs necessary to support our planned growth and increased allowances for bad debts. Sorrento increased its general and administrative personnel to 24 at July 31, 2000 from 12 at July 31, 1999.

Deferred and other stock compensation. Deferred and other stock compensation for the quarter and six months ended July 31, 2000 includes $678,000 of amortization of deferred stock compensation and $158,000 of expense resulting from the amortization, over the vesting period, of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million which is being amortized on an accelerated basis over the vesting period of the options.

MERET OPTICAL COMMUNICATIONS

During the periods prior to January 31, 2000 Meret was an integral portion of the "Optical Networking" business unit which also included Sorrento. As of January 31, 2000, we separated Meret from the Optical Networking business segment. For periods prior to January 31, 2000 amounts reported for the Meret segment of our business may not be indicative of the results of operations that would have resulted had Meret been operated as a stand-alone entity.

As part of this separation Meret relocated its Fremont, California facility to a 5,000 square foot facility under a three year lease which provides for monthly rent of $7,000. The prior location was leased for $22,000 per month and was 18,000 square feet.

Net sales. Net sales for Meret increased slightly to $1.8 million, or 9.0%, for the quarter ended July 31, 2000 from $1.6 million for the quarter ending July 31, 1999. During the six months ended July 31, 2000 net sales declIned slightly to $3.4 million, or 8.4%, from $3.7 million for the comparable six months.

Gross Profit. Gross profit increased to $728,000, or 82.5%, for the quarter ended July 31, 2000 from $399,000 for the quarter ended July 31, 1999. Meret's margins increased to 40.8% for the quarter ended July 31, 2000 from 24.4% for the comparable quarter last year. During the six months ended July 31, 2000 Meret's gross profit increased to $1.7 million, or 24.4%, from $1.3 million for the six months ended July 31, 1999. Meret's margins increased to 48.5% for the six months ended July 31, 2000 from 35.7% for the six months ended July 31, 1999. These increases in gross margin reflect a shift in Meret's product mix towards higher margin items.

Selling and Marketing. Selling and marketing expenses decreased to $105,000, or 5.9% of net sales, for the quarter ended July 31, 2000 from $167,000, or 10.2% of net sales, for the comparable period last year. For the six months ended July 31, 2000, selling and marketing expenses decreased to $285,000, or 8.3% of net sales, from $425,000, or 11.3% of net sales, for the six months ended July 31, 1999. Travel and advertising expenses decreased as Meret focused its selling and marketing efforts to support only the Meret product group. We anticipate increased expenditures during the remainder of the fiscal year to support expected growth of Meret's business.

Engineering, Research and Development. Meret incurred engineering expenses during the quarter and six months ended July 31, 2000 of $59,000 and $87,000, respectively. No engineering expenses were incurred during the three and six months ended July 31, 1999. After Meret's separation from the Optical Networking segment, we increased engineering expenditures to update older products and we will continue to increase engineering spending through the fiscal year to support existing as well as new products.

General and Administrative. Our general and administrative expenses increased to $96,000 for the quarter ended July 31, 2000 and to $138,000 for the six months ended July 31, 1999. General and administrative expenses increased due to our separation from the Optical Networking business unit and to build an infrastructure to support our expected future growth.

Other operating expenses. Other operating expenses of $93,000 and $186,000 for the quarter and six months ended July 31, 2000 remained unchanged compared to the same periods ended July 31, 1999. These costs represent the amortization of purchased technology related to prior acquisitions.

ENTRADA NETWORKS

On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 30, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we own 48.9% of Entrada Networks and will account for our interest on the equity method after August 31, 2000.

During July, 2000, in anticipation of this merger Entrada established its headquarters at a 19,000 square foot facility in San Diego, California under a 66 month lease which provides for monthly rent of $18,000.

Net sales. Net sales for Entrada Networks declined to $6.0 million , or 8.3%, for the quarter ended July 31, 2000 from $6.6 million for the quarter ended July 31, 1999. Net sales were $9.8 million for the six months ended July 31, 2000 compared to $13.0 million for the six months ended July 31, 1999. Sales to OEM's of networking adapter products increased, however this increase was more than offset by a decrease in sales to distributors of remote access and print server products, reflecting Entrada's focus on OEM business and roll-out of its new generation products

Gross profit. Gross profit decreased to $2.3 million for the quarter ended July 31, 2000 from $2.9 million for the comparable quarter last year. Gross profit decreased to $658,000, inclusive of a $2.7 million inventory valuation adjustment, for the six months ended July 31, 2000 from $5.5 million for the comparable period last year. Gross Entrada's gross margin, excluding the valuation adjustment, decreased to 38.8% and 35.8%, respectively, for the three and six months ended July 31, 2000 as compared to 44.5% and 41.9% for the comparable periods last year. The decline in gross margins resulted from increased sales to OEM customers which have lower margins than sales to distributors as well as product transitions in anticipation of its merger with Sync.

Selling and marketing. Sales and marketing expenses remained constant at $1.3 million, or 21.8% of net sales for the quarter ended July 31, 2000 and 20.0% of net sales for the quarter ended July 31, 1999. Sales and marketing expenses were $2.4 million, or 24.1% of net sales, for the six months ended July 31, 2000 as compared to $2.5 million, or 18.9% of net sales, for the comparable period last year. During May, 2000 Entrada reduced its selling and marketing personnel by 12 as a result of the closure of its Massachusetts facility as well as personnel reductions in anticipation of its merger with Sync.

Engineering, research and development, Engineering, research and development expenses increased slightly to $1.1 million, or 18.3% of net sales, for the quarter ended July 31, 2000 as compared to $1.1 million, or 16.0% of net sales, for the quarter ended July 31, 1999. Cost savings achieved through the consolidation of our facilities were offset by increased new product development costs. Engineering, research and development expenses increased to $2.8 million, or 28.3% of net sales, for the six months ended July 31, 2000 as compared to $2.3 million, or 17.7% of net sales, for the six months ended July 31, 1999. This increase was primarily the result of a $434,000 reduction of capitalized software development costs caused by changing market conditions.

General and administrative. General and administrative expenses decreased slightly to $541,000, or 9.0% of net sales, for the quarter ended July 31, 2000 from $542,000 or 8.2% of net sales, for the quarter ended July 31, 1999. General and administrative expenses decreased to $1.1 million, or 11.0% of net sales, for the six months July 31, 2000 from $1.2 million, or 9.5% of net sales, for the six months ended July 31, 1999. Entrada consolidated its facilities as well as eliminated 37,000 square feet of unused space leased at its Annapolis Junction, Maryland facility.

Other operating expenses. Other operating expenses for the six months ended April 30, 2000 include $494,000 of costs associated with the closure of Entrada's Massachusetts facility and a $1.4 million valuation reserve recorded against distributor receivables. Entrada has reduced its total personnel by 39 through the closure of its Massachusetts facility and other personnel reductions associated with a shift in its business focus to OEM sales as well as in anticipation of its merger with Sync. It is anticipated that the closure of the Massachusetts facility will reduce annual operating expenses by at least $2.0 million.

NETSILICON

The results of NSI are no longer included in our consolidated results for the quarter and six months ended July 31, 2000. Additional information regarding the Company is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through a combination of debt and equity financing. At July 31, 2000, our working capital was $230.8 million including $21.4 million in cash and cash equivalents.

The amounts included in our statement of cash flows for the six months ended July 31, 2000 are not comparable to our months ended July 31, 1999 amounts due to the inclusion of NETsilicon for only six months ended July 31, 1999. Readers should refer to NETsilicon's quarterly reports on Form 10-Q for information concerning NETsilicon.

Our continuing operations used cash flows of $31.0 million during the six months ended July 31, 2000. During the six months ended July 31, 1999 continuing activities provided cash flows of $316,000 and discontinued operations used cash of $925,000. The increase in cash flows used by operations reflects a substantial increase in our net loss as well as increases in accounts receivable, inventories and short-term commercial paper, partially offset by increases in accrued expenses. The increased loss from continuing operations reflects our continued commitment to grow Sorrento Networks.

To support our anticipated growth, we expect our research and development, selling and marketing, and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

Our standard payment terms ranges from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect.

We provide long-term equipment financing to a customer of Sorrento and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at 11% per annum interest. We financed $4.9 million of receivables, including deployment expenses, during the six months ended July 31, 2000 for this customer. During the six months ended April 30, 2000 and 1999 we made sales of $3.2 million and $1.9, respectively, and reimbursed deployment expenses of $409,000 to this customer during the six months ended July 31, 2000.

Our investing activities during the six months ended July 31, 2000 used cash flows of $9.0 million. We purchased property and equipment of $7.1 million and invested $2.0 million in a Sorrento customer. During the six months ended
July 31, 1999 the investing activities of our continuing operations used cash flows of $3.2 million which consisted primarily of advances to affiliates, purchases of capital equipment and software development costs.

We expect our investments in property and equipment will increase to support the anticipated growth of our operations and infrastructure. In June, 2000, we entered in a purchase contract for a 41,000 square facility immediately adjacent to our San Diego, California facility. The purchase price is $4,805 of which $2,378 was paid prior to July 31, 2000 and we will assume the existing indebtedness of $2,427.

Our financing activities during the six months ended July 31, 2000 provided cash flows of $47.8 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock and $2.3 million in proceeds from option and warrant exercises offset by repayments of short and long term debt. During the six months ended July 31, 1999 the financing activities of our continuing operations provided cash flows of $6.0 million which consisted primarily of $4.7 million in proceeds from short and long term debt and $1.6 million from option and warrant exercises.

We have various lines of credit totaling $15.0 million. Outstanding borrowings against these lines of credit were $4.6 million at July 31, 2000. Our various credit lines are collateralized by accounts receivable, inventory and equipment.

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

On August 30, 2000, we completed a merger of Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 30, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we own 48.9% of Entrada Networks and will account for our interest on the equity method after August 30, 2000.

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

The Financial Accounting Standards Board issued Interpretation ("FIN")
No. 44, "Accounting for Certain Transactions involving Stock Compensation", an Interpretation of APB Opinion No. 25, FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

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

OTHER MATTERS

We settled the pending consolidated class action case filed against us. See Part II, Item 1, "Other Information - Legal Proceedings".

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT

All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: unanticipated technical problems related to our products; our ability, or lack thereof, to make, market and sell optical networking products, high-speed connectivity products, and products for Storage Area Networks that meet with market approval and acceptance; the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products, high-speed connectivity products and products for Storage Area Networking; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of its shareholders, including but not limited to Entrada's decision to focus its sales efforts on Original Equipment Manufacturers or to develop products for the Storage Area Networking marketplace; the failure of the Company to achieve sales of its products to customers pursuant to the strategic alliance and equipment purchase agreements entered into during the Company's first and second fiscal quarter 2000; other uncertainties relating to the effectiveness of the consolidation activities related to the proposed merger of Sync and Entrada; the effect of the merger upon the customers of Sync and Entrada and those customers' decisions to purchase products and services prior to the merger from either company, or after the merger from Entrada Networks; our potential inability to enforce any agreement in China or Hong Kong under the laws and legal system in effect in the applicable jurisdiction; and other risks detailed from time to time in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On August 4, 2000, the we entered into a settlement of the consolidated shareholder class actions pending in Federal district court in Los Angeles against us and certain present and former officers. The settlement, which was entered into without any admission of liability by any of the defendants, provides that, among other things, all claims against the all defendants shall be dismissed. The settlement also provides for an aggregate cash payment to class members of $3.75 million, plus accrued interest from September 1, 2000, if any, less approved attorneys' fees and related expenses. The settlement will be funded by our insurance carrier, and did not have a material adverse effect on our financial position or results of operations. The court granted preliminary approval to the settlement on August 8, 2000, notice to the class members has been made and a hearing for final approval of the settlement is scheduled for October 23, 2000.

The lawsuit, entitled In re Osicom Technologies, Inc. Securities Litigation, Master File No. CV-99-4321-R, was filed on August 20, 1999 against, our Chief Executive Officer, our President and our former Chief Financial Officer in the United States District Court for the Central District of California. The consolidated complaint generally alleged that, during the period July 1, 1998 to April 20, 1999, the defendants made false and misleading public statements related to a contract entered into by our Far East business unit with a Japanese customer. The consolidated complaint asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-6 promulgated thereunder, as well as state common law. The consolidated complaint did not specify an amount of damages.

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

            June 12, 2000   Resignation of Chairman and Chief Executive Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSICOM TECHNOLOGIES, INC.
(Registrant)




By:       /s/ Christopher E. Sue                   Date:  September 15, 2000
     --------------------------------
       Christopher E. Sue,
       Vice President Finance
       Principal Accounting Officer