Form 10-Q
period 2000-10-31
OSICOM TECHNOLOGIES INC
filed 2000-12-13
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-15810

                           OSICOM TECHNOLOGIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 NEW JERSEY                                     22-2367234
(STATE OR OTHER JURISDICTION OF INCORPORATION      (IRS EMPLOYER IDENTIFICATION NUMBER)
              OR ORGANIZATION)

             9990 MESA RIM ROAD
            SAN DIEGO, CALIFORNIA                                  92121
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                               (858) 558-3960
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

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

    Common Stock, $.30 par value per share, Outstanding: 12,433,357 shares at December 4, 2000.

    This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. 'Fluctuations in Revenue and Operating Results' and 'Forward Looking Statements -- Cautionary Statement', which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

================================================================================

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                  2000          2000
                                                              ------------   -----------
                                                               (UNAUDITED)
                                                                    (In Thousands)
                           ASSETS
CURRENT ASSETS
    Cash and equivalents....................................    $ 12,735      $ 13,511
    Accounts receivable, net................................      10,225        11,639
    Inventory, net..........................................      10,615        13,004
    Prepaid expenses and other current assets...............       2,713         1,503
    Investment in marketable securities.....................      97,908       168,750
                                                                --------      --------
        TOTAL CURRENT ASSETS................................     134,196       208,407
                                                                --------      --------
PROPERTY AND EQUIPMENT, NET.................................      15,609         5,520
                                                                --------      --------
OTHER ASSETS
    Purchased technology, net...............................       1,116         1,395
    Capitalized software, net...............................          --         1,773
    Other assets............................................      10,605         3,337
    Investment in former subsidiary.........................       6,310            --
    Due from disposal of discontinued operations............       1,699         2,833
                                                                --------      --------
        TOTAL OTHER ASSETS..................................      19,730         9,338
                                                                --------      --------
TOTAL ASSETS................................................    $169,535      $223,265
                                                                --------      --------
                                                                --------      --------

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt.........................................    $  1,185      $  5,407
    Current maturities of long term debt....................         195           721
    Accounts payable........................................       4,547         6,417
    Other current and accrued liabilities...................      10,134         6,376
                                                                --------      --------
        TOTAL CURRENT LIABILITIES...........................      16,061        18,921
                                                                --------      --------
Long-term debt and capital lease obligations................       3,749         1,806
                                                                --------      --------
        TOTAL LIABILITIES...................................      19,810        20,727
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST
    Preferred stock of subsidiary; 8,954 shares issued and
      outstanding; subsidiary liquidation preference
      $48,800...............................................      48,080            --
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; cumulative dividends;
      liquidation preference $6,578 including accumulated
      dividends.............................................           1             1
    Common stock, $.30 par value; 16,667 shares authorized;
      12,320 shares issued and 12,311 shares outstanding at
      October 31, 2000; 11,483 shares issued and 11,474
      shares outstanding at January 31, 2000................       3,696         3,445
    Additional paid-in capital..............................     113,307       102,418
    Notes receivable from option exercises..................      (5,034)           --
    Deferred stock compensation.............................      (1,623)           --
    Accumulated deficit.....................................    (102,475)      (67,771)
    Accumulated unrealized gain on marketable securities....      93,842       164,514
    Treasury stock, at cost; 9 shares at October 31, 2000
      and January 31, 2000..................................         (69)          (69)
                                                                --------      --------
        TOTAL STOCKHOLDERS' EQUITY..........................     101,645       202,538
                                                                --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $169,535      $223,265
                                                                --------      --------
                                                                --------      --------

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             OCTOBER 31,            OCTOBER 31,
                                                         --------------------   --------------------
                                                           2000        1999       2000        1999
                                                         ---------   --------   ---------   --------
                                                          (In Thousands, except per share amounts)
NET SALES..............................................  $ 10,849    $18,948    $ 32,273    $55,283
COST OF SALES..........................................     7,340      9,620      23,067     28,957
                                                         --------    -------    --------    -------
    GROSS PROFIT.......................................     3,509      9,328       9,206     26,326
                                                         --------    -------    --------    -------
OPERATING EXPENSES
    Selling and marketing..............................     4,335      3,999      13,561     12,629
    Engineering, research and development..............     5,707      2,171      18,093      6,934
    General and administrative.........................     4,186      2,639      12,386      8,564
    Stock compensation.................................       400         --       1,236         --
    Other operating expenses...........................        93         93       2,348        279
                                                         --------    -------    --------    -------
        TOTAL OPERATING EXPENSES.......................    14,721      8,902      47,624     28,406
                                                         --------    -------    --------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............   (11,212)       426     (38,418)    (2,080)
                                                         --------    -------    --------    -------
OTHER INCOME (CHARGES)
    Investment income..................................       494         53       1,855         85
    Interest expense...................................      (234)      (454)       (746)    (1,518)
    Other income (charges).............................        --         51          (4)        53
    Gain on sales of marketable securities.............     4,049     14,170       4,049     14,170
                                                         --------    -------    --------    -------
        TOTAL OTHER INCOME (CHARGES)...................     4,309     13,820       5,154     12,790
                                                         --------    -------    --------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES................................................    (6,903)    14,246     (33,264)    10,710
PROVISION FOR INCOME TAXES.............................        --      3,406          --      3,406
                                                         --------    -------    --------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............    (6,903)    10,840     (33,264)     7,304
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX OF
  $-0-, $-0-, $-0- AND $-0-)...........................        --     (1,271)         --     (2,620)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (NET OF
  INCOME TAX BENEFIT OF $-0-, $3,406, $-0- AND
  $3,406)..............................................        --     (8,036)         --     (8,036)
                                                         --------    -------    --------    -------
NET INCOME (LOSS)......................................  $ (6,903)   $ 1,533    $(33,264)   $(3,352)
                                                         --------    -------    --------    -------
                                                         --------    -------    --------    -------
INCOME (LOSS) PER COMMON SHARE:
    PREFERRED STOCK DIVIDENDS..........................       579        295       1,555        780
    NET INCOME (LOSS) APPLICABLE TO COMMON SHARES......  $ (7,482)   $ 1,238    $(34,819)   $(4,132)
                                                         --------    -------    --------    -------
                                                         --------    -------    --------    -------
  BASIC
        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
          (RESTATED, IN THOUSANDS).....................    11,845      9,552      11,658      9,046
        NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations......................  $  (0.63)   $  1.10    $  (2.99)   $  0.72
            Discontinued Operations....................       n/a      (0.97)        n/a      (1.18)
                                                         --------    -------    --------    -------
        NET INCOME (LOSS) PER COMMON SHARE.............  $  (0.63)   $  0.13    $  (2.99)   $ (0.46)
                                                         --------    -------    --------    -------
                                                         --------    -------    --------    -------
  DILUTED
        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
          (RESTATED, IN THOUSANDS).....................    11,845     10,405      11,658     10,416
        NET INCOME (LOSS) PER COMMON SHARE:
            Continuing Operations......................  $  (0.63)   $  1.04    $  (2.99)   $  0.68
            Discontinued Operations....................       n/a      (0.90)        n/a      (1.02)
                                                         --------    -------    --------    -------
NET INCOME (LOSS) PER COMMON SHARE.....................  $  (0.63)   $  0.14    $  (2.99)   $ (0.34)
                                                         --------    -------    --------    -------
                                                         --------    -------    --------    -------

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  OCTOBER 31,           OCTOBER 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              ---------   -------   ---------   -------
                                                                           (In Thousands)
COMPREHENSIVE INCOME AND ITS COMPONENTS
  CONSIST OF THE FOLLOWING:
    Net income(loss)........................................  $  (6,903)  $ 1,533   $ (33,264)  $(3,352)
    Change in unrealized gains on marketable securities.....   (100,082)   91,049     (70,672)   91,049
                                                              ---------   -------   ---------   -------
COMPREHENSIVE INCOME (LOSS).................................  $(106,985)  $92,582   $(103,936)  $87,697
                                                              ---------   -------   ---------   -------
                                                              ---------   -------   ---------   -------

          See accompanying notes to consolidated financial statements.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31
                                                              ---------------------
                                                                 2000        1999
                                                              ----------    -------
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations.....................   $(33,264)    $ 7,304
                                                               --------     -------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................      3,345       3,471
        Accounts receivable and inventory reserves..........      5,416       1,442
        Expenses paid through issuance of securities........         --         548
        Gain on sale of marketable securities...............     (4,049)    (14,170)
        Deferred and other stock compensation...............      1,236          --
        Provision for income taxes..........................         --       3,406
    Changes in assets and liabilities net of effects of
      business entity divestures:
        Increase in accounts receivable.....................    (12,127)     (2,653)
        Increase in inventories.............................     (6,732)     (3,462)
        Decrease (increase) in other current assets.........        491      (1,268)
        Increase in accounts payable........................      1,061       3,203
        Increase in accrued expenses........................      5,776       2,585
        Increase (decrease) in other current liabilities....        211        (341)
                                                               --------     -------
            NET CASH PROVIDED BY (USED) IN CONTINUING
              OPERATING ACTIVITIES..........................    (38,636)         65
            NET CASH PROVIDED BY (USED) IN DISCONTINUED
              OPERATING ACTIVITIES..........................         --       1,779
                                                               --------     -------
            NET CASH USED IN OPERATING ACTIVITIES...........    (38,636)      1,844
                                                               --------     -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment......................    (12,473)     (1,896)
    Capitalized software development costs..................         --        (894)
    Cash received from sale of marketable securities........      4,219      13,717
    Advances to affiliates, net of repayments...............        808      (8,528)
    Other assets............................................       (343)     (2,755)
    Expenditures for investments............................     (6,929)         --
    Cash of former subsidiary...............................     (6,961)         --
    Investing activities of discontinued operations.........         --         351
    Decrease in cash of discontinued operations.............         --         943
                                                               --------     -------
            NET CASH USED IN INVESTING ACTIVITIES...........    (21,679)        938
                                                               --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of short-term debt, net of
      repayments............................................       (211)      1,353
    Proceeds from long term debt............................      2,417         907
    Repayment of long-term debt.............................       (402)        (45)
    Proceeds from issuance of preferred stock by
      subsidiary............................................     46,638          --
    Proceeds from issuance of common stock by subsidiary....      7,851          --
    Proceeds from stock option exercises....................      3,246       2,599
    Preferred stock dividends...............................         --        (481)
    Purchases of treasury stock.............................         --        (153)
    Other...................................................         --         (73)
    Financing activities of discontinued operations.........         --      (3,072)
                                                               --------     -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES.......     59,539       1,035
                                                               --------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       (776)      3,817
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     13,511       3,480
                                                               --------     -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................   $ 12,735     $ 7,297
                                                               --------     -------
                                                               --------     -------

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

    Through our subsidiaries we design, manufacture and market integrated optical networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the 'enterprise' segment of the networking marketplace. We have facilities in San Diego, Fremont, and Santa Monica, California. Our former subsidiaries, NETsilicon, Inc. and Entrada Networking, Inc., are located in Waltham, Massachusetts and San Diego, California, respectively. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, original equipment manufacturers ('OEM's'), local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying financial data as of October 31, 2000 and January 31, 2000, for the three and nine months ended October 31, 2000 and 1999, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2000 and for the three and nine months ended October 31, 2000, have been made. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the operating results for the full year.

    On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. ('Sync'), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we owned approximately 49% of Entrada Networks and we have accounted for our interest at cost as of October 31, 2000. We distributed most of our Entrada shares to our shareholders, option holders and warrant holders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares and each option or warrant to acquire our common shares which is exercised prior to April 30, 2001. We have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

DISCONTINUED OPERATIONS

    Our Far East business unit, consisting of Uni Precision Industrial Limited ('Uni'), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 of a plan to sell this division. As of January 31, 2000, we sold Uni to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to Uni and a $3,000 non-voting redeemable preferred security. This security has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets disposed, at their expected realizable values, have been separately classified in the accompanying balance sheets. During the quarter and nine months ended October 31, 2000 we received payments of $280 and $808, respectively.

NETSILICON, INC.

    In connection with the initial public offering by NETsilicon, Inc. ('NSI'), our remaining 55.4% interest became non-voting shares. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an 'available for sale security.' Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value as reported on Nasdaq reported as a separate element of stockholders' equity and is included in the computation of comprehensive income. In October 2000, we sold 350,000 shares of our investment in NSI at an approximate average price of $12.05 per share reducing the number of shares we own to 7.1 million. The purchasers have the right to receive additional NSI shares from us if the three day average high for the NSI common stock, as quoted on Nasdaq at December 31, 2000 is less than the price paid to us by the purchasers. This price protection is limited to $8.00 per share. Our former Chairman and CEO purchased 100,000 of these shares of NSI for $1,164. As a result, our remaining interest is approximately 51% as of October 31, 2000 and continues to be accounted for as a marked-to-market security.

STOCK COMPENSATION

    We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of Sorrento Networks granted by it to its employees; during the three and nine months ended October 31, 2000 Sorrento Networks amortized $303 and $981 respectively of the total $2,605 it recorded for deferred stock compensation.

    For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, 'Accounting for stock-Based Compensation,' and Emerging Issues Tax Force (EITF) 96-18, 'Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.' All such amounts relate to options to acquire common stock of Sorrento Networks granted by it to its consultants; during the three and nine months ended October 31, 2000 Sorrento Networks recorded $97 and $255 respectively for options granted to consultants.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended by SFAS 137 and 138, is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' and SOP 98-5, 'Reporting on the Costs of Start-up Activities,' effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

    The Financial Accounting Standards Board issued Interpretation ('FIN') No. 44, 'Accounting for Certain Transactions involving Stock Compensation,' an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ('SAB 101') which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

BALANCE SHEET DETAIL

    Inventories at October 31, 2000 and January 31, 2000 consist of:

                                                OCTOBER 31,   JANUARY 31,
                                                   2000          2000
                                                -----------   -----------
Raw material..................................    $ 6,842       $ 9,024
Work in process...............................      2,949         3,677
Spare parts...................................         --           141
Finished goods................................      3,116         4,232
                                                  -------       -------
                                                   12,907        17,074
Less: Valuation reserve.......................      2,292         4,070
                                                  -------       -------
                                                  $10,615       $13,004
                                                  -------       -------
                                                  -------       -------

PROPERTY AND EQUIPMENT

    In October 2000, we completed our purchase of a 41,000 square foot facility immediately adjacent to our existing San Diego, California facility. The purchase price was $4,805 including the assumption of existing indebtedness of $2,417 on a thirty-year, 7.6% fixed rate mortgage, with total annual payments of $210.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

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

           1,000 shares of Preferred Stock, Series B

           100,000 shares of Preferred Stock, Series C

           3,000 shares of Preferred Stock, Series D

           1,000,000 shares of Preferred Stock, Series E

    We have outstanding the following shares of preferred stock:

                                                    SHARES       PAR    LIQUIDATION
                                                  OUTSTANDING   VALUE   PREFERENCE
                                                  -----------   -----   -----------
Series A........................................     2,500      $  1      $2,500
Accrued, unpaid dividends.......................        --        --       1,225
Series D........................................     2,853        --       2,853
                                                     -----      -----     ------
                                                     5,353      $  1      $6,578
                                                     -----      -----     ------
                                                     -----      -----     ------

    Preferred stock dividends during the quarters and nine months ended October 31, 2000 and 1999 consist of:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                               OCTOBER 31,         OCTOBER 31,
                                            -----------------   -----------------
                                             2000      1999      2000      1999
                                            -------   -------   -------   -------
Accrued, unpaid dividends (Series A).....     $ 38      $ 38    $  113     $113
Accrued, unpaid dividends (Series C).....       --        --        --       --
Deemed dividends (Series C)..............       --        --        --      103
Dividends paid (Series C)................       --       257        --      564
Deemed dividends (Sorrento Series A).....      541        --     1,442       --
                                              ----      ----    ------     ----
                                              $579      $295    $1,555     $780
                                              ----      ----    ------     ----
                                              ----      ----    ------     ----

OTHER CAPITAL STOCK TRANSACTIONS

    On March 3, 2000, Sorrento Networks, Inc. completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638. These shares were sold to a group of investors. 1,467,891 shares were purchased, pursuant to a previously contracted right of participation, by entities in which one of our former officers, who was an outside director at that time, was a partner or member. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of 357,799 shares of its Series A Convertible Preferred Stock to an entity in which one of our former officers, who was an outside director at that time, was a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our outside directors purchased 45,872 shares and a director of Sorrento, purchased 91,744 in this placement.

    Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an 'as converted' basis except for

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. In the event Sorrento does not complete a $50,000 public offering by March 1, 2001, the holders of at least 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the three and nine months ended October 31, 2000 we recorded a deemed dividend of $541 and $1,442, respectively, with respect to the Sorrento Series A shares.

STOCK OPTION PLANS

    We have three stock options plans in effect: the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. In addition, we have adopted two new plans: the 2000 Stock Incentive Plan, and the 2000 Employee Stock Purchase Plan. The stock options have been made available to officers, directors, employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At October 31, 2000 there were 4,268,624 shares under option at prices varying from $3.00 to $69.13 per share.

EARNINGS PER SHARE CALCULATION

    The following data show the amounts used in computing basic earnings per share for the quarters ended October 31, 2000 and 1999.

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 OCTOBER 31,             OCTOBER 31,
                                             -------------------    ---------------------
                                              2000         1999       2000         1999
                                             -------      ------    --------      -------
Net loss................................     $(6,903)     $1,533    $(33,264)     $(3,352)
Less: preferred dividends...............        (579)       (295)     (1,555)        (780)
                                             -------      ------    --------      -------
Net loss available to common
  shareholders used in basic EPS........     $(7,482)     $1,238    $(34,819)     $(4,132)
                                             -------      ------    --------      -------
                                             -------      ------    --------      -------
Average number of common shares used in
  basic EPS.............................  11,844,816  10,405,040  11,657,679   10,416,082
                                          ----------  ----------  ----------   ----------
                                          ----------  ----------  ----------   ----------

    We had a net loss for the quarter and nine months ended October 31, 2000 and for the nine months ended October 31, 1999. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 OCTOBER 31,             OCTOBER 31,
                                             -------------------    ---------------------
                                              2000         1999       2000         1999
                                             -------      ------    --------      -------
Net loss available to common
  shareholders used in basic EPS........     $(7,482)     $1,238    $(34,819)     $(4,132)
Preferred stock dividends...............          --          --          --           --
                                             -------      ------    --------      -------
Net loss available to common
  shareholders used in basic EPS........     $(7,482)     $1,238    $(34,819)     $(4,132)
                                             -------      ------    --------      -------
                                             -------      ------    --------      -------
Average number of common shares used in
  basic EPS.............................  11,844,816   9,552,001  11,657,679    9,045,872
Effect of dilutive securities:
    Convertible preferred stock.........      31,623     489,722      10,541      607,709
    Stock benefit plans.................   1,574,748     350,228   1,954,255      645,890
    Warrant exercises...................      87,522      13,089     108,101      116,611
                                          ----------   ---------  ----------    ---------
Average number of common shares and
  dilutive potential common stock used
  in diluted EPS........................  13,538,709  10,405,040  13,730,576   10,416,082
                                          ----------   ---------  ----------    ---------
                                          ----------   ---------  ----------    ---------

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

RELATED PARTY TRANSACTIONS

    During July 2000, we agreed to loan $300 for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to one of our officers in connection with accepting employment. This loan is full recourse and the officer has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. As of October 31, 2000 he has received approximately $269 of this amount for which the interest rate is 6.60%.

    During October 2000, our former CEO and Chairman, and another former officer, exercised options to acquire 578,500 shares of our common stock. Pursuant to our agreement with our former CEO and Chairman, we loaned the exercise price of $5,034 related to the exercise of 507,388 stock options at the applicable federal rate of 6.30% for two years. The loan is fully collateralized by the 507,388 shares of our common stock.

COMMITMENTS

    In September 2000, we entered into a two year employment agreement with Xin Cheng, our present Chairman and Chief Executive Officer, ending March 2002, which provides for a salary of $250 per year. In addition, he is entitled to a bonus equal to two year's base salary payable at the end of the contract. We have the right to terminate this contract for cause. However, should he be terminated without cause he will receive a continuation of his salary and benefits for two years and he is required to provide consulting services to us during that period.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

    We entered into a two year employment contract with Rohit Phansalkar, our immediate past Chairman and Chief Executive Officer, ending May 2002, which provides for a salary of $250 per year. He resigned as our CEO in September 2000, in order that the CEO of our Sorrento subsidiary become our CEO and Chairman of the Board. His contract requires us to continue his salary and benefits for two years, during which he is available to provide consulting services to us.

    Four of our officers, an employee and consultant have a two year employment agreements ending in May, July and August 2002, which provide for salaries totaling $1,096. These contracts may be terminated for cause. However, should any of these individuals be terminated without cause or resign in certain circumstances they will receive a continuation of their salary and benefits for two years, and they are required to provide consulting services to us during that period.

CONCENTRATIONS OF CREDIT RISK

    Although we are directly affected by the economic well being of our significant customers listed in the following table, we do not believe that significant credit risks exists at October 31, 2000. All customer receivables are within terms and we perform ongoing credit evaluations of our customers financial condition.

    The following data shows net sales to customers who represented more than 10% of net sales during the quarter and nine months ended October 31, 2000 as a percentage of net sales and the customers accounting for more than 10% of net receivables at October 31, 2000:

                                            PERCENTAGE OF NET SALES
                                      ------------------------------------    PERCENTAGE OF NET
                                       QUARTER ENDED     NINE MONTHS ENDED     RECEIVABLES AT
                                      OCTOBER 31, 2000   OCTOBER 31, 2000     OCTOBER 31, 2000
                                      ----------------   ----------------     ----------------
Customer A..........................        19.8%               6.7%                22.2%
Customer B..........................        14.4               14.9                 15.3
Customer C..........................        10.9                7.9                 16.4
Customer D..........................         9.0                7.5                 14.1

SUBSEQUENT EVENTS

    In November 2000, we completed a sale of our investment in a customer of our Sorrento subsidiary for gross proceeds of $10,300, a gain of $4,100. The gross proceeds included $320 in accrued dividends. $787 of these proceeds will be held in escrow until December 2001 by the purchaser.

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

SEGMENT INFORMATION

                                    SORRENTO    MERET    ENTRADA
                                    NETWORKS   OPTICAL   NETWORKS   NETSILICON    OTHER      TOTAL
                                    --------   -------   --------   ----------   --------   --------
Three months ended October 31,
  2000:
    Net sales to external
      customers...................  $ 7,157    $ 1,551   $ 2,141      $   --     $     --   $ 10,849
    Intersegment sales............       --         --        --          --           --         --
                                    -------    -------   -------      ------     --------   --------
        Total net sales...........    7,157      1,551     2,141          --           --     10,849
    Cost of goods sold............    4,951      1,017     1,372          --           --      7,340
                                    -------    -------   -------      ------     --------   --------
        Gross profit..............    2,206        534       769          --           --      3,509
                                    -------    -------   -------      ------     --------   --------
    Operating income (loss) from
      continuing operations.......   (8,139)        31      (266)         --       (2,838)   (11,212)
    Depreciation & amortization
      expense.....................      578        126       143          --          137        984
    Valuation allowance
      additions...................     (397)         4         8          --           --       (385)
    Capital asset additions.......    1,889         78       260          --        5,449      7,676
        Total assets..............   26,200      9,114       n/a         n/a      134,221    169,535
Three months ended October 31,
  1999:
    Net sales to external
      customers...................  $ 2,187    $ 1,924   $ 8,030      $6,807     $     --   $ 18,948
    Intersegment sales............       --         --        --          --           --         --
                                    -------    -------   -------      ------     --------   --------
        Total net sales...........    2,187      1,924     8,030       6,807           --     18,948
    Cost of goods sold............    1,349      1,070     4,459       2,742           --      9,620
                                    -------    -------   -------      ------     --------   --------
        Gross profit..............      838        854     3,571       4,065           --      9,328
                                    -------    -------   -------      ------     --------   --------
    Operating income (loss) from
      continuing operations.......   (1,602)       668       507       1,803         (950)       426
    Depreciation & amortization
      expense.....................      547         68       810         104           --      1,529
    Valuation allowance
      additions...................      (79)        --       160          15           --         96
    Capital asset additions.......      383         --       194         189           --        766
        Total assets..............    7,188     25,871    23,037         n/a      101,277    157,373

                   OSICOM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
               (In Thousands, except share and per share amounts)

SEGMENT INFORMATION (CONTINUED)

                                    SORRENTO    MERET    ENTRADA
                                    NETWORKS   OPTICAL   NETWORKS   NETSILICON    OTHER      TOTAL
                                    --------   -------   --------   ----------   --------   --------
Nine months ended October 31,
  2000:
    Net sales to external
      customers...................  $ 15,392   $ 4,989   $11,892     $    --     $     --   $ 32,273
    Intersegment sales............        --        --        --          --           --         --
                                    --------   -------   -------     -------     --------   --------
        Total net sales...........    15,392     4,989    11,892          --           --     32,273
    Cost of goods sold............     9,813     2,789    10,465          --           --     23,067
                                    --------   -------   -------     -------     --------   --------
        Gross profit..............     5,579     2,200     1,427          --           --      9,206
                                    --------   -------   -------     -------     --------   --------
    Operating income (loss) from
      continuing operations.......   (26,565)    1,003    (7,859)         --       (4,997)   (38,418)
    Depreciation & amortization
      expense.....................     1,810       372     1,024          --          139      3,345
    Valuation allowance
      additions...................       351       304     4,761          --           --      5,416
    Capital asset additions.......     6,433       129       444          --        5,467     12,473
        Total assets..............    26,200     9,114       n/a         n/a      134,221    169,535
Nine months ended October 31,
  1999:
    Net sales to external
      customers...................  $  8,433   $ 5,679   $21,034     $20,137     $     --   $ 55,283
    Intersegment sales............        --        --        --          --           --         --
                                    --------   -------   -------     -------     --------   --------
        Total net sales...........     8,433     5,679    21,034      20,137           --     55,283
    Cost of goods sold............     3,887     3,485    12,008       9,577           --     28,957
                                    --------   -------   -------     -------     --------   --------
        Gross profit..............     4,546     2,194     9,026      10,560           --     26,326
                                    --------   -------   -------     -------     --------   --------
    Operating income (loss) from
      continuing operations.......    (3,270)    1,536       (27)      2,540       (2,859)    (2,080)
    Depreciation & amortization
      expense.....................       636       437     1,798         600           --      3,471
    Valuation allowance
      additions...................         3       315       390         734           --      1,442
    Capital asset additions.......       800        --       437         659           --      1,896
        Total assets..............     7,188    25,871    23,037         n/a      101,277    157,373

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2000.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

    In connection with the initial public offering by NETsilicon, Inc. ('NSI'), our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements for fiscal 2000 include the results of operations of NETsilicon only through September 14, 1999 at which time our remaining interest is accounted for as an 'available for sale' security which is marked-to-market at the end of each period. The amounts included in our fiscal 2001 quarter and nine months are not comparable to our fiscal 2000 quarter and nine months as NETsilicon is no longer included in our consolidated results. Readers should refer to NETsilicon's quarterly report on Form 10-Q for information concerning NETsilicon. In October 2000, we sold 350,000 shares of our investment in NSI for $4.2 million thereby reducing our ownership to approximately 51% as of October 31, 2000. Our remaining 7.1 million shares continue to be accounted for as a marked-to-market security.

    On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. ('Sync'), a Nasdaq listed company, in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we owned approximately 49% of Entrada Networks and we have accounted for our interest at cost as of October 31, 2000. We distributed most of our Entrada shares to our shareholders, option holders, and warrant holders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares and each option or warrant to acquire our common shares which is exercised prior to April 30, 2001. We have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants. The amounts included in our fiscal 2001 quarter and nine months are not comparable to our fiscal 2000 quarter and nine months as Entrada was included in our consolidated results only through August 31, 2000. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

    Net sales. Our consolidated net sales from continuing operations were $10.8 million for the quarter ended October 31, 2000 compared to $18.9 million for the comparable three months ended October 31, 1999, a decrease of 42.9%. This decline in net sales reflects an increase of $4.9 million at Sorrento Networks ('Sorrento') and a decrease of $373,000 at Meret Optical Communications ('Meret'). The remaining decline was related to Entrada and NSI. During the nine months ended October 31, 2000 our net sales from continuing operations decreased to $32.3 million from $55.3 million a decrease of 41.6%. This decline in net sales reflects an increase of $6.9 million at Sorrento and a $690,000 decline at Meret. The remaining decline was related to Entrada and NSI.

    Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit decreased to $3.5 million, or by 62.4%, for the quarter ended October 31, 2000 from $9.3 million for quarter ended October 31, 1999. This decline reflects a $1.4 million increase at Sorrento and a $320,000 decrease at Meret. The remaining decline was related to Entrada and NSI. Consolidated gross profit decreased to $9.2 million, or by 65.0%, for the nine months ended October 31, 2000 from $26.3 million for the nine months ended October 31, 1999. This decline reflects a $1.0 million increase in Sorrento and a $17,000 increase at Meret. The remaining decline was related to Entrada and NSI.

    Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international sales channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses increased to $4.3 million, or 39.8% of net sales, for quarter ended October 31, 2000 from $4.0 million, or 21.2% of net sales for the comparable three months ended last year. Our selling and marketing expenses increased to $13.6 million or 42.1% of net sales during the nine months ended October 31, 2000 from $12.6 million or 22.8% for the comparable nine months ended last year.

    Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to increase substantially as we continue to develop our technologies and future products. Our consolidated engineering, research and development expenses increased to $5.7 million, or 52.8% of net sales, for the quarter ended October 31, 2000 from $2.2 million, or 11.6% of net sales, for the comparable three months ended last year. Our consolidated engineering, research and development expenses increased to $18.1 million, or 56.0% of net sales, from $6.9 million, or 12.5% of net sales, for the nine months ended October 31, 1999.

    General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Our consolidated general and administrative expenses increased to $4.2 million, or 38.5% of net sales, for the quarter ended October 31, 2000 from $2.6 million, or 13.8 % of net sales, for the comparable quarter ended last year. Our consolidated general and administrative expenses increased to $12.4 million, or 38.4% of net sales, for the nine months ended October 31, 2000 from $8.6 million, or 15.6% of net sales, for the comparable period last year.

    Other operating expenses. Other operating expenses for the quarters ended October 31, 2000 and 1999 include $93,000 of amortization of purchased technology related to acquisitions included in Meret. During the nine months ended October 31, 2000, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs of Entrada and $279 of amortization of purchased technology related to acquisitions included in Meret.

    Other income (charges). Other net income (charges) from continuing operations decreased to $4.3 million and $ 5.2 million in income for the quarter and nine months ended October 31, 2000 from $13.8 million and $12.8 million in income for the same comparable periods last year. Our investment income increased by $441,000 and $1.8 million during the three and nine months ended October 31, 2000 resulting from short-term investments of our surplus cash. Our interest expenses decreased by $220,000 and $772,000 for the three and nine months ended October 31, 2000 from the comparable period last year resulting from reductions in our short term borrowings. The overall decrease in other income resulted from a reduction in the gain from the sale of portions of our investment in NSI. Our gain on the sale was $4.0 million during the three and nine month ended October 31, 2000 compared to $14.2 million for the same comparable periods last year.

    Income taxes. There was no provision for income taxes for quarters and nine months ended October 31, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

    Discontinued operations. We completed our disposition of our Far East business unit as of January 31, 2000, accordingly we had no discontinued operations during the three and nine months ended October 31, 2000. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheets at October 31,2000 and January 31, 2000.

SORRENTO NETWORKS

    Net sales. Net sales increased to $7.1 million, or 227.2%, for the quarter ended October 31, 2000 from $2.2 million for the three months ended October 31, 1999. During the quarter ended October 31, 2000, Sorrento shipped product to eight customers of which five customers represented 92.0% of Sorrento's net sales. These five customers represented 30.0%, 21.8%, 16.6%, 13.6% and 10.0% individually of Sorrento's net sales for the quarter ended October 31, 2000. During the quarter ended October 31, 1999, Sorrento shipped product to five customers of which three customers represented 91.6% of net sales for the quarter. These three customers represented 72.7%, 10.5%, and 8.4% individually of Sorrento's net sales for the quarter ended October 31, 1999. During the nine months ended October 31, 2000, net sales increased to $15.4 million, or 83.3%, from $8.4 million for the comparable nine months last year. During the nine months ended October 31, 2000, Sorrento shipped product to twelve customers of which four customers represented 77.7% of net sales. During the nine months ended October 31, 2000 one customer represented 31.3% of Sorrento's net sales. During the nine months ended October 31, 1999, Sorrento shipped product to nine customers of which three customers represented 89.8% of net sales. Sorrento expects to continue to experience significant fluctuations in its quarterly revenues as a result of its long and variable sales cycle as well as its highly concentrated customer base.

    Gross profit. Gross profit increased to $2.2 million, or 163.2%, for the quarter ended October 31, 2000 from $838,000 for the comparable quarter last year. Our gross margin decreased to 30.8% of net sales for the quarter ended October 31, 2000 from 38.3% of net sales for the comparable quarter last year. Our gross margin decreased to 36.2% for the nine months ended October 31, 2000 from 53.9% for the nine months ended October 31, 1999. Both the three and nine month declines in gross margins primarily relate to increased manufacturing overhead costs in anticipation of increased revenues, changes in our product mix, and higher gross margins on sales to a single customer in the prior year.

    Selling and marketing. Selling and marketing expenses increased to $3.8 million, or 53.5% of net sales, for the quarter ended October 31, 2000 from $1.2 million, or 54.5% of net sales for the comparable period last year. For the nine months ended October 31, 2000, selling and marketing expenses increased to $10.4 million, or 67.5% of net sales, from $3.9 million or 46.4% of net sales for the nine months ended October 31, 1999. The increase in sales and marketing expenses was the result of increases in personnel, sales commissions, marketing programs and product promotions, trade show participation, and operating expenses related to our foreign sales offices. We increased our sales and marketing personnel to 53 at October 31, 2000 from 20 at October 31, 1999. We are continually evaluating our resource requirements and will plan accordingly for any additions necessary to expand our domestic and international sales force and marketing efforts.

    Engineering, research and development. Engineering, research and development expenses increased to $5.2 million, or 73.2% of net sales, for the quarter ended October 31, 2000 from $509,000, or 23.3% of net sales, for the quarter ended October 31, 1999. For the nine months ended October 31, 2000, engineering, research and development expenses increased to $14.6 million, or 94.8% of net sales, from $1.7 million, or 20.2% of net sales, for the same nine months ended last year. The increases were primarily due to increased personnel and related expenses, increases in the development of new prototypes, increases in design and development of new products as well as enhancements to existing products. We increased our research and development personnel to 96 at October 31, 2000 from 11 at October 31, 1999. We expect our research and development expenses to increase in future periods to support our efforts in our continued development of end-to-end optical networking solutions for the metropolitan market.

    General and administrative. General and administrative expenses increased to $858,000, or 12.0% of net sales, for the quarter ended October 31, 2000 from $731,000, or 33.4% of net sales, for the comparable quarter ended last year. For the nine months ended October 31, 2000, general and administrative expenses increased to $5.9 million, or 38.3% of net sales, from $2.3 million, or

27.4% of net sales, for the comparable nine months last year. The increase primarily resulted from professional fees and costs associated with Sorrento's cancelled initial public offering, increased personnel and related expenses, and increased infrastructure costs necessary to support our planned growth. We have increased our general and administrative personnel to 24 at October 31, 2000 from 18 for the same comparable period a year ago.

    Deferred and other stock compensation. Deferred and other stock compensation for the quarter and nine months ended October 31, 2000 includes $303,000 and $981,000, respectively, of amortization of deferred stock compensation and $97,000 and $255,000, respectively, of expense resulting from the amortization of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

MERET OPTICAL COMMUNICATIONS

    During the periods prior to January 31, 2000 Meret was an integral portion of the 'Optical Networking' business unit which also included Sorrento. As of January 31, 2000, we separated Meret from the Optical Networking business segment. For periods prior to January 31, 2000 amounts reported for the Meret segment of our business may not be indicative of the results of operations that would have resulted had Meret been operated as a stand-alone entity.

    Net sales. Net sales for Meret decreased slightly to $1.6 million, or 15.8%, for the quarter ended October 31, 2000 from $1.9 million for the quarter ending October 31, 1999. During the nine months ended October 31, 2000 net sales declined slightly to $4.9 million, or 12.2%, from $5.7 million for the comparable nine months.

    Gross Profit. Gross profit decreased to $534,000, or by 37.5%, for the quarter ended October 31, 2000 from $854,000 for the quarter ended October 31, 1999. Meret's gross margins decreased to 34.4% for the quarter ended October 31, 2000 from 44.4% for the comparable quarter last year. During the nine months ended October 31, 2000 Meret's gross profit remained unchanged at $2.2 million compared to the nine months ended October 31, 1999. Meret's gross margins increased to 44.1% for the nine months ended October 31, 2000 from 38.6% for the same comparable nine months last year. The changes in gross margins for the three and nine months ended October 31, 2000 resulted from changes in product mix.

    Selling and Marketing. Selling and marketing expenses decreased to $62,000, or 3.9% of net sales, for the quarter ended October 31, 2000 from $170,000, or 8.8% of net sales, for the comparable period last year. For the nine months ended October 31, 2000, selling and marketing expenses decreased to $347,000, or 6.9% of net sales, from $596,000, or 10.5% of net sales, for the nine months ended October 31, 1999. Travel and advertising expenses decreased as Meret focused its selling and marketing efforts to support only the Meret product group. We anticipate increased expenditures during the remainder of the fiscal year to support expected growth of Meret's business.

    Engineering, Research and Development. Meret incurred engineering expenses during the quarter and nine months ended October 31, 2000 of $47,000 and $134,000, respectively. No engineering expenses were incurred during the three and nine months ended October 31, 1999. After Meret's separation from the Optical Networking segment, we increased engineering expenditures to update older products and we will continue to increase engineering spending through the fiscal year to support existing as well as new products.

    General and Administrative. Our general and administrative expenses increased to $300,000 for the quarter ended October 31, 2000 and to $438,000 for the nine months ended October 31, 1999. General and administrative expenses increased due to the separation of our Optical Networking division and to build an infrastructure to support our expected future growth.

    Other operating expenses. Other operating expenses of $93,000 and $279,000 for the quarter and nine months ended October 31, 2000 remained unchanged compared to the same periods ended October 31, 1999. These costs represent the amortization of purchased technology related to prior acquisitions.

ENTRADA NETWORKS

    The results of Entrada were included in our consolidated results only through August 31, 2000. Additional information regarding the Entrada is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

NETSILICON

    The results of NSI are not included in our consolidated results for the quarter and nine months ended October 31, 2000 as it ceased to be a subsidiary as of September 15, 1999. Additional information regarding NSI is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations through a combination of debt and equity financing. At October 31, 2000, our working capital was $118.1 million including $12.7 million in cash and cash equivalents.

    The amounts included in our statement of cash flows for the nine months ended October 31, 2000 are not comparable to our nine months ended October 31, 1999 due to the inclusion of NSI for only eight months ended September 15, 1999 and Entrada for only the seven months ended August 31, 2000. Readers should refer to NSI's and Entrada's quarterly reports on Form 10-Q for information concerning NSI and Entrada.

    Our continuing operations used cash flows of $38.6 million during the nine months ended October 31, 2000. During the nine months ended October 31, 1999 continuing activities provided cash flows of $65,000 and discontinued operations provided cash of $1.8 million. The increase in cash flows used by operations reflects a substantial increase in our net loss as well as increases in accounts receivable and inventories, partially offset by decreases in other current assets and increases in accounts payable, accrued expenses and other current liabilities. The increased loss from continuing operations reflects our continued commitment to grow Sorrento Networks.

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

    We provide long-term equipment financing to a customer of Sorrento and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at prime plus 3% per annum interest. We financed $5,971 of receivables, including deployment expenses, for this customer and received payments of $635, including interest of $178, on these finance contracts during the nine months ended October 31, 2000. During the nine months ended October 31, 2000 and 1999 we made sales of $4.8 million and $3.1, respectively, and reimbursed deployment expenses of $409,000 to this customer during the nine months ended October 31, 2000.

    Our investing activities during the nine months ended October 31, 2000 used cash flows of $21.7 million including the $7.0 million in cash balances at Entrada on August 31, 2000 when it ceased to be a subsidiary. We purchased property and equipment of $12.5 million, invested $3.3 million in Entrada, and invested $3.2 million in one of Sorrento's customers. During the nine months ended October 31, 2000 we received $4.2 million from the sale of 350,000 of our shares in

NSI and $808 from the purchasers of our discontinued operation. During the nine months ended October 31, 1999 the investing activities of our continuing operations provided cash flows of $938,000. This consisted primarily of net proceeds from the sale of our shares in NSI of $13.7 million net of cash held by NSI at the time of sale of $1.7 million partially offset by purchases of capital equipment of $1.9 million, expenditures for software development costs of $894,000, increases in notes receivable and other assets of $2.8 million and net advances to affiliates of $8.5 million.

    In October 2000, we completed our purchase of a 41,000 square foot facility immediately adjacent to our existing San Diego, California facility. The purchase price was $4.8 million including the assumption of existing indebtedness of $2.4 million on a thirty-year, 7.6% fixed rate mortgage, with total annual payments of approximately $210,000.

    Our financing activities during the nine months ended October 31, 2000 provided cash flows of $59.5 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock, $7.9 million in net proceeds from a private placement by Entrada of its common stock, $3.2 million in proceeds from option and warrant exercises and $2.4 million in proceeds from long term debt offset by repayments of short and long term debt. During the nine months ended October 31, 1999 the financing activities of our continuing operations provided cash flows of $4.1 million and the financing of discontinued operations used cash flows of $3.1 million. The net cash flow provided by continuing operations consisted of $1.4 million from net proceeds on short term borrowings, $2.6 million in proceeds from stock option exercises, $907,000 in net proceeds from long term debt offset by $481,000 of dividends paid to our preferred shareholders.

    We have various lines of credit totaling $8.0 million. Outstanding borrowings against these lines of credit were $1.8 million at October 31, 2000. Our various credit lines are collateralized by accounts receivable, inventory and equipment.

    During March 2000, our subsidiary, Sorrento Networks, Inc., completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million.

    Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an 'as converted' basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. In the event Sorrento does not complete a $50,000 public offering by March 1, 2001, the holders of at least 50% of the then outstanding Series A shares may request a redemption of the shares at the then adjusted liquidation preference. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the quarter and nine months ended October 31, 2000 we recorded deemed dividends of $541 and $1.4 million with respect to the Sorrento Series A shares.

    In August 2000, our Entrada subsidiary completed a private placement of 2,431,818 of its common shares receiving net proceeds of approximately $7.9 million. We purchased 1,001,818 of these shares for $3.3 million. At the time of Entrada's merger with Sync, Entrada owed us $25.5 million for non-interest bearing advances which was contributed by us to the capital of the merged entity; this contribution neither provided nor used cash and has been excluded from the statement of cash flows for the nine months ended October 31, 2000.

    We anticipate that our available cash resources, together with the proceeds of Sorrento's private placement, will be sufficient to meet our presently anticipated capital requirements through the middle of Fiscal 2002. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. In addition, in the event the holders of at least 50% of Sorrento's Series A Preferred shares request a redemption of their shares we would require additional capital; we are exploring various financing alternatives, including the tender of our common or preferred shares, to address this potentiality. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' as amended by SFAS 137 and 138, is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' and SOP 98-5, 'Reporting on the Costs of Start-up Activities,' effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

    The Financial Accounting Standards Board issued Interpretation ('FIN') No. 44, 'Accounting for Certain Transactions involving Stock Compensation,' an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ('SAB 101') which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

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

OTHER MATTERS

    We settled the pending consolidated class action case filed against us. See
Part II, Item 1, 'Other Information -- Legal Proceedings'.

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

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT

    All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as 'propose,' 'anticipate,' 'believe,' 'estimate,' 'expect,' 'intend,' 'may,' 'should', 'could,' 'will' and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: unanticipated technical problems related to our products; our ability, or lack thereof, to make, market and sell optical networking products; the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of its shareholders; the failure of the Company to achieve sales of its optical networking products to customers pursuant to the strategic alliance and equipment purchase agreements entered into during the Company's first nine months of fiscal 2001; our potential inability to enforce any agreement in China or other foreign jurisdictions in which we sell and deliver products under the laws and legal system in effect in the applicable jurisdiction; and other risks detailed from time to time in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 6, 2000, the court granted final approval to the settlement of the consolidated shareholder class actions pending in Federal district court in Los Angeles against us and certain present and former officers, and dismissed the actions against all defendants with prejudice. The settlement, which was entered into without any admission of liability by any of the defendants, provided for an aggregate cash payment to class members of $3.75 million, plus accrued interest from September 1, 2000, if any, less approved attorneys' fees and related expenses. The settlement will be funded by our insurance carrier, and does not have a material adverse effect on our financial position or results of operations.

    The settled lawsuit, entitled 'In re Osicom Technologies, Inc. Securities Litigation, Master File No. CV-99-4321-R', was filed on August 20, 1999 against the Company and our then Chief Executive Officer, our then President and our former Chief Financial Officer, in the United States District Court for the Central District of California. The consolidated complaint generally alleged that, during the period July 1, 1998 to April 20, 1999, the defendants made false and misleading public statements related to a contract entered into by our former Far East business unit with a Japanese customer. The consolidated complaint asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The consolidated complaint did not specify an amount of damages.

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

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

        10.1 -- Agreement dated June 12, 2000 with Par Chadha

        10.2 -- Agreement dated March 3, 2000 with Xin Cheng

        10.3 -- Agreement dated May 22, 2000 with Rohit Phansalkar

        10.4 -- Agreement dated May 22, 2000 with Christopher E. Sue

        20 -- Consolidated Financial Statements for the Quarter Ended October 31, 2000 (included in Part I, Item 1)

        21 --   Subsidiaries of the Registrant (file herewith)

        27 --   Financial Data Schedule

    B. Reports on Form 8-K

        September 19, 2000 -- Resignation of Chairman and Chief Executive
    Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OSICOM TECHNOLOGIES, INC.
                                                    (Registrant)

                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----
          /s/ CHRISTOPHER E. SUE            Vice President of Finance             December 12, 2000
 .........................................    Principal Accounting Officer
           (CHRISTOPHER E. SUE)