Form 10-K
period 2001-01-31
OSICOM TECHNOLOGIES INC
filed 2001-05-01
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 0-15810

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                    New Jersey                                         22-2367234
 (State or other jurisdiction of incorporation or         (IRS Employer Identification Number)
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X _____ No ___ ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Registrant's revenues for its most recent fiscal year were $44,641,000.

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 20, 2001 was $113,737,000.

Number of shares outstanding of the Registrant's only class of common stock as of April 20, 2001 (the latest practicable date): 14,148,007.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

                                Item 1. Business

Introduction

     This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes, "anticipates," "expects," "estimates" and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date of this report, as a result of such risks and uncertainties. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in "Factors That May Affect Future Results" and in other documents the company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-Q.

     We are a leading supplier of end-to-end, intelligent optical networking solutions for metro and regional applications world-wide. Our solutions enable communication service providers to increase bandwidth utilization, reduce network costs and complexity and provide a scaleable and efficient networking platform to address the rapidly growing demand for bandwidth. Our systems allow communication service providers to relieve the growing traffic bottlenecks in the metropolitan and regional networks by supporting a wide variety of protocols, mixed speeds of traffic and changing traffic patterns directly over optical networks. Our optical multiplexing platform can be used in both metropolitan and regional network applications. Our comprehensive suite of optical networking interfaces and optical access multiplexers allow us to also address the optical access market. We are currently developing all-optical wavelength routing switches that will further increase the functionality of our end-to-end all-optical networking solution. Our optical network element management platforms permit management of end to end optical networks. We currently have an installed base with over 20 communications service providers and system integrators worldwide, including AT&T Broadband Network Solutions, Deutsche Telekom, Belgacom, United Pan-Europe Communications, Cox Communications and INRANGE Technologies. According to Ryan, Hankin & Kent, a telecommunications industry research group, we garnered 5.3% of the North American metropolitan DWDM system market in calendar 2000 by selling our GigaMux'r' optical transport systems and EPC'TM' access multiplexers.

     On January 17, 2001, we changed our name to Sorrento Networks Corporation from Osicom Technologies, Inc., in recognition of the growth and momentum created by our flagship optical networking subsidiary, Sorrento Networks, Inc.

Understanding Our Market

Definitions of technical terms used throughout this documents can be found at the end of this Item 1.

Rapid Growth in Bandwidth Demand

     Fueled by the growth of the Internet, the volume of data traffic transmitted across telecommunications networks now exceeds voice traffic. The growth of data traffic is attributable to increased Internet usage, increased access speeds and greater use of bandwidth intensive applications. According to Ryan, Hankin & Kent, Internet traffic is projected to increase from 350,000 terabytes, or trillions of bytes, per month at the end of 1999 to over 15,000,000 terabytes per month during 2003.

Migration of Network Infrastructure

     Traditional copper-based and SONET/SDH based telecommunications infrastructures were originally designed for voice traffic. These infrastructures do not scale effectively to provide the bandwidth needed to support the growth in high-speed data traffic. In order to upgrade network infrastructure to effectively meet the growth in demand for bandwidth, telecommunications service providers continue to build fiber optic, multi-wavelength networks as an alternative to legacy networks. While multi-wavelength optical networks for long-haul applications were the first to be deployed, optical solutions specifically designed to address the challenges faced by metropolitan markets only recently started to get deployed. In addition, recent developments in technology are permitting metropolitan optical networking vendors to address regional applications which prior to 2000 were only addressable by long haul networking products.

Enhanced Competition in the Service Provider Market

     Worldwide deregulation in the telecommunications industry has led to an increase in the number of service providers seeking to address the growing demand for bandwidth. In the U.S. and internationally, traditional service providers such as Incumbent Local Exchange Carriers (ILECs), IXCs and PTTs are seeing new entrants in the service provider market seeking to capitalize on the growing demand for bandwidth. While a number of Competitive Local Exchange Carriers (CLECs) are building new data-centric networks to address the present bandwidth bottlenecks in the metropolitan markets, other entrants such as utilities and cable television companies (MSOs) are upgrading their current networks and leveraging existing investments in fiber optic infrastructure to deliver high-speed data services in both the local and regional markets. This enhanced competition in the service provider market is driving increased capital expenditures on network infrastructure focused on delivering scalable high-speed data services in a cost efficient manner.

Network Topography

     The following describes each of the network segments within the optical network hierarchy:

     o Long-haul networks are high capacity networks that connect service providers and carry voice and data across large geographic regions typically spanning distances up to 4,000 kilometers. Long-haul networks are relatively simple networks, built around the SONET/SDH hierarchy and are primarily designed only to satisfy service provider long-haul network capacity requirements.

     o Metropolitan core (metro-core) networks connect the central offices of service providers in a metropolitan area and facilitate the transport and switching of traffic within the metropolitan areas and between the network edge and long-haul networks. Metropolitan core networks typically transport voice and data traffic between central offices across several nodes with distances reaching up to 150 kilometers. Regional networks typically transport voice and data traffic between cities across distances of 100 to 600 kilometers.

     o Access networks connect enterprises or traffic aggregation nodes in multiple locations throughout metropolitan areas to service providers' central offices or connect different end-user locations to each other. In order to efficiently use the optical network, optical access devices aggregate traffic from end users into wavelengths or wavelength bands for transport across telecommunications networks. Because access networks must support the varying demands of end users, these networks tend to be very complex.

Metropolitan area optical network opportunity

     While optical technologies are being deployed in the long-haul network to relieve capacity constraints, these solutions are not specifically designed to address the issues inherent in metropolitan and regional optical networks. Metropolitan optical networks are characterized by varying traffic patterns and protocols, topologies and end-user requirements, making them more complex and difficult to manage than long haul networks. As a result, service providers have only recently begun to exploit the benefits of optical technologies in metropolitan optical networks. According to Ryan, Hankin and Kent, in 2000, carriers in the North American metropolitan market increased their spending on DWDM equipment by 263%, to $606 million from $167 million in 1999. Also in 2000, North American metropolitan DWDM system spending accounted for 7.8% of total DWDM spending, up from 5% in 1999. Ryan, Hankin and Kent projects that these carriers will continue to spend strongly on North American metropolitan DWDM equipment over the next four years. They also expect that the compound annual growth rate in North American DWDM spending over the next four years (2001-2004) will be 39.2%, with spending in 2004 totaling $2.3 billion. In 2004, Ryan, Hankin and Kent expects that North American metropolitan DWDM spending will account for 8.7% of total DWDM spending.

     The North American and European metropolitan DWDM market is expected to grow from $218 million in 1999 to over $5.7 billion in 2004, a compound annual growth rate of 92%, as international communication service providers expand the buildout of their metropolitan networks according to Ryan, Hankin and Kent.

Regional optical network opportunity

In addition to the metropolitan market, recent engineering enhancements have permitted the use of metropolitan optical (DWDM) networking platforms to regional optical networking applications. This development opens up the opportunity to address a portion of the substantial long haul market. In some regions, e.g., Europe, regional solutions apply to the majority of the networks installed. Industry researchers recently started looking at reclassifying the regional market opportunity, although statistical data for this market are not expected until next year.

Specific challenges facing metropolitan optical networks

     Service providers face numerous specific challenges in addressing metropolitan and regional optical networks:

     o Scalability Limitations. Originally constructed for voice traffic, the current network infrastructure does not allow for the network efficiencies necessary to address the shift to a predominantly data-driven network. Due to its inherent lack of scalability, the current network infrastructure may require service providers to undertake the expensive and tedious process of replacing network equipment or overlaying new layers of similar equipment in response to changes or increases in bandwidth demand.

     o Need to Support Multiple Protocols. Metropolitan optical networks are characterized by a wide variety of protocols. The inability to support multiple protocols and services from a single platform further increases the cost and complexity of the metropolitan networks.

     o Several Stages of Conversion. Present solutions require several conversions to transport data through a metropolitan network. In the access networks, aggregation of traffic often requires protocol conversions into a common protocol before optical transmission. In the central office, data is often demultiplexed and converted into electrical signals for regeneration, switching or for further aggregation into higher capacity links and then reconverted into optical signals for transmission in the metro-core network.

     o Inefficient Bandwidth Utilization. Within metropolitan optical networks, service providers must cater to end-users with varying access speeds. Current optical access solutions do not make efficient use of scarce wavelength resources in that service providers must assign a full wavelength to each signal, whether or not the end-user requires the full bandwidth potential of each wavelength.

     o Difficulty of Network Management. Multiple protocols and service, coupled with the lack of standards that exist in metropolitan optical networks, make network management functions, such as performance monitoring and configuration, exceedingly difficult. Lack of a robust network management platform further adds to the cost and complexity of metropolitan optical networks.

     o Need for New, Enhanced Service Offerings to Generate New Revenue Opportunities. Service providers are searching for next-generation solutions that will enable them to generate additional sources of revenue from offering new or enhanced services to their customers. Current solutions typically require the service provider to deploy equipment that is specifically designed for a particular service and transmission rate. Next-generation solutions must be able to offer enhanced features, wavelength provisioning and bandwidth-on-demand, that end-users will increasingly request from service providers.

Our Solution

     We are a leading supplier of end-to-end, intelligent optical networking solutions for metro and regional applications world-wide. Our solutions feature products designed to significantly improve the performance of existing bandwidth intensive services throughout metropolitan and regional optical networks. We enable our customers to meet the rapidly growing demand for bandwidth by offering end-to-end metropolitan and regional optical networking solutions for the aggregation, transport and switching of traffic. Our current products, including our GigaMux'r' DWDM transport system, our EPC'TM' access multiplexer, and our developmental products, TeraManager'TM' network management software and TeraMatrix'TM' all-optical wavelength routing switch, are specifically designed to meet the unique requirements of the metropolitan and regional markets. Our end-to-end metropolitan optical networking solution offers numerous benefits, including:

         Scalable Architecture. We have created a delayered or flat optical networking solution that simultaneously transmits voice, data, and video over optimized fiber channels. The modular architecture of our solution enables service providers to incrementally expand capacity, as their bandwidth needs increase. This simple, scaleable, and functional solution solves short and long-term service provider problems, which enhances their ability to reduce costs and offer value-added services. For example, a service provider can begin deployment with a single channel and later expand to multiple channels providing up to 640Gbps of transmission capacity without interrupting existing traffic.

         Protocol and Signal Transparency. Our suite of solutions transports a mix of protocols and signals, including SONET, ATM, IP, Gigabit Ethernet, Fibre Channel and ESCON in their native formats over numerous wavelengths in the same fiber. This "transparency" brings in operational simplicity in that the service provider can offer networking connectivity without having to worry about protocol conversions. This is particularly important in metropolitan areas where multiple protocols are utilized and data transmission rates are varied. The transparency of our solution eliminates the unnecessary opto-electro-optical conversions that would otherwise be required in the transport and switching of traffic thus reducing latency and network complexity.

         Efficient and Cost Effective Bandwidth Utilization. Our EPC'TM', optical access sub-rate multiplexer aggregates traffic, of varied rates utilizing a wavelength per direction of transmission, from businesses and network points of presence for transport throughout optical network. This sub-rate aggregation allows better utilization of wavelengths. and lowers capital expenditures of service providers by reducing investments in excess network capacity. Our GigaMux'r' optical transport product utilizes DWDM technology to expand the capacity of new and existing fibers and enable traffic to travel throughout metropolitan optical networks without opto-electro-optical conversion.

         Manageability. The design of our end-to-end optical networking solution will allow service providers to perform network management from a single platform with our TeraManager'TM' product. This intelligent optical network element management software platform provides fault, configuration, performance, and security management utilizing an easy-to-use graphical user interface that allows "point and click" network provisioning and monitoring.

         Regional optical transport. Our solution permits service providers to expand beyond the confines of metropolitan networks using the same platform for metropolitan and regional applications. Regional networks can now be built using the lower cost solutions developed for the metropolitan environment.

Sorrento Strategy

     Our objective is to be the leading supplier of end-to-end, intelligent optical networking solutions for metro and regional applications world-wide. The key elements of our strategy are to:

Enhance and complete our end-to-end metropolitan optical networking solution

     We intend to continue to enhance our existing family of metropolitan and regional optical networking products and to introduce new products that increase the functionality of our end-to-end optical solution. We are currently developing our all-optical wavelength switching router, the TeraMatrix'TM', which will enable service providers to dynamically reassign bandwidth in response to changing network traffic patterns. The combination of our GigaMux'r' optical transport products, EPC'TM' optical access products and TeraMatrix'TM' switching products creates an all-optical networking solution. Our TeraMatrix'TM' switching product will provide more efficient use of bandwidth, require less network equipment and allow for greater scalability. We are currently completing the first phase of development on our intelligent network management software platform, TeraManager'TM', which provides fault, configuration, performance and security management. The TeraManager'TM' is based on our proprietary universal management protocol that provides a unified environment for service providers to manage metropolitan optical networks.

Leverage our engineering leadership

     We intend to leverage our engineering expertise in the areas of optical, mechanical, electrical and network management design to continue to provide leading end-to-end metropolitan optical networking systems and expand our market share. We believe we were the first company to commercially ship a metropolitan optical networking product using DWDM technology. As of January 31, 2001, we had a skilled team of 92 engineers that continually focus on developing products for the metropolitan market. We believe that our technological leadership has been the key to our success and will enable us to rapidly develop new product offerings and end-to-end optical solutions for the metropolitan market.

Allow our customers to leverage their fiber assets by offering revenue-generating services

     The majority of our existing customers and targeted customers have a large amount of fiber assets in the metropolitan network infrastructure. We intend to continue to develop and provide solutions that will enable our customers to leverage their existing infrastructure to deliver revenue-generating services, while reducing their overall network costs. In addition, we believe our existing customer base provides us with an advantage when competing for new customers. We intend to continue to work closely with our customers and invest in sales and marketing resources to maintain our high level of customer service and remain responsive to our customers' changing needs.

Further develop our strategic alliances

     We are actively pursuing strategic relationships to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband, INRANGE, WESCO, and United Pan-Europe Communications. We believe strategic relationships will allow us to anticipate market needs, develop products that work optimally with the products of our customers and enhance market acceptance of our products.

Expand our sales, service and support organizations worldwide

     We intend to continue to expand our sales capability in global markets. We currently have sales, service and support teams in North America, Europe and Asia. We believe that sales, service and support efforts on a customer-by-customer basis are most effective due to the technical evaluation and significant investments that are made by our customers.

Products

     Our family of optical networking systems is designed to provide our customers with end-to-end solutions for the metropolitan and regional optical networking markets. Our transport, access, switching and network management systems include the following products, some of which are still in development.

     GigaMux'r' - Optical Transport

         Our GigaMux'r' optical transport product utilizes DWDM technology to expand the capacity of new and existing fibers and enable traffic to travel throughout metropolitan optical networks without O-E-O conversions. Our GigaMux'r' features wavelength translation, wavelength multiplexing, optical amplification, optical add-drop multiplexing, protection switching and performance monitoring. The scalable and modular architecture of our GigaMux'r' product enables service providers to easily and cost-effectively expand their existing networks as bandwidth requirements increase. GigaMux'r' can simultaneously transport multiple protocols bi-directionally over one or more fibers, which reduces the cost and complexity of the network.

         Our GigaMux'r' product is Network Equipment Building Standards, or NEBS, certified. As of January 31, 2001, we have shipped our GigaMux'r' product to over 20 customers worldwide. Our GigaMux'r' product includes the following key features:

         o Scalability: the system can grow from 1 to 64 protected channels (640 Gbps/fiber) without a major upgrade or service interruption.

         o Protocol transparency: the system can aggregate and transport SONET/SDH (OC-3 through OC-192), IP, ESCON, ATM, Fibre Channel, Fast Ethernet, Gigabit Ethernet and video.

         o Modular protection: the system's modular protection system allows redundancy to be implemented at any point in the network.

         o Add/drop channels: the system is equipped with add/drop modules that allow specific channels to be added or dropped while all other channels pass through. A filter subsystem can add or drop from single channels to larger wavelength bands.

         o Reach: Up to 600 kilometers with optical amplifiers and up to 1000 km with the addition of dispersion compensation.

     EPC'TM' - Sub-Rate Access Multiplexer

         Electric Photonic Concentrator, or EPC'TM', is our sub-rate access multiplexer product that aggregates a wide variety of traffic from businesses and network points of presence for high-speed transport throughout optical networks. The traffic is aggregated and effectively shares a wavelength per direction of transmission and can be ported directly into our GigaMux'r' optical transport product. EPC'TM' is designed to lower the cost and increase the efficiency of bandwidth delivery within optical networks.

         Our EPC'TM' product includes the following key features:

         o    Asynchronous time division multiplex technology

         o    Provisionable bit rates and protocol transparency

         o    Eight low speed traffic streams share one wavelength

     TeraMatrix'TM' - Switching

         Our TeraMatrix'TM', a MEMS-based, all-optical wavelength routing switch enables dynamic, real-time wavelength provisioning. TeraMatrix'TM' is designed to utilize advanced optical technology to create an all-optical switching product requiring significantly less space in the service provider's central office than do competing solutions. TeraMatrix'TM' is designed to be scalable and protocol and signal transparent. The design uses built-in amplifiers, gain equalization, and optical performance monitoring to guarantee signal integrity, combat attenuation, and allow for span lengths of up to 80 kilometers without additional signal regeneration.

         TeraMatrix'TM' will support multiple topologies (hub, ring and mesh) and can function independently of, or in conjunction with present SONET constrained metropolitan optical networks. TeraMatrix'TM' offers protection at the optical layer using a suite of intelligent IP-based multiprotocol lambda switching. These protocols provide network topology and resource recovery, link state and inventory updates, wavelength assignment and routing for automatic optical channel set-up. Our TeraMatrix'TM' product is designed to enable all-optical network services to be provided end-to-end and dynamically reconfigure and reallocate these connections in order to meet changing traffic demands.

         Our TeraMatrix'TM' product is currently in lab trials at our corporate headquarters in San Diego, California. We expect to be shipping our TeraMatrix'TM' product in the fourth quarter of fiscal 2002 or in the first quarter of fiscal 2003. The initial release of TeraMatrix'TM' will include the following features:

         o    8 x 8 fiber ports with integrated wavelength demux/muxes

         o 40 wavelengths per C and L band supporting up to 640 x 640 wavelengths

         o    Built-in performance monitoring and amplification

         o    Optical dynamic add/drop functionality

         o    Optical protection/restoration

TeraManager'TM' - Element  Management System

     TeraManager'TM' is our TL1-based intelligent element management software platform that will provide fault, configuration, performance and security management for all the Sorrento networks products and for networks built with such products. Service providers can operate our network management platform through an easy-to-use graphical user interface, which gives users a complete network view and enables "point and click" provisioning and monitoring.

     Our TeraManager'TM' product is currently in beta trial, and we expect to begin commercial shipments of our TeraManager'TM' product in the second quarter of fiscal 2002. The initial release of our TeraManager'TM' product will include the following features:

         o    Fault, configuration and performance management

         o    Carrier class management platform

         o    Interface with operation support systems

Meret Optical Communications

     Our other optical networking subsidiary, Meret Communications, Inc., doing business as Meret Optical Communications, produces feature-rich products for complex and high-performance network needs. Meret has a variety of broadband communication products addressing the video, voice, data transmission and distance extension market.

Customers

     Our target customer base includes service providers such as competitive local exchange carriers, local and foreign telephone companies, utilities (telecom arm of), cable television service providers (telecom arm of), system integrators and distributors.

     Our customers generally fit the following customer profiles:

     o Service Providers - these customers provide communication services and include telecommunication carriers, cable, utility companies and Internet Service Providers.

     o System Integrators - companies that specialize in providing turn-key networking solutions for enterprise networks and applications such as storage area networks.

     o Enterprise - enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include corporations, government agencies, utilities, and educational institutions.

     o Small and Medium Business - these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

     During fiscal 2001 the majority of our sales were to relatively few customers, and we expect this customer concentration to continue in the foreseeable future. For fiscal 2001, we shipped our optical networking products to a total of 19 customers worldwide. Two customers, INRANGE Technologies Corporation and its subsidiaries as well as El Paso
Networks (formerly Pontio Communications) represented more than 10% of our net sales for fiscal 2001 and five customers accounted for, in the aggregate, 44.4% of our net sales during fiscal 2001.

Key Relationships

     We have entered into long-term agreements with some of our customers and strategic allies, including:

AT&T Broadband Network Solutions

     In February 2000, we entered into a strategic alliance agreement with AT&T Broadband. Under the terms of this agreement, we and AT&T Broadband Network Solutions agreed to negotiate in good faith concerning the implementation of a number of joint sales and marketing initiatives. AT&T Broadband also agreed to help introduce our technology to individuals at other AT&T divisions and to provide feedback concerning our products' performance. The initial term of this agreement expires in February 2002 and will be automatically renewed for additional one-year terms. Either we or AT&T Broadband may terminate the agreement for any reason upon ninety days notice. In addition, we concurrently entered into an equipment purchase agreement. We started shipping our products to AT&T Broadband in the second quarter of this year.

INRANGE Technologies

     In March 2000, we entered into a strategic alliance agreement with INRANGE. Under the terms of the agreement, INRANGE will act as an exclusive worldwide distributor of our optical networking products for storage networks of enterprise customers. INRANGE has agreed to offer our wave division multiplexing
(WDM) and dense wave division multiplexing, or DWDM products, including GigaMux'r', as part of family of virtual storage networking products. In addition, INRANGE must purchase minimum amounts of our products in order to retain exclusive worldwide rights for offering our products in the enterprise storage networking market. These products will facilitate the creation of virtual storage networks by reducing the costs of sending information over long distances. The initial term of this agreement expires in March 2005 and will be automatically renewed for additional two-year terms. INRANGE has agreed to purchase targeted minimum amounts of products from us. We have a right to terminate this agreement with sixty days prior written notice to INRANGE in the event INRANGE fails to purchase the applicable targeted minimum amounts of products. In addition, General Signals Holding Company, the parent company of INRANGE, purchased 550,459 of our Sorrento subsidiary's series A convertible preferred shares in March 2000. We started shipping our products to INRANGE in the second quarter of fiscal year 2001.

United Pan-Europe Communications

     In March 2000, we entered into a strategic alliance agreement and an equipment purchase agreement with United Pan-Europe Communications, N.V., or UPC. Under the terms of these agreements, United Pan-Europe Communications has agreed to make us their preferred supplier for optical networking products in networks deployed throughout Europe, subject to the results of product evaluation. These agreements also contemplate our working together with United Pan-Europe Communications on joint sales and marketing initiatives. The initial terms of these agreements expire in March 2003 and will be automatically renewed for additional one-year periods unless either we or United Pan-Europe Communications provide notice at least 90 days prior to the expiration of the then-current term of the intent to terminate the agreements. In addition, UnitedGlobalCom, Inc., parent to United Pan-Europe Communications, purchased 3,027,523 of our Sorrento subsidiary's series A convertible preferred shares in March 2000, through an affiliated entity. We started shipping our products to UPC in the second quarter of fiscal year 2001.

A last mile wireless service provider

     In June 2000, we entered into a development, purchase and strategic partnership agreement with a last mile wireless service provider. Under the terms of this agreement, the customer has agreed to make commercially reasonable efforts to purchase target quantities of our products but is not contractually committed to purchase these target quantities. The initial term of this agreement is 48 months from the date of the first commercial shipment of our products to the customer. At the end of the initial term, the agreement will automatically renew for four successive one year terms. Either we or the customer may terminate the agreement for any reason upon 180 days prior written notice as to the initial term or 90 days prior written notice as to any renewal term. In addition, either we or this customer may terminate the agreement at any time subject to customary termination provisions. We expect to start shipping our products to this customer in fiscal year 2002.

Sales and Marketing

     Our sales effort is currently focused on North America, Europe and Asia. As of January 31, 2001 our sales and marketing organization included 68 employees, including account managers, sales engineers and support personnel. In North America, Europe and Asia, we sell our products through our direct sales force as well as through system integrators. Our international direct sales force is located in offices in The Netherlands, Belgium, Germany, Singapore and China.

     In support of our worldwide selling efforts, our marketing team targets potential customers through in-depth market analysis. Our marketing objectives include building market awareness and acceptance of our products as well as expanding our customer base. Our customer acquisition strategy has focused on targeting customers who are aggressively building network infrastructure and are looking to leverage existing fiber assets to generate additional revenue from broadband services. This focus has led to strategic supply agreements with several MSOs, utilities, and to a lesser extent CLECs. We also plan to target the incumbent carriers as they expand the development of their metropolitan and regional fiber networks. Marketing personnel coordinate our participation in trade shows, seminars and industry events and conduct media relations activities with trade and general business publications. We participate in many industry organizations responsible for developing standards that are used in optical networks.

Customer Service and Support

     Our customer service and support teams provide a critical component of our customer satisfaction initiative. This team provides support to our customers that allows them to successfully design and implement their optical networks. All services can be customized to meet the needs our customers. Our staff is experienced, and has the equipment necessary to support both installation and problem resolution. A variety of installation service packages supports the implementation from start up to upgrades and maintenance. Specialists are available 7 days a week, 24 hours a day. We offer web based support and a Technical Assistance Center as well as field services support. Multiple technical support service agreements allow our customers to define the level of support they require. Our customer service and support team provides installation, maintenance and training programs addressing the product, installation and maintenance processes and can be delivered at the customer location or at our training facility.

     We currently provide service and support to our international customers on a direct basis and are establishing service and support agreements throughout the world. To date revenues from service and support agreements have not been material. We intend to continue to develop our internal team to meet the needs of our customers and will utilize strategic partners to allow us to provide greater value when appropriate.

     We provides a total service solution. Our hardware products are warranted against defects for a period of 36 months, including technical support and parts repair/replacement.

Research and Development

     We have assembled a team of highly skilled engineers with extensive experience in the fields of optical, mechanical, electrical and network management design. We believe that our success in introducing DWDM optical technology for use in the metropolitan markets was a result of our strength in research and development. As of January 31, 2001, 92 employees were engaged in research and development efforts. Our research and development efforts are focused on new product development as well as enhancing performance and reliability of our existing products. We believe that our research and development efforts are key in maintaining technical competitiveness and delivering innovative products and address the needs of the regional and metropolitan market.

     Our engineering, research and development expenses were $23.9 million, $11.7 million, and $9.8 million for the years ended January 31, 2001, January 31, 2000 and January 31, 1999, respectively. We will continue to make substantial investments in research and development.

Manufacturing and Quality

     We outsource the manufacturing of our products. We design our products and perform system integration, quality control, final testing and configuration at our San Diego, California and Fremont, California locations. Our San Diego facility is ISO-9002 certified. By meeting such standards, we assure our customers that we meet internationally recognized standards for quality, customer care and sound management practices. We believe that outsourcing our manufacturing allows us to conserve working capital, flexibly respond to changes in market demand and more quickly deliver products to our customers.

     We currently purchase products from our contract manufacturers and other suppliers on a purchase order basis. We do not have long-term contracts with any of our contract manufacturers or suppliers, and none of them are obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We purchase a limited number of key components used in the manufacturing of our products from a limited number of suppliers and some of our components are purchased exclusively from a single supplier on a purchase order basis.

Patent, Trademarks and Licenses

     We currently hold approximately 20 patents and additionally have numerous patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

     We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We cannot assure that the steps taken by us will prevent misappropriation of our technology. In the future, we may take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business and operating results.

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

Working Capital Practices

     We have historically maintained high levels of inventories to meet output requirements of our customers and to ensure an uninterrupted flow of inputs from suppliers. It is not our standard policy to grant customers the right to return merchandise that performs according to specifications. Typical payment terms require payment within thirty days from the date of shipment, however, for some customers we extend 180 day payment terms.

     We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. From time to time receive financial instruments such as letters of credit for payments for international customers. At January 31, 2001, accounts receivable due from AT&T Broadband, Cox Communications, INRANGE, Deutsche Telekom, and UPC accounted for 12.0%, 20.6%, 15.6%, 14.1% and 20.5% of net receivables, respectively. At January 31, 2000 accounts receivable due from Ingram Micro, a customer of Entrada Networks, accounted for 14.7%, of net receivables.

Backlog

     At January 31, 2001, our backlog was approximately $5.4 million as compared with backlog of approximately $3.2 million at January 31, 2000 exclusive of $3.6 million backlog of Entrada Networks. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore are never calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without a significant, if any, penalty.

Competition

     The market for optical networking equipment is extremely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary competitors include vendors of optical networking and infrastructure equipment such as Nortel Networks, CIENA Corporation, ONI Systems, Cisco Systems, Lucent Technologies, and Sycamore Networks , as well as private companies that have been or will be focusing on our target markets. Many of our competitors have significantly greater financial resources and are able to devote these greater resources to the development, promotion, sales and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, including relationships with our potential customers. We believe each of our competitors has optical networking products in various stages of development.

     We believe the principal competitive factors in the optical networking market are:

     o    product performance, features, functionality and reliability;

     o    price/performance characteristics;

     o    timeliness of new product introductions;

     o    relationships with existing customers; and

     o    service, support and financing.

     We believe we complete favorably with our competitors with respect to most of these factors.

     The competitors for Meret products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies.

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

Employees

     As of January 31, 2001, we had 266 employees of which 92 were in research and development, 68 in sales and marketing, 60 in manufacturing and 46 in general and administrative functions. Of the 92 employees in research and development 33 have masters degrees and 25 have doctorate degrees. We also employ a number of part-time and temporary personnel from time to time in various departments. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees are covered by a collective bargaining agreement and we believe that our relations with our employees are good.

Forward-Looking Statements - Cautionary Statement

     All statements other than statements of historical fact contained in this Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: our ability to successfully develop, sell and market our optical networking and other products; our expectations concerning factors affecting the markets for our products, such as demand for increased bandwidth; the scope and duration of the economic slowdown currently being experienced by many of our existing and prospective customers; our ability to compete successfully with companies who are much larger than we are and who have much greater financial resources at their disposal; our ability, or failure, to complete strategic alliances and strategic opportunities such as sales or spin-offs of subsidiaries or business units on terms favorable to us for reasons either within or outside our control; our ability successfully to finance our current and future needs for working capital; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Factors That May Affect Future Results

In connection with the safe harbor contained in the Private Securities Reform Act of 1995 we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

We have a history of losses and expect to incur future losses.

     We have incurred operating losses during the years ended January 31, 2001, 2000 and 1999 of $50.4 million, $10.0 million and $10.0 million, respectively, and as of January 31, 2001, we had an accumulated deficit of $118.0 million. We expect to continue to incur loses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. Currently, the majority of revenues are from shipments of our optical networking product lines. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable expense levels.

We will need additional funds to support operations. If we are unable to obtain them, we would have to reduce or cease operations, or attempt to sell some or all of our operations or to merge with another entity.

     The further development of our products as well as the expansion of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet these expansion plans. Potential sources of additional funds include public or private offerings of debt or equity securities, bank lines of credit or extensions of existing arrangements by us or our Sorrento subsidiary. It is our current intention to obtain these additional funds through placements by our Sorrento subsidiary of its securities, however, there is no assurance that it will be able to do so. Additional financing may not be available on terms favorable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate certain product development programs, or attempt to merge with another entity or otherwise reduce or cease operations.

Your percentage of ownership and voting power, and the price of our common stock may decrease because we may issue a substantial number of shares of common stock, or securities convertible or exercisable into our common stock.

     We have the authority to issue up to 150 million shares of our common stock and 2 million shares of our preferred stock without shareholder approval. We may also issue options and warrants to purchase shares of our common stock. These future issuances could be at values substantially below the price paid for our common stock by current stockholders. While we intend to pursue placements of the shares of our Sorrento subsidiary, we may be unable to do so and therefore we may conduct additional future offerings of our common stock, preferred stock, or other securities with rights to convert the securities into shares of our common stock, which may result in a decrease in the value, or market price of our common stock. Further, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the stockholders and may adversely affect the voting and other rights of holders of common stock.

The redemption rights of the Series A preferred stock of our Sorrento subsidiary, Sorrento Networks, Inc. or "SNI", may impact our ability to use otherwise available funds for business purposes.

     The holders of the Series A preferred stock have the right to ask SNI to redeem their shares if holders of more than 50% make such a request in writing. If such a request is made, our subsidiary has the obligation to redeem the Series A preferred stock within 30 days for approximately $49 million in cash. If funds are lawfully available for such redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist. If such request is made and SNI is found to have lawfully available funds to redeem all or a portion of such shares, it may have a material adverse affect on our business.

Provisions of our charter documents and New Jersey law may have anti-takeover effects that could prevent a change in control, which could negatively affect the market price for our stock.

     Provisions of New Jersey law and our amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our industry is highly competitive, and we may not have the resources required to compete successfully.

     The market for optical networking equipment is extremely competitive. We expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as CIENA Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, ONI Systems, Sycamore Networks, and ADVA AG Optical Networking as well as private companies that have been or will be focusing on our target markets. The competitors for Meret products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Our competitors also may have more extensive customer relationships than us, including relationships with our current and potential customers. If we are unable to compete successfully against our current and future competitors, we could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm our business.

Our business may be seriously harmed if the market for optical networking products in metropolitan and regional areas does not develop as we expect.

     Our current and future product offerings are focused on the needs of providers that service regional and metropolitan areas. The market for optical networking products in regional and metropolitan areas is new, and we cannot be certain that a feasible market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the optical networking industry is subject to rapid technological change and newer technology or products developed by others could render our products less competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the optical networking standards that our customers and competitors may adopt. If the standards adopted are different from those which we have chosen to support, market acceptance of our product would be significantly reduced and our business will be seriously harmed.

Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers.

     Most of our potential customers evaluate optical networking products for deployment in large telecommunications systems that they are installing. There are only a relatively limited number of potential customers for our products. If we are not selected by a potential customer, our revenues and ability to grow our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling communications services based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

If we fail to establish and successfully maintain strategic alliances, long-term contracts and relationships with distributors and system integrators, our ability to grow and be profitable may be seriously harmed.

     Strategic alliances and long-term contracts are an important part of our effort to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband, United Pan-Europe Communications, INRANGE, WESCO and a last mile wireless service provider. In addition we have a long-term contract with Cox Communications. We cannot be certain that our existing alliances and long-term contracts will not be cancelled or that we will be able to enter additional strategic alliances on terms that are favorable to us. Except for INRANGE, which is exclusive in the field of storage networks of enterprise customers, our agreements to date with our strategic allies are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis. These agreements are generally short term, have no minimum financial commitments on either side and can be cancelled without significant financial consequence. In addition, we cannot be certain that our existing and any future strategic alliances will be successful. As we expand internationally, we will increasingly depend upon distributors and system integrators. Our ability to grow and be profitable may be seriously harmed if we fail to establish and maintain strategic alliances, long-term contracts and relationships with distributors and system integrators.

We rely on a small number of customers for most of our revenues and any loss, cancellation, reduction or delay in sales to, or collections from, any single customer could seriously harm our business.

     Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for most of our net sales. During the year ended January 31, 2001, five customers accounted for 44.4% of net sales. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. We currently do not have any long-term purchase commitments with any of our customers, and we are subject to the varying purchase cycles of our customers. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. The loss of or delay of orders or slow or non-payment from, any of our largest customers could adversely impact our business.

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

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

     Our revenues and operating results will vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Some of the factors that may affect us including changes in market demand for our optical networking products, the cost and availability of components used in our products, the timing and amount of customer orders, the length and unpredictability of the sales and deployment cycles of our products, the timing of new product introductions and enhancements by our competitors and ourselves, changes in our pricing or the pricing of our competitors, our ability to attain and maintain production volumes and quality levels of our products, and general economic conditions as well as those specific to the telecommunications and related industries.

If we are unable to comply with regulations affecting our customers' industries, our revenues may be seriously harmed.

     Our customers are involved in industries that are subject to extensive regulation by domestic and foreign governments. If we fail to conform our products to these regulatory requirements, we could lose sales and our business could be seriously harmed. Additionally, any failure of our products to comply with relevant regulations could delay their introduction and require costly and time-consuming engineering changes.

The time that our customers and potential customers require for testing and qualification before purchasing our products can be long and variable, and may require us to invest significant resources without any assurances of sales, which may cause our results of operations to be unpredictable.

     Before purchasing our products, potential customers typically undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers often require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including our customers' buildout and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable and may require us to invest significant resources without any assurances of sales, our results of operations may be unpredictable.

The GigaMux'r' and EPC'TM' are our only currently available significant products, and if they are not commercially successful, our revenue will not grow and we may not achieve profitability.

     If our customers and potential customers do not adopt, purchase and successfully deploy our GigaMux'r' and EPC'TM' products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Since the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro and regional networks, in particular. No communications service provider has fully deployed our products in large network environments, and they may choose not to do so. Even if service providers do deploy our product fully, it may not operate as expected, which could delay or prevent its adoption.

If we are not able to develop and commercialize new or enhanced products, our operating results and competitive position will be seriously harmed.

     Our growth depends on our ability to successfully develop new or enhanced products. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Our next generation of transport and network management products, as well as our TeraMatrix'TM' line of wavelength switching products, are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis, or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products, complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete software validation, and demonstrate systems interoperability.

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

     Many of our customers require that we design products to interoperate with their existing networks, each of which may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned, any of which could seriously harm our business.

Our products may have errors or defects that we find only after deployment, which could seriously harm our relationship with our customers and our reputation.

     Our optical networking products can only be fully tested after deployment in networks. Our customers may discover errors or defects in our products, and our products may not operate as expected. If we are unable to fix errors or other problems that may be identified on a timely basis, we could experience losses of or delays in revenues and loss of market share, loss of customers, failure to attract new customers or achieve market acceptance, diversion of engineering resources, increased service and warranty costs, and legal actions by our customers. Any failure of our current or planned products to operate as expected could delay or prevent their adoption and seriously harm our relationship with our customers and our reputation.

We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

     We use contract manufacturers to manufacture and assemble our products in accordance with our specifications. We currently have three U.S.-based contract manufacturers. We do not have long-term contracts with any of them, and none of them is obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that we and our customers require.

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

We rely on a limited number of suppliers and single suppliers for some of our components, and our sales and operating results may be seriously harmed if our supply of any of these components is disrupted.

     We and our contract manufacturers currently purchase several key components of our products from single and limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply or if we receive an unexpectedly high level of purchase orders, we may not be able to develop an alternate source in a timely manner or at favorable prices. Any of these events could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously affect our present and future sales.

We expect the average selling prices of our products to decline, which may reduce gross margins and revenue.

     Our industry has experienced rapid erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. If we are unable to achieve sufficient cost reductions and increases in sales volumes, the decline in average selling prices will reduce our gross margins and revenue.

If we are unable to hire or retain highly skilled personnel, we may not be able to operate our business successfully.

     Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of who have significant industry experience and relationships. Many of our personnel could be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, we will need to hire additional personnel for most areas of our business, including our sales and marketing and engineering operations. Competition for highly skilled personnel is intense in our industry, and we may not be able to attract and retain qualified personnel, which could seriously harm our business.

If we become subject to unfair hiring claims, we could incur substantial costs in defending ourselves.

     Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves from such claims could divert the attention of our management away from our operations.

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

     Any claims of infringement of the intellectual property of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property, obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all, or redesign those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

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

     We expect that international sales will continue to increase as a percentage of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, the burden of complying with a wide variety of foreign laws, treaties and technical standards, difficulty in staffing and managing foreign operations, and political and economic instability.

     The majority of our sales and expenses have been denominated in U.S. dollars, however, in the future a larger portion of our sales and expenses may be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

If we do not effectively manage our growth, we may not be able to successfully expand our business.

     Growth of our business has placed, and will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing processes and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. If we fail to effectively manage our growth and address the above requirements, our ability to pursue business opportunities and expand our business could be harmed.


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

"Broadband" means a set of technologies that provide several paths for transmitting text, graphics, voice or video data so that different types of data can be transmitted simultaneously and, depending on the technology deployed, at different speeds and protocols.

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

"ESCON" - Enterprise System Connectivity - means a protocol for 200 Mbps signal transmission speed over fiber optic cable.

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

"Fibre Channel" means a serial data transfer architecture standard conceived for new mass storage devices and other peripheral devices that require very high bandwidth connections.

"Gigabit Ethernet" means a 1000 Mbps speed network that runs fiber-optic cable for wide area network connections.

 "HDTV" means high definition television, which is a new type of television that provides much better resolution than current television. There are a number of competing HDTV standards, which is one reason that the new technology has not been widely implemented.

"Hub" means a central connection device to which many network tributaries are connected.

"ILEC" means Incumbant Local Exchange Carrier and is a telephone company that provides local services and does not offer long distance services. All the regional operating companies after the break-up of AT&T became ILECs.

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

"IXC" means an inter-exchange carrier, a long distance telephone company or a carrier that specializes in connecting central offices of local service providers. This carrier typically does not offer services to end users. AT&T, MCI and Sprint are IXCs. A carrier that provides the backbone of competitive local exchange carriers can also be considered as an IXC. Therefore, an IXC can provide service in both metropolitan and in long haul networks.

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

"MSO" means a Multiple Service Operator which is typically a cable TV operator that offers multiple services such as video, voice and data.

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

"Opto-Electro-Optical" means Optical-Electrical-Optical which describes the conversion of optical signals to electric and back to optical. Typically, devices performing this function in the electrical domain and the signals need to be converted back to optical for transmission over optical fibers.

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

"PTT" means Postal, Telephone and Telegraph which is a generic telephone company apply to companies outside the United States. Typically, a PTT is state owned and can operate both local and long distance services.

"RBOC" means a Regional Bell Operating Company.

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



Item 2. Properties.

     We recently moved our headquarters to the San Diego, California facility that we own consisting of approximately 36,000 square feet used for offices, research and development and manufacturing. We also own a 47,000 square foot facility in San Diego, California adjacent to our headquarters that is used for offices, manufacturing and customer support.

     We occupy an additional 14,000 square feet used for office, research and development and manufacturing activities under lease as detailed below:

   Location                     Square Footage         Facility Type                   Expiration Date
   --------                     --------------         -------------                   ---------------

   Santa Monica, California     6,000                  Office                          April 30, 2003
   Fremont,  California         5,000                  Office/Manufacturing            July 31, 2003
   San Diego, California        3,000                  Office/R&D/Manufacturing        n/a - month to
                                                                                       month

     We have one sales office located in the United States, three sales offices located in Europe (The Netherlands, Belgium and Germany) and two sales office located in Asia (China and Singapore) totaling approximately 10,000 square feet. All such offices are leased for varying terms.

     We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms. See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facility we own.


Item 3. Legal Proceedings

On November 6, 2000, the court granted final approval to the settlement of the consolidated shareholder class actions pending in Federal district court in Los Angeles against us and certain present and former officers, and dismissed the actions against all defendants with prejudice. The settlement, which was entered into without any admission of liability by any of the defendants, provided for an aggregate cash payment to class members of $3.75 million, plus accrued interest from September 1, 2000, if any, less approved attorneys' fees and related expenses. The settlement was funded by our insurance carrier, and did not have a material adverse effect on our financial position or results of operations.

The settled lawsuit, entitled "In re Osicom Technologies, Inc. Securities Litigation, Master File No. CV-99-4321-R", was filed on August 20, 1999 against the Company and our then Chief Executive Officer, our then President and our former Chief Financial Officer, in the United States District Court for the Central District of California. The consolidated complaint generally alleged that, during the period July 1, 1998 to April 20, 1999, the defendants made false and misleading public statements related to a contract entered into by our former Far East business unit with a Japanese customer. The consolidated complaint asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The consolidated complaint did not specify an amount of damages.

From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, results of operations, or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on January 17, 2001. During the Annual Meeting, the stockholders elected our nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified with each nominee receiving no less than 11,477,758 of the total 11,751,620 votes cast for the election of directors.

     In addition, the stockholders approved the following proposals:

                                                                        Votes                              Broker
                                                      Votes For        Against          Abstentions       Non-Votes
                                                      ---------        -------          -----------       ---------
Name change to Sorrento
     Networks Corporation                           11,668,945            68,124           13,917               n/a
Ratification of the appointment of
     BDO Seidman, LLP as auditors                   11,111,316           629,573           10,731               n/a
Increase in authorized shares                       10,738,426         1,000,006           13,188               n/a
Approve the 2000 Stock Incentive Plan                3,780,220         1,527,456           27,352         6,416,592
Approve the Employee Stock Purchase Plan             4,435,778           876,986           22,264         6,416,592

                                     PART II


Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Our common stock traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the Nasdaq National Market System under the same symbol.

The following table sets forth the high and low closing bid prices for our common stock in the over-the-counter market from February 1, 1999 to January 31, 2001, based upon information obtained from Nasdaq and taking into account the 1-for-3 reverse split on July 24, 1998. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

         Fiscal 1999-2000                                                        High               Low
         ----------------                                                        ----               ---

         Quarter from February 1, 1999 to April 30, 1999                         $28.50            $5.00
         Quarter from May 1, 1999 to July 31, 1999                               $15.38            $7.50
         Quarter from August 1, 1999 to October 31, 1999                         $12.88            $7.13
         Quarter from November 1, 1999 to January 31, 2000                       $59.00            $7.75


         Fiscal 2000-2001
         ----------------

         Quarter from February 1, 2000 to April 30, 2000                        $144.88           $29.19
         Quarter from May 1, 2000 to July 31, 2000                               $86.00           $32.44
         Quarter from August 1, 2000 to October 31, 2000                         $74.50           $14.88
         Quarter from November 1, 2000 to January 31, 2001                       $40.88           $10.38


On April 20, 2001, the average of the high and low bid quotation for our common stock was $8.63 per share. There is no assurance that a market in our common stock will continue.

As of April 20, 2001 (the latest practicable date) there were 762 shareholders of record, including brokerage firms and nominees, of our common stock.

We have never paid any cash dividends on our common stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2001 and 2000, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1998 and 1997, and the consolidated balance sheet data set forth below at January 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our significant acquisitions, dispositions and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                Fiscal Year Ended January 31,
                                                               -----------------------------
                                                 2001         2000          1999            1998        1997
                                                 ----         ----          ----            ----        ----

Statement of Operations Data:

Net sales                                       $ 44,641      $ 68,372      $ 58,362     $ 65,811     $ 65,219

Net income (loss) from
     continuing operations                      $(41,905)    $   2,410      $(11,069)    $(16,377) $   (18,705)

Net income (loss) per share from
     continuing operations:
     Basic                                    $(   3.71)     $  0.17     $(    1.69)   $(    3.32)   $(   7.06)
     Diluted                                  $(   3.71)     $  0.15     $(    1.69)   $(    3.32)   $(   7.06)

Balance Sheet Data:
     Cash and cash equivalents                  $  9,965    $   13,511     $   3,480    $   1,422 $      2,881
     Working capital                              71,993       189,486        11,399        8,986        9,709
     Total assets                                113,123       223,265        66,796       69,589       61,521
     Total debt (including short-term debt)       24,770        20,727        27,938       26,872       28,651
     Stockholders' equity                         39,733       202,538        38,858       42,717       32,870


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

Entrada Networks

On August 31, 2000 we completed a merger of our Entrada subsidiary with Sync Research, Inc., a Nasdaq listed company. After the merger, our purchase of Sync shares prior to the merger and our purchase of shares for cash from Entrada we owned 48.9% of the merged entity which changed its name to Entrada Networks. Pursuant to our plans adopted prior to the merger, we distributed one-fourth shares of an Entrada share for each of our outstanding shares and reserved a similar number for each unexercised option and warrant to acquire our common stock outstanding on the record date. After the distribution and reserve for options and warrants we own approximately 10.3% of Entrada and account for this remaining interest as an "available for sale security" which is marked to market at the end of each period. The amounts included in our fiscal 2001 year are not comparable to our fiscal 2000 year due to the inclusion of Entrada for less than a full year. Additional information regarding the Entrada is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange ommission.

 NETsilicon or NSI

The results of NSI were included in our consolidated results only through September 15, 1999. Additional information regarding NSI is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission. See "Results of Operations, Comparison of the years ended January 31, 2000 and January 31, 1999."

Results of Operations: Comparison of the Years Ended January 31, 2001 and January 31, 2000


Net sales. Our consolidated net sales from continuing operations decreased to $44.6 million, or by 34.8%, for fiscal 2001 from $68.4 million for fiscal 2000. Net sales for our Sorrento Networks segment increased by $14.0 million for fiscal 2001 from fiscal 2000. Net sales for Meret Optical segment decreased by approximately $682,000 in fiscal 2001 from the same comparable period last year. The remaining change was related to NSI and Entrada.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit decreased to $13.2 million, or by 58.5%, for fiscal 2001 from $31.8 million for fiscal 2000. Gross profit for our Sorrento Networks segment increased to $9.1 million or 28.2% in fiscal 2001 and, our Meret Optical segment decreased by $242,000. The remaining change was related to NSI and Entrada. Gross margin decreased to 29.5% for fiscal 2001 from 46.5% for fiscal 2000.
The decrease in our gross margin during fiscal 2001, resulted from a change in the customer mix for our Sorrento subsidiary. During fiscal 2000, high margin products were being shipped to a single customer. During fiscal 2001, products were being shipped to multiple customers at a lower margin than last year.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international distribution channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses increased to $17.2 million, or 38.5% of net sales, for fiscal 2001 from $16.9 million, or 24.7% of net sales for fiscal 2000.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to increase substantially as we continue to develop our technologies and future products. Our consolidated engineering, research and development expenses increased to $23.9 million, or 53.6% of net sales, for fiscal 2001 from $11.7 million, or 17.1% of net sales, for fiscal 2000.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Increases in general and administrative expenses are planned as we strengthen our infrastructure to provide sufficient administrative support for the growth of our businesses. Consolidated general and administrative expenses increased to $18.1 million, or 40.6% of net sales, for fiscal 2001 from $12.8 million, or 18.7% of net sales, for fiscal 2000.

Other operating expenses. Other operating expenses for both fiscal
2001 and 2000 include approximately $400,000 of amortization of purchased technology related to acquisitions included in Meret. During the fiscal year ended January 31, 2001, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs.

Other income (charges). Other net income (charges) from continuing operations decreased to $8.5 million income for fiscal 2001 from $12.4 million income for fiscal 2000. During fiscal 2001, we had recognized gains of $3.7 million on the sales of shares from our investment with one of Sorrento's customers. We also recognized $1.4 million and $330,000 in interest income and dividend income respectively. In addition, we had a recognized gain of $3.9 million related to the sale of a portion of our investment in NETsilicon. These gains were offset by interest expense incurred on borrowings from our lines of credit, short term borrowing facilities and long term debt. During the fiscal year ended January 31, 2000, we recognized a gain of $14.0 million related to the sale of a portion of our investment in NETsilicon in connection with its initial public offering completed on September 15, 1999.

Income taxes. There was no provision for income taxes for fiscal years 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.


Sorrento Networks

Net sales. Net sales increased to $26.5 million, or 112.0%, for fiscal 2001 from $12.5 million for fiscal 2000. The increase in net sales was primarily due to an increase in the deployments of our systems by new and existing customers. In fiscal 2001, seven customers accounted for 91.1% of our net sales compared with three customers accounting for 88.4% in fiscal 2000.

Gross profit. Gross profit increased to $9.1 million, or 28.2%, for fiscal 2001 from $7.1 million for fiscal 2000. Gross margin decreased to 34.3% of net sales for fiscal 2001 from 56.8% for fiscal 2000. The gross margin percentage decrease resulted from the shipment of higher margin products to a single customer in fiscal 2000 and lower margin product shipments to multiple customers with long term purchase commitments or strategic alliance agreements in fiscal 2001.

Selling and marketing. Sales and marketing expenses increased to $14.0 million, or 52.8% of net sales, for fiscal 2001 from $5.6 million, or 44.8% of net sales for fiscal 2000. The increase in sales and marketing expenses resulted from personnel additions to the sales and marketing staff, increased travel expenses, trade show participation, and advertising expenses. This increase is also attributable to expenses related to the opening of five foreign sales offices located in China, Singapore, Germany, Belgium and the United Kingdom. The number of sales and marketing personnel increased to 65 at January 31, 2001 from 30 at January 31, 2000.

Engineering, research and development. Engineering, research and development expenses increased to $20.4 million, or 77.0% of net sales, for fiscal 2001 from $3.4 million, or 27.2% of net sales, for fiscal 2000. The increase in engineering, research and development expenses was the result of increased expenditures associated with the continuing development of our existing products as well as future technologies, increases in engineering personnel and, increases in employee relocation and recruiting expenses. The number of engineering personnel increased to 91 at January 31, 2001 from 23 at January 31, 2000.

General and administrative. General and administrative expenses increased to $9.0 million, or 34.0% of net sales, for fiscal 2001 from $3.8 million, or 30.4% of net sales, for fiscal 2000. The increase in general and administrative expenses reflects the hiring of additional executive and administrative personnel and higher operating expenses necessary to strengthen our infrastructure to support our continuing growth. The number of general and administrative personnel increased to 32 at January 31, 2001 from 16 at January 31, 2000.

Deferred and other stock compensation. Deferred and other stock compensation for the year ended January 31, 2001 includes $1.7 million of amortization of deferred stock compensation and $184,000 of expense resulting from the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

Meret Optical Communications

During the periods prior to January 31, 2000, Meret was an integral portion of the "Optical Networking" business unit which also included Sorrento. As of January 31, 2000, we separated Meret from the Optical Networking business segment. For periods prior to January 31, 2000, amounts reported for the Meret segment of our business may not be indicative of the results of operations that would have resulted had Meret been operated as a stand-alone entity.

Net sales. Net sales decreased slightly to $6.3 million, or 10.0%, for fiscal 2001 from $7.0 million for fiscal 2000. The decrease in net sales was primarily due to changes in product demand in the legacy product family.

Gross profit. Gross profit decreased slightly to $2.6 million, or 10.4%, for fiscal 2001 from $2.9 million for fiscal 2000. Gross margin as a percentage of net sales increased slightly to 41.6% for fiscal 2001 compared to 41.0% for the same comparable period last year. The increase in the gross margin percentage from the prior year resulted from changes in the mix of products shipped.

Selling and marketing. Sales and marketing expenses decreased to $437,000, or 6.9% of net sales, for fiscal 2001 from $1.4 million, or 20.0% of net sales, for the same comparable period last year. Overall selling and marketing expenses decreased as revenue decreased.

Engineering, research and development. Meret incurred engineering expenses during fiscal 2001 of $177,000. No engineering expenses were incurred during the fiscal year ended January 31, 2000. After Meret's separation from the Optical Networking segment, we increased engineering expenditures to update older products and we will continue to increase engineering spending in the future to support existing as well as new products.

General and administrative. General and administrative expenses decreased to $595,000, or 9.4% of net sales during fiscal 2001 from $640,000, or 9.1% of net sales for the same comparable period last year. After Meret's separation from the Optical Networking segment, the need for general and administrative operations were minimal.

Results of Operations: Comparison of the Years Ended January 31, 2000 and January 31, 1999

In connection with the initial public offering by NETsilicon, Inc., our remaining 55.4% interest became non-voting shares. Accordingly, our financial statements for fiscal 2000 include the results of operations of NETsilicon only through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale" security which is marked-to-market at the end of each period. The amounts included in our fiscal 2000 year are not comparable to our fiscal 1999 year due to the inclusion of NETsilicon for less than a full year. Readers should refer to NETsilicon's annual report on Form 10-K for information concerning NETsilicon.

Net sales. Our consolidated net sales from continuing operations increased to $68.4 million, or by 17.1%, for fiscal 2000 from $58.4 million for fiscal 1999. Net sales for our Sorrento Networks segment increased by $10.3 million for fiscal 2000 from fiscal 1999. Net sales for our Meret Optical segment decreased by $5.0 million during fiscal 2000 from the same comparable period last year. The remaining change was related to Entrada and NSI.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit increased to $31.8 million, or by 22.8%, for fiscal 2000 from $25.9 million for fiscal 1999. Gross profit for our Sorrento Networks segment increased by $6.0 million and our Meret Optical segment gross profit decreased by $2.1 million for fiscal 2000 from the same comparable period last year.
The remaining change was related to Entrada and NSI. Gross margin increased to 46.5% for fiscal 2000 from 44.4% for fiscal 1999.

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

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Increases in general and administrative expenses are planned as we strengthen our infrastructure to provide sufficient administrative support for the growth of our businesses. Consolidated general and administrative expenses increased to $12.8 million, or 18.7% of net sales, for fiscal 2000 from $10.3 million, or 17.6% of net sales, for fiscal 1999.

Other operating expenses. Other operating expenses consist of amortization of purchased technology related to acquisitions included in our Meret Optical segment and remained unchanged at approximately $400,000 for fiscal 2000 and 1999.

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

Our Far East business unit, consisting of Uni Precision Industrial Limited has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 to sell this division. As of January 31, 2000, we sold Uni to a group led by its Hong Kong-based management for $2.5 million in cash in repayment of our advances to Uni and a $3.0 million non-voting redeemable preferred security. This security has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets disposed and amounts due from the purchaser, at their expected realizable values, are included in other assets in the accompanying balance sheets. During the year ended January 31, 2001 we received payments of $819,000. Due to the continuing economic downturn in Asia and the decline in the value of marketable securities held as collateral from the purchasers, we recorded a $700,000 reserve against the remaining balance due of $1.7 million.

Sorrento Networks

Net sales. Net sales totaled $12.5 million for the year ended January 31, 2000, a 468.2% increase from $2.2 million for the year ended January 31, 1999. The increase in net sales was due to an increase in the deployments of our systems by new and existing customers. For the year ended January 31, 2000, three customers accounted for 88.4% of net sales. Sales to international customers accounted for 27.6% of net sales for the year ended January 31, 2000 compared to 29.7% for the same comparable period last year.

Gross profit. Gross profit increased to $7.1 million, or 56.8%, of net sales for the year ended January 31, 2000 from $1.1 million or, 50.0% of net sales for the same comparable period last year. The increase in the gross profit percentage reflects the absorption of production overhead costs resulting from higher net sales during the year ended January 31, 2000, as well as lower gross profits on sales to a single customer during the year ended January 31, 1999.

Selling and marketing. Sales and marketing expenses increased to $5.6 million, or 44.8% of net sales, for the year ended January 31, 2000 from $1.8 million, or 81.8% of net sales for the same comparable period last year. The increase in sales and marketing expenses was the result of hiring additional sales and marketing personnel and, increased promotional activities and travel expenses incurred to support our continued growth. We increased our sales and marketing personnel to 30 at January 31, 2000 from 21 at January 31, 1999.

Engineering, research and development. Engineering, research and development expenses increased to $3.4 million, or 27.2% of net sales, for the year ended January 31, 2000 from $2.0 million, or 90.9% of net sales, for the same comparable period last year. The increase in engineering, research and development expenses was primarily the result of hiring additional research and development personnel to support the continued development and enhancements to our existing products as well as development of new products and technologies. We increased our engineering personnel to 23 at January 31, 2000 from 18 at January 31, 1999.

General and administrative. General and administrative expenses increased to $3.8 million, or 30.4% of net sales, for year ended January 31, 2000 from $2.3 million, or 104.5% of net sales, for the same comparable period last year. The increase in general and administrative expenses reflects the hiring of additional general and administrative personnel and higher expenses necessary to support and scale our operations.


Meret Optical Communications

Net sales. Net sales for our Optical Networking segment decreased to $7.0 million, or 41.7%, for fiscal 2000 from $12.0 million for fiscal 1999. The decrease in net sales was primarily due to changes in demand for the legacy product family.

Gross profit. Gross profit decreased to $2.9 million, or 40.8%, for fiscal 2000 from $4.9 million for fiscal 1999. Gross margin remained unchanged as a percentage to net sales approximating 41.0% for fiscal 2000 and fiscal 1999.

Selling and marketing. Sales and marketing expenses decreased to $1.4 million, or 20.0% of net sales, for fiscal 2000 from $1.6 million, or 13.3% of net sales for the same comparable period last year. The decrease in sales and marketing expenses was the result of lower sales volume, decreases in commission expenses, trade show participation and advertising.

Engineering, research and development. No engineering expenses were incurred during both fiscal 2000 and 1999. During fiscal 2000 and 1999, Meret was in the process of separating from the Optical Networking segment. Engineering expenditures are expected to be incurred in the future to update older products as well as new ones.

General and administrative. General and administrative expenses of $640,000 were incurred for fiscal 2000. These expenses were incurred to build the administrative infrastructure necessary to support the expected future growth. During fiscal 2000 and 1999, Meret was involved in the process of separating from the Optical Networking segment and incurred no general and administrative expenses during fiscal 1999.

Liquidity and Capital Resources

We finance our operations through a combination of debt and equity financing. At January 31, 2001, our working capital was $72.0 million including $50.3 million of investments in marketable securities and $9.9 million in cash and cash equivalents.

The amounts included in our statement of cash flows for fiscal 2001 is not comparable to our fiscal 2000 amounts due to the inclusion of Entrada and NETsilicon for less than a full year. Readers should refer to Entrada's NETsilicon's annual reports on Form 10-K for information concerning Entrada and NETsilicon.

Our operations used cash flows of $51.7 million during fiscal 2001. During fiscal 2000 we incurred a cash flow deficit of $2.7 million from continuing activities and discontinued operations provided cash of $953,000. The increase in cash flows used by operations reflects a substantial decrease in our net loss as well as increases in accounts receivable and inventories, partially offset by a decrease in other current assets and increases in accounts payable and accrued liabilities.

To support our anticipated growth, we expect our selling and marketing, research and development and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the customers of our optical networking products payment is required within 180 days from the date of shipment

We provided long-term equipment financing to an optical networking customer during fiscal 2000 and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at 11% per annum interest. We financed $3.3 million of receivables, including deployment expenses, during fiscal 2000 for this customer. During the fourth quarter of fiscal 2000 we exchanged $3.0 million of the then unpaid balance shares of the customer's 8% convertible preferred stock, an approximately 6% interest on a fully diluted basis. The remaining balance of the note and accrued interest of $344,000 was paid in cash. During fiscal 2000 we made sales of $5.5 million and reimbursed deployment expenses of $120,000 to this customer.

In November 2000, we sold all our shares for $9 million and $320,000 in accumulated, unpaid dividends. Of the total $10.3 million due from the purchaser, approximately 7.7% or $787 is held in a segregated escrow account for one year. The gain of $3.7 million on the sale of the shares is included in investment income in the accompanying income statement.

During fiscal 2001 and 2000 we made sales of $5.7 million and $5.5 million respectively, to this customer under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $5.9 million, including deployment expenses of $210,000 during fiscal 2001 for this customer which was paid in full including accrued interest during January 2001. We financed $3.3 million of receivables, including deployment expenses of $120,000 during fiscal 2000 for this customer and $3 million of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344,000 was paid in cash.

Our investing activities during fiscal 2001 used cash flows of $12.5 million including $7.0 million in cash balances at Entrada on August 31, 2000 when it ceased to be a subsidiary. We purchased property and equipment of $14.4 million, invested $3.3 million in Entrada and $3.2 million in one of Sorrento's customers. During fiscal 2001, we received $4.2 million from the sale of 350,000 of our in NSI and $819,000 from the purchasers of our discontinued operations. We received $9.2 million offset by our investment of $3.2 million from the investment in one of Sorrento's customers and payment of $1.8 million on a note receivable The investing activities of continuing operations during fiscal 2000 provided cash flows of $4.3 million. We received gross proceeds of $15.4 million from the sale of shares in NETsilicon in September 1999 which was offset by NETsilicon's cash at the time of sale. Our other investing activities during fiscal 2000 included $2.1 million for the purchases of capital equipment, $886,000 for software development, $3.6 million for investments in other assets and advances to our discontinued operations net of repayments received from NETsilicon of $3.4 million.

We expect our investments in property and equipment will increase to support the anticipated growth of our operations and infrastructure.

Our financing activities during fiscal 2001 provided cash flows of $60.6 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock, $7.9 million in net proceeds from a private placement by Entrada of its common stock, $3.9 million in proceeds from option and warrant exercises, $2.4 million in proceeds from long term debt offset by repayments of short and long term debt. The financing activities of continuing operations during fiscal 2000 provided cash flows of $14.3 million which consisted primarily of $6.9 million in net proceeds from a private placement of our common stock, and $8.2 million in proceeds from option and warrant exercises offset by preferred stock dividends paid in cash and treasury stock purchases.

We have a line of credit which totals $8.0 million. Outstanding borrowings against these lines of credit were $1.3 million at January 31, 2001. Our various credit line is collateralized by accounts receivable, inventory and equipment.

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

During March 2000, our Sorrento subsidiary completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50 million. Since Sorrento did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. If such a request is made in writing, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available to such a redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist.

On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we owned 48.9% of Entrada Networks and we have accounted for our interest on our balance sheet at cost as of January 31, 2001.

On December 1, 2000, we distributed 3,107,155 of our Entrada shares to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to January 31, 2001 we distributed 20,182 of our Entrada shares upon the exercise of options and as of January 31, 2001 have reserved 1,080,283 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

During March 2001 we completed a private placement of 1,525,995 shares of our common stock receiving net proceeds of $9.6 million. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. In the event we issue shares of our common stock or equity securities convertible into our common stock at a price less than $6.5531 per share the purchasers are entitled to receive additional shares of common stock.

We anticipate that our available cash resources, and marketable securities available for sale together with the proceeds of Sorrento's private placement, will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

     The Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

      The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. The adoption of this policy had no effect on our financial position or results of operations.
 .
Other Matters

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10. Directors and Executive Officers of the Company

On April 30, 2001, the Company's directors and executive officers were:

               Name                     Age                          Position
               ----                     ---                          --------
         Xin Cheng, Ph.D.               45                Chief Executive Officer, Chairman, Director (ii)
         James M. Dixon                 53                Chief Operating Officer, President, Director
         Phillip W. Arneson             64                Director (i)
         Tingye Li, Ph.D                69                Director (ii)
         Gary M. Parsons                51                Director (i)
         Joe R. Armstrong               52                Chief Financial Officer
         Leonard N. Hecht               64                Executive Vice President
         John A. Mason                  43                Sr. Vice President, Business Development and
                                                             President, Sorrento Europe
         Christopher E. Sue             38                Vice President, Finance
         Richard R. Jacobson            58                Senior Vice President, Legal, and Secretary


         (i)  member of the Audit Committee
         (ii) member of the Compensation Committee

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

Xin Cheng, Ph.D., has been our Chairman and Chief Executive Officer since September 2000. He has been our President and a director since September 1995, and was Secretary from June 1993 to February 1997. Dr. Cheng has served as the Chief Executive Officer and Chairman of our Sorrento Subsidiary since January 2000. In 1995, Dr. Cheng founded the optical networking division of the Company. From 1988 to 1990, Dr. Cheng served as Senior Staff Scientist and from 1990 to 1993 as a director of Advanced Technology for Amoco Technology Company, a photonics technology development company and a subsidiary of Amoco Oil Corporation. While at Amoco, Dr. Cheng led their development of the WDM-based fiber optic high-resolution computer graphics link, a high-dynamic range microwave fiber optic system, a fiber optic HDTV transmission system, multiple fiber optic serial digital video transmission systems as well as other technologies. Dr. Cheng holds a Ph.D. and M.S. in Electrical Engineering from the University of California, Irvine, and a B.S. degree in Physics from Nanjing University, China.

James M. Dixon became a director, our President and Chief Operating Officer in November 2000. From its inception in 1999 to the present, Mr. Dixon has served as the Chairman of Aeris.Net South America. From 1997 to 1998, Mr. Dixon served as President of International Wireless Communications, Inc. Latin America. Mr. Dixon served in various executive management positions with Nextel Communications, Inc. from 1991 to 1996, including Executive Vice President of Nextel from 1994 to 1996, President of Digital Mobile Networks from 1992 to 1996, and Senior Vice President of Nextel from 1992 to 1994. From 1986 to 1991 Mr. Dixon held various senior management positions with McCaw Cellular Communications, Inc. including Chairman of Bay Area Cellular Telephone Company. Mr. Dixon served as President and Chief Operating Officer of Bay Area Cellular Telephone Company (Cellular One) from 1984 to 1986. Mr. Dixon holds an M.B.A. from Pepperdine University.

Phillip W. Arneson has served as one of our directors since October 2000. Since 1996, Mr. Arneson has held the position of Executive Vice President for Frandsen Corporation, a privately held company consisting of over twenty banks and five manufacturing companies. Additionally, he serves as President of two its operating companies. From 1994 to 1995, Mr. Arneson was Managing Partner for Morningside Technology, a management consulting firm. From 1982 to 1986, he served as Executive Vice President of Allied Signal's Electronic Sector and as Chief

Executive Officer of its subsidiary, Amphenol Corp. In 1986, Mr. Arneson's technology group garnered the prestigious IR-100 award for the development of an integrated fiber optics phase modulator. Mr. Arneson holds a B.S. in Electrical Engineering from the University of Minnesota's Institute of Technology.

Tingye Li, Ph.D., 69, has served as one of our directors since October 2000 and as a director of our Sorrento Subsidiary since February 2000. Dr. Li has been a consultant in the field of lightwave communications since December 1998. From 1957 to 1998, Dr. Li served in a number of senior research positions at AT&T Bell Labs, ultimately serving as head of the Lightwave Networks Research Department of AT&T Labs-Research. Dr. Li also serves as a director of LightCross, Inc., a supplier of passive components for wavelength-division-multiplexed lightwave transmission systems and networks, and Micron Optics, Inc., a supplier of components and subsystems for optical networks. He is a fellow of the Optical Society of America and the Institute of Electrical and Electronic Engineers, and a member of the National Academy of Engineering.
In 1995, he served as the President of the Optical Society of America.
Dr. Li holds a Ph.D. from Northwestern University.

Gary M. Parsons, 50, has served on our Board of Directors since October 2000. Since 1996, Mr. Parsons has held the position of Chairman of the Board for Motient Corporation, a wireless data firm, and XM Satellite Radio Holdings, Inc. From 1990 to 1996, Mr. Parsons held a number of executive positions at MCI Communications, Inc., including Executive Vice President, Chief Executive Officer of MCImetro, Inc., and President of MCI's Southern Division. From 1984 to 1990, Mr. Parson held the responsibilities of Executive Vice President at Telecom*USA, a fiber-optic and long distance venture subsequently acquired by MCI. Mr. Parsons holds a B.S. in Electrical and Computer Engineering from Clemson University and a MBA from the University of South Carolina.

Joe R. Armstrong has served as our Chief Financial Officer since January 2001. He brings over 25 years of corporate finance, investor relations, treasury, legal and management experience to us, having spent 15 years with State Of The Art, a leading provider of accounting software. As chief financial officer, vice president, finance and secretary of State Of The Art, he managed two rounds of venture capital financing, the company's initial public offering and several significant acquisitions and mergers. Prior to joining us, Mr. Armstrong most recently served as CFO for The Bohlin Company. Previously, he was director of marketing finance and financial planning for MAI Basic Four Corporation and a certified public accountant for Vicenti, Lloyd and Stutzman, a regional public accounting firm. Joe holds both bachelors and masters degrees in business from Utah State University.

Leonard N. Hecht has served as our Executive Vice President since August 2000, and as one of our directors from June 1996 to January 2001, and a director of our Sorrento Subsidiary from February 2000 to August 2000. Mr. Hecht did not stand for re-election at the annual meeting in January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisition, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

John A. Mason has served as our Senior Vice President, Business Development and President of Sorrento Europe since September 2000 where he is responsible for our European sales and marketing activities, as well as the structuring and negotiation of contracts between us and our key customers and oversight of the roll-out of our solution into those customers' optical networks. Mr. Mason joined us in 1996 and became our Director of Business and Strategic Planning in 1997 where he has been responsible for our strategic planning efforts, as well as its corporate partnering, merger and acquisition activity. Mr. Mason worked in the television and allied industries, including positions with subsidiaries of Telecommunications Incorporated and Fox, Inc., in the Mergers and Acquisitions Department of Smith Barney and in the strategic consulting/technology practice at Booz, Allen and Hamilton, Inc. Mr. Mason holds an M.B.A. from the Harvard University Graduate School of Business Administration and an A.B. in economics from Stanford University.

Christopher E. Sue has been our Vice President, Finance since September 1997. From January 1996 to September 1997, he served as our Chief Financial Officer. Mr. Sue served as our Secretary from February 1997 to September

1997 and from November 1998 to March 2000. In December 1995 Mr. Sue became Chief Financial Officer of our Meret subsidiary. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant.

Richard L. Jacobson has been our Senior Vice President, Legal and Secretary since July 2000. Mr. Jacobson was a partner with the law firm of Fulbright & Jaworski, LLP from 1990 to 2000 where his practice consisted primarily of securities litigation and SEC enforcement matters. Prior to joining Fulbright in 1988 he was in private practice in Palo Alto, California, from 1986 to 1988, and in Washington, D.C., from 1980 to 1986. From 1977 to 1979, Mr. Jacobson worked for the SEC, where he was a member of the Trial Unit in the Enforcement Division and served as Special Counsel to the Chairman. He served as a law clerk for Ninth Circuit Judge Walter Ely from 1970 to 1971 and then clerked for Associate United States Supreme Court Justice William O. Douglas from 1971 to 1972. Mr. Jacobson holds a J.D. from the University of Southern California and a S.B. from the University of Chicago.


Our other key employees include:

             Name                         Age                           Position
         ------------                    -----                         ----------
         Darin Clause                     32              Vice President, Strategic Sales
         Demetri Elias, Ph.D.             57              Vice President, Marketing
         Susan Hamlin                     38              Vice President, Sales (North America)
         Beth Kriegel                     39              Vice President, Finance
         Jin-Yi Pan, Ph.D.                41              Vice President, Systems Architecture
         Marc Thurman                     51              Vice President, Operations

Similar to all rapidly growing companies, we are constantly seeking to augment our existing management staff at all levels. Our Board members, officers and employees continue to be extremely helpful in identifying and attracting potential candidates to us. In addition, we utilize the services of outside recruitment agencies to expand and expedite the process.

Darin Clause has served as our Vice President, Strategic Sales since September 2000 and joined us in December 1999 as Director, Sales Development. Prior to joining us, Mr. Clause was employed with Pirelli as a Senior Product Manager from 1996 to 1999, where he was responsible for implementation of indoor cabling and connectivity business lines for the CATV, CLEC, Utility and IXC markets and multiple channels. From 1994 to 1996, Mr. Clause was a Project and Sales Engineer for Sumitomo Electric Lightwave, where he was responsible for fiber optic passive component sales. Mr. Clause holds a B.S. in Mechanical Engineering from Clemson University.

Demetri Elias, Ph.D. has served as our Vice President, Marketing since October 2000 and joined us in April 2000 as Director, Product Line Management. Prior to joining us, Dr. Elias was with Nortel Networks, a leading optical equipment developer, for over 22 years holding positions in research and development, consulting, product management and marketing. In his most recent Nortel Networks assignments he served as Director, Product Line Management and Director, Strategic Marketing on optical networking products. Dr. Elias holds a Ph.D. in Electrical Engineering from McGill University, Montreal, Canada.

Susan Hamlin has served as our Vice President, Sales (North America) since September 2000 and joined us in November 1999 as Regional Vice President of Sales. Ms. Hamlin is also responsible for our customer service group. During her tenure at Pirelli Cables and Systems, Ms. Hamlin was Director of Sales from 1998 to 1999 and responsible for overseeing sales to CATV, CLEC, Utility and IXC markets. From 1997 to 1998, Ms. Hamlin was National Sales Manager - Distribution at Pirelli where she established and implemented Pirelli's sales efforts into the distribution and OEM markets. From 1985 to 1996, Ms. Hamlin held a succession of sales and marketing management positions with AT&T/Lucent Technologies where she was responsible for strategic planning, market development and sales to the Regional Bell Operating Companies. Ms. Hamlin holds a B.S. in Management Information Systems from Bradley University in Peoria, Illinois and completed executive management programs at Harvard University and the Wharton School of Business.

Beth Kriegel has served as our Sorrento subsidiary's Vice President, Finance since October 2000 and joined us in August 2000. From June 1999 to August 2000, she served as Senior Director, Finance, and from February 1997 to June 1998 she served as Director of Investor Relations for Advanced Tissue Sciences, a biotechnology company based in San Diego, California. From June 1998 to May 1999, Ms. Kriegel served as Director, Financial Reporting for Stratagene, a biotechnology company. From February 1993 to February 1997 she served in various capacities for Cytel Corporation, most recently as Manager, Planning and Financial Analysis from May 1992 to February 1993. Ms. Kriegel was employed with the accounting firms of Pannell Kerr Forster from 1988 to 1991, PricewaterhouseCoopers LLP from 1985 to 1988 and KPMG Peat Marwick from 1983 to 1985. Ms. Kriegel is a certified public accountant.

Jin-Yi Pan, Ph.D., has served as our Vice President, System Architecture since February 2000. From 1996 to 1999, Dr. Pan was a senior research engineer at Nokia Research Center, the corporate research arm of Nokia Corporation responsible for developing networking system architectures, equipment and software. From 1993 to 1996, Dr. Pan served as a researcher at Bell Communications Research, or Bellcore, the research center created to service the regional bell operating companies in the areas of software, networking standards and architecture. At Bellcore, he participated in the development of network system architecture and protection scheme for MONET, the government funded national optical networking consortium. Dr. Pan holds a Ph.D. in Electrical Engineering from the City University of New York and a B.S. in Optics from Zhejiang University, China.

Marc Thurman has served as our Vice President, Operations since April 2001. Mr. Thurman oversees our manufacturing and operations, supply chain management, and quality assurance functions. He brings to us nearly 25 years of manufacturing operations, supply chain management and quality assurance experience on leading edge technologies and products for the computer and telecommunication markets. Thurman's previous experience includes service since 1971, in various functions at Packard Bell NEC, ComCrypt Systems, IDEA Courier, Inc., Sidereal Corporation, Intel Corporation, RTE Corporation, and Western Electric. In his most recent position, Thurman had manufacturing responsibilities including internal production, contract manufacturing (EMS) and third party manufacturing (TPM), supporting revenues of $2 billion. Thurman holds a BSEE degree from Oregon State University as well as an MBA degree from University of Portland.

Item 11. Executive Compensation

The following tables set forth the annual compensation for both individuals who served as the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2001, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                        Annual Compensation                  Long-Term Compensation
                                    --------------------------------   -----------------------------------
                                                            Other      Restricted  Securities    Long-Term        All
                                                           Annual         Stock    Underlying    Incentive       Other
                                     Salary     Bonus   Compensation    Award(s)     Options       Plan       Compensation
Name and Principal Position  Year     ($)         ($)        ($)          ($)         (#)         Payouts        ($)(A)
---------------------------  ----   -------   -------   ------------    --------   ----------    ---------    ------------
Xin Cheng, Chairman,         2001   239,217         -           -               -      175,000          -             -
   Chief Executive Officer   2000   180,000     8,365           -               -      100,000          -             -
                             1999   125,031    51,066           -               -      196,183          -             -

James M. Dixon, Director,    2001    54,464   100,000           -               -      740,000          -             -
   President, COO

Leonard N. Hecht,            2001   104,808        -            -               -      435,000          -             -
   Executive VP

Christopher E. Sue, VP       2001   155,880        -            -               -      110,000          -             -
   Finance                   2000   134,904    27,947           -               -       15,000          -             -
                             1999   103,077        -            -               -       66,665          -             -

John A. Mason, Sr. VP        2001   151,878        -            -               -       42,500          -             -
   Business Development
   President, Sorrento Europe

Richard L. Jacobson, Sr. VP  2001   140,850        -            -               -      154,000          -        42,746
   Legal and Secretary

Par Chadha,                  2001    80,128       -             -               -      600,000          -        750,000
   former CEO                2000   230,000       -             -               -       70,000          -             -
                             1999   147,500       -             -               -      349,164          -             -

Rohit Phansalkar,            2001   177,020       -             -               -      450,000          -        91,177
   former CEO


(A) Other compensation for Mssrs. Jacobson and Phansalkar represents relocation related expenses reimbursed by us. Mr. Chadha's other compensation represents payments pursuant a consulting agreement entered into in connection with his resignation as Chairman and CEO. Of this amount, $500,000 was applied to an option exercise.


Long-Term Incentive Plans

         The Company has no long-term incentive plans other than our various stock option plans.

                        Option Grants in Last Fiscal Year


                                         Individual Grants
                    ------------------------------------------------------------
                    Number of     Percent of                Market                  Potential Realizable Value at
                    Securities   Total Options   Exercise  Price on              Assumed Annual Rates of Stock Price
                    Underlying     Granted to     or Base    Date                  Appreciation for Option Term (A)
                     Options      Employees in    Price     Granted  Expiration  -----------------------------------
       Name         Granted (#)   Fiscal Year   ($/Share)  ($/Share)    Date      0% ($)    5% ($)         10% ($)
       ----         -----------   -----------   ---------  --------- ---------    -------  --------       ----------
Xin Cheng            175,000          4.51       49.25       49.25     5-01-2010       -   5,420,286     13,736,068

James M. Dixon       700,000         18.05       26.64       26.64    10-19-2010       -  11,727,627     29,720,109
                      40,000          1.03       22.00       18.75     1-17-2011       -     341,671      1,065,307

Leonard N. Hecht      75,000          1.93       35.50       35.50     5-22-2010       -   1,674,432      4,243,339
                     350,000          9.03       59.88       59.88     8-22-2010       -  13,179,273     33,398,865
                      10,000          0.26       18.75       18.75     1-17-2011       -     117,918        298,827

Christopher E. Sue    50,000          1.29       21.80       21.80     4-17-2010       -   1,548,653      3,924,591
                      50,000          1.29       25.00       25.00     1-17-2011       -     786,118      1,992,178
                      10,000          0.26       18.75       18.75     1-17-2011       -     117,918        298,827

John A. Mason         37,500          0.97       21.80       21.80     4-17-2010       -     514,121      1,302,884
                       5,000          0.13       18.75       18.75     1-17-2011       -      58,959        149,413

Richard L. Jacobson  150,000          3.87       69.13       69.13     7-12-2010       -   6,520,851     16,525,117
                       4,000          0.10       18.75       18.75     1-17-2011       -      47,167        119,531

Par Chadha           600,000         15.47       49.25       49.25     4-26-2010       -  18,583,836     47,095,090

Rohit Phansalkar     450,000         11.60       35.50       35.50      6-9-2010       -  10,046,592     25,460,036

(A) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of the Company's common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.

    Aggregated Option Exercises in Fiscal Year 2001 and January 31, 2001 Option
                                           Values

                                                                Number of
                           Shares                         Securities Underlying         Value of Unexercised
                          Acquired                         Unexercised Options          In-the-Money Options
                             On          Value            at Fiscal Year-End(#)      at Fiscal Year-End ($) (A)
                          Exercise     Realized        ---------------------------  -----------------------------
        Name                (#)           ($)          Exercisable  Unexercisable   Exercisable    Unexercisable
      -------             -------       -------        ------------ --------------- ------------    -------------

Xin Cheng                      -               -         478,001           -          5,368,307            -

James M. Dixon                 -               -          70,000       670,000               -         170,000

Leonard N. Hecht               -               -         548,336        10,000        1,615,299         75,000

Christopher E. Sue             -               -         171,999        60,000        1,439,034        137,500

John A. Mason                  -               -         100,001         5,000        1,222,120         37,500

Richard L. Jacobson            -               -         150,000         4,000               -          30,000

Par Chadha                578,500         756,909        600,000            -                -              -

Rohit Phansalkar               -               -         485,000            -                -              -

(A) Options are "in-the-money" if, on January 31, 2001, the market price of the Common Stock ($26.25) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2001, and the aggregate exercise price of such options.

Employment Agreements

         In September 2000, we assumed our Sorrento subsidiary's obligations under its two year employment agreement with Dr. Cheng. The agreement, ending March 2002, provides for a salary of $250,000 per year, vesting of all his options to acquire our common stock granted prior to February 1, 2000, and a bonus equal to two year's base salary payable at the end of the contract. This agreement may be terminated for cause. However, should Dr. Cheng be terminated without cause he will receive a continuation of his salary and benefits for two years and he is required to provide consulting services to us during that period.

         We entered into a two year employment contract with Mr. Hecht ending August 2002 which provides for a salary of $250,000 per year and vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Hecht be terminated without cause or resign in certain circumstances he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during the two years following his termination.

         We entered into a two year employment contract with Mr. Mason ending May 2002 which provides for a salary of $130,900 per year and vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Mason be terminated without cause or resign in certain circumstances he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during the two years following his termination.

         We have entered into a two year employment contract with Mr. Sue ending May 2002 which provides for a salary of $168,500 per year and the vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Sue be terminated without cause or resign in certain circumstances he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period.

         We entered into a two year employment contract with Mr. Jacobson ending in July 2002 which provides for a salary of $250,000 per year. This contract may be terminated for cause. However, should Mr. Jacobson be terminated without cause or resign in certain circumstances he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during two years following his termination.



Compliance with Section 16(a) of the Exchange Act

         The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2001, except for late reporting of initial option grants by Mssrs. Armstrong, Arneson, Dixon, Jacobson, and Parsons and Dr. Li at the time each joined our Board of Directors or became one of our officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 20, 2001, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known to the Company to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

                                                                           Common Stock
                                                               Number of                 Percentage of
        Name of Beneficial Owner (A)                             Shares                 Outstanding (K)

     Xin Cheng, Ph.D.                                            525,735  (B)                 3.6%

     James M. Dixon                                               70,000  (C)                 *

     Philip W. Arneson                                             8,750  (D)                 *

     Tingye Li, Ph.D.                                              8,750  (E)                 *

     Gary M. Parsons                                               8,750  (F)                 *

     Joe R. Armstrong                                                 -                       *

     Leonard N. Hecht                                            576,667  (G)                 3.9%

     John A. Mason                                               100,001  (H)                 *

     Christopher E. Sue                                          172,568  (I)                 1.2%

     Richard R. Jacobson                                         150,000  (J)                 1.0%

     Par Chadha                                                1,482,368  (K)                10.0%
         15332 Antioch Street
         Pacific Palisades, CA 90272

     Rohit Phansalkar                                            494,768  (L)                 3.4%

     First Hand Capital Management, Inc.                         676,950  (M)                 4.8%
         125 South Market, Suite 1200
         San Jose, CA 95113

     All Directors and Executive Officers as a group           1,621,221                     10.3%





 *      Less than 1%

(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company. Except as noted the addresses for each beneficial owner is 9990 Mesa Rim Road, San Diego, CA 92121.

(B) Includes exercisable options held by Dr. Cheng to acquire 426,515 shares of common stock and exercisable options to acquire 51,486 shares of common stock held as custodian or trustee for minor children, as to which beneficial ownership is disclaimed. Dr. Cheng holds options to acquire 12,632 of our NETsilicon shares at $7.00 per share. On March 7, 2000, Dr. Cheng was granted options to acquire 5,000,000 shares of our Sorrento subsidiary's common stock at $5.45 as the Chairman, CEO and founder of Sorrento.

(C) Includes exercisable options held by Mr. Dixon to acquire 70,000 shares of common stock.

(D) Includes options to acquire 8,750 shares of common stock held by Mr. Arneson that are exercisable within 60 days.

(E) Includes options to acquire 8,750 shares of common stock held by Dr. Li that are exercisable within 60 days. On March 7, 2000, Dr. Li was granted an option to acquire 100,000 shares of our Sorrento subsidiary's common stock at $5.45 per share under its option plan which provided for automatic grants to directors.

(F) Includes options to acquire 8,750 shares of common stock held by Mr. Parsons that are exercisable within 60 days.

(G) Includes shares and options held in the name of Chrysalis Capital Group and exercisable options to acquire 548,336 shares of common stock. Mr. Hecht owns, directly and indirectly, 100% of the outstanding capital stock of Chrysalis Capital Group. Mr. Hecht holds options to acquire 25,000 of our NETsilicon shares at $7.00 per share and 90,000 of our Entrada shares at $3.19 per share. On March 1, 2000, Mr. Hecht was granted an option to acquire 100,000 shares of our Sorrento subsidiary's common stock at $5.45 per share under its option plan which provided for automatic grants to directors.

(H) Includes exercisable options held by Mr. Mason to acquire 100,001 shares of our common stock. On October 1, 2000, Mr. Mason was granted an option to acquire 400,000 shares of our Sorrento subsidiary's common stock at $5.45 per share.

(I) Includes exercisable options held by Mr. Sue to acquire 171,999 shares of common stock. Mr. Sue holds options to acquire 4,421 of our NETsilicon shares at $7.00 per share and 35,000 of our Entrada shares at $3.19 per share. Mr. Sue holds unexercisable options to acquire 50,000 shares of common stock at $49.25 granted under the 2000 Stock Incentive Plan.

(J) Includes exercisable options held by Mr. Jacobson to acquire 150,000 shares of our common stock.

(K) Includes shares and options held in the name of R II Partners, Inc. including exercisable options to acquire 600,000 shares of common stock. Mr. Chadha, our former Chairman and CEO, owns, directly and indirectly, 100% of the outstanding capital stock of R II Partners, Inc. Mr. Chadha holds options to acquire 12,632 of our NETsilicon shares at $7.00 per share and 200,000 of our Entrada shares at $3.19 per share. Does not include 471,937 shares of common stock held by his wife, their two children and RT Investments, Inc., in which shares Mr. Chadha disclaims beneficial ownership. Mr. Chadha has neither investment nor voting power with respect to such shares.

(L) Includes exercisable options held by Mr. Phansalkar to acquire 485,000 shares of common stock. Mr. Phansalkar holds options to acquire 50,000 of our Entrada shares at $3.19 per share. In addition, on March 7, 2000 he was granted options to acquire 100,000 shares of our Sorrento subsidiary's common stock at $5.45 under its option plan for services as an advisory director to it. Mr. Phansalkar was also granted options to acquire 200,000 shares of our shares of common stock in the Sorrento subsidiary at $5.45 by the Board of Directors of Osicom on August 10, 2000 for services rendered. Mr. Phansalkar was a manager, member or partner of entities which hold 1,825,690 shares of the Series A Preferred stock of Sorrento including Andersen Weinroth & Co., LP, ("AW"), Andersen Weinroth Capital Corporation ("AW") and Sorrento Holdings, LLC. Mr. Phansalkar was a manager and is a beneficial owner of FIBR Holdings, LLC which holds 142,692 shares of common stock. Mr. Phansalkar's beneficial ownership of these shares is not determinable at the date of this Proxy Statement due to a dispute with AW.

(M) Represents holdings reported by Firsthand Capital Management, Inc., as of December 31, 2000, reported on Form 13-F, "Quarterly Reports Filed by Institutional Managers".

(N) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at April 20, 2000 plus the unexercised options and warrants detailed above for the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.


Item 13. Certain Relationships and Related Transactions.

         During July, 2000 we agreed to loan $300,000 for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to Mr. Jacobson in connection with accepting employment as our Senior Vice President, Legal. This is a full recourse loan and Mr. Jacobson has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Mr. Jacobson has received $300,000 in advances under this loan agreement for which the interest rate is 6.6%.

         During October, 2000 Mr. Chadha, our former CEO and Chairman, and Mrs. Sharon Chadha, also a former officer, exercised options to acquire 507,388 shares of our common stock through their transferees, RII Partners, Inc. and RT Investments, Inc. Mr. Chadha owns 100% of the outstanding capital of RII Partners, Inc. and Mrs. Chadha owns 100% of the outstanding capital of RT Investments, Inc. Pursuant to Mr. Chadha's separation agreement we loaned the exercise price of $5,034,279 at the applicable federal rate of 6.30% for two years. The loan is fully collateralized by the 507,388 shares of our common stock.

         During fiscal 2001, we entered into employment agreements with Dr. Cheng, Mr. Hecht, Mr. Phansalkar, Mr. Sue, and Mr. Jacobson which provide for loans to the employees to exercise stock options to acquire our common stock and the stock of our subsidiaries including any required tax withholdings due upon exercise. The loans are for a period not to exceed two years at the applicable federal rate, are full recourse and require the pledge of shares issued upon exercise. As of April 30, 2001 no such loans are outstanding.

         During fiscal 2000 we paid $40,000 to Renn Zaphiropoulos, a then director, for management consulting services.

         During fiscal 1998, we made 8% demand loans totaling $165,000 to Chrysalis Capital Group which were repaid with interest in April 1999. The loans were collateralized by 20,408 shares of our common stock. During fiscal 2000 and 1999, we paid $190,070 and $25,000, respectively, in fees to Chrysalis Capital Group for services rendered in connection with various amended loan and security agreements. Leonard Hecht was a director when such transactions occurred and owns, directly and indirectly, 100% of the outstanding capital stock of Chrysalis Capital Group.

         During fiscal 2000 FIBR Holdings, LLC purchased 679,483 unregistered shares of our common stock for $7,500,000. In connection with this placement Humbert B. Powell, III, then a director, received a finder's fee of $300,000. Andersen Weinroth Capital Corp. ("AW") received a placement fee of $300,000 in connection with this placement and Rohit Phansalkar, who subsequently became one of our directors, and later became our Chairman and Chief Executive Officer, was a partner of AW at that time. FIBR Holdings, LLC had the right to nominate one member of the Board of Directors to serve until the annual shareholders' meeting in 2001 and had the right to participate in any stock offering by our Sorrento Subsidiary, to the extent of $7,500,000 subject to certain limitations. Mr. Phansalkar was nominated by AW and joined our Board of Directors on January 6, 2000.

         On March 3, 2000, our Sorrento subsidiary completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Of these shares, 1,467,891 shares were purchased for $8,000,000 pursuant to the previously contracted right of participation by entities in which Mr. Phansalkar was partner or member. In addition, AW received a placement fee of $1,950,000 paid through the issuance by Sorrento of 357,799 shares of its Series A Convertible Preferred Stock. Mr. Phansalkar disclaims beneficial ownership of these shares except to the extent of his beneficial ownership of each entity. In addition, Renn Zaphiropoulos, a former director, purchased 45,872 of these shares for $250,000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits and Consolidated Financial Statement Schedules

        1.        Financial Statements: (see index to financial statements at page F-1)

                  Independent Certified Public Accountants' Reports

                  Consolidated Balance Sheets at January 31, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended
                          January 31, 2001, 2000 and 1999

                  Consolidated Statements Comprehensive Income for the Years
                          Ended January 31, 2001, 2000 and 1999

                  Consolidated Statement of Stockholders' Equity for the Years
                          Ended January 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended
                          January 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements


         2.       Exhibits:

                  2. Stock Purchase Agreement dated as of June 1, 1996 between Osicom and BWA (A)
                  3.1 Restated Certificate of Incorporation dated June 14, 1988 (B)
                  3.2      Amended and Restated By-Laws of Registrant (C)
                  3.3      Series A Preferred Stock Certificate of Designation
                           (D)
                  3.4      Series B Preferred Stock Certificate of Designation
                           (A)
                  3.5      Series C Preferred Stock Certificate of Designation
                           (A)
                  3.6      Series D Preferred Stock Certificate of Designation
                           (E)
                  3.7      Series E Preferred Stock Certificate of Designation -
                           (F)
                  3.8      Series B Preferred Stock Certificate of Designation -
                           (F)
                  3.9 Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 - (G)
                  3.10 Certificate of Amendment to the By-Laws dated January 30, 1998 - (G)
                  3.11 Corrected Certificate of Incorporation of Sorrento Networks, Inc. - filed herewith
                  4.1      1988 Stock Option Plan - (H)
                  4.2 Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan -(G)
                  4.3      1997 Directors Stock Option Plan - (I)
                  4.4      2000 Stock Incentive Plan - (J)
                  4.5      2000 Employee Stock Purchase Plan - (J)
                  4.6 2000 Stock Option/Stock Issuance Plan of Sorrento Networks, Inc. - filed herewith
                  10.1 Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and Modification dated January 31, 1996 (K)
                  10.2 Acquisition Agreement of Rockwell Network Systems, Inc. dated January 31, 1996 (L)
                  10.3 Acquisition Agreement of Digital Products, Inc. dated as of July 1, 1996 (M)

                  10.4 Acquisition Agreement of Cray Communications, Inc. dated as of July 1, 1996 (N)

                  10.5     Agreement dated June 12, 2000 with Par Chadha - (O)

                  10.6     Agreement dated March 3, 2000 with Xin Cheng - (O)

                  10.7     Agreement dated May 22, 2000 with Rohit Phansalkar -
                           (O)

                  10.8     Agreement dated May 22, 2000 with Christopher E. Sue
                           - (O)

                  10.9     Agreement dated August 22, 2000 with Leonard N. Hecht
                           - filed herewith

                  10.10 Agreement dated May 22, 2000 with John A. Mason - filed herewith

                  10.10 Agreement dated July 12, 2000 with Richard L. Jacobson - filed herewith

                  21       Subsidiaries of the Registrant - filed herewith

                  23.1     Consent of BDO Seidman LLP - filed herewith

                  23.2     Consent of Arthur Andersen & Co., L.L.P. - filed
                           herewith
                  ----------------

                  The foregoing are incorporated by reference from the Registrant's filings as indicated:

                  A        Form S-4 dated September 6, 1996
                  B        Form 10-QSB for the quarter ended July 31, 1996
                  C        Form 10-K for the year ended January 31, 1988
                  D        Form 10-K for the year ended January 31, 1993
                  E        Form S-3 dated February 25, 1997
                  F        Form 10-KSB for the year ended January 31, 1997
                  G        Proxy Statement dated December 1, 1999
                  H        Proxy Statement dated May 13, 1988
                  I        Proxy Statement dated November 21, 1997
                  J        Proxy Statement dated December 11, 2000
                  K        Form 10-KSB for year ended January 31, 1996
                  L        Form 8-K dated February 2, 1996
                  M        Form 8-K dated September 12, 1996
                  N        Form 8-K dated September 23, 1996
                  O        Form 10-Q for the quarter ended October 31, 2000
                  --------------------

                  NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.


(b)      Reports on Form 8-K

         November 14, 2000          Record date for distribution of Entrada
                                    Networks, Inc. shares

         March 23, 2001             Private Placement of Common Stock

                            OSICOM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                             ----------
Independent Certified Public Accountants' Reports                                            F-2 to F-3

Consolidated Balance Sheets as of January 31, 2001 and 2000                                      F-4

Consolidated Statements of Operations and Comprehensive Income for the years ended
         January 31, 2001, 2000 and 1999                                                         F-5

Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 2001, 2000 and 1999                                                     F-6 to F-8

Consolidated Statements of Cash Flows for the years ended
         January 31, 2001, 2000 and 1999                                                        F-9

Notes to Consolidated Financial Statements                                                  F-10 to F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Sorrento Networks Corporation


We have audited the accompanying consolidated balance sheets of Sorrento Networks Corporation (a New Jersey corporation) and subsidiaries (the "Company") as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a foreign subsidiary which statements reflect net assets of $1,632,000 as of January 31, 2000 and total revenues of $20,819,000 and $39,039,000 for the years ended January 31, 2000 and 1999, respectively. These amounts are included in the net investment in and results of discontinued operations in the accompanying financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits, and reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended January 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles, in the United States of America.


/s/ BDO Seidman LLP

BDO Seidman LLP
Los Angeles, California
March 2, 2001, except for Note P which is as of March 23, 2001

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


/s/ Arthur Andersen & Co.


Hong Kong,
March 3, 2000

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

================================================================================================================
                                                                          January 31, 2001      January 31, 2000
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                      $   9,965            $ 13,511
     Accounts receivable, net (Notes D, I and R)                                  16,000              11,639
     Inventory, net (Notes B, D and R)                                            14,601              13,004
     Prepaid expenses and other current assets (Note M)                              813               1,503
     Investment in marketable securities (Note B)                                 50,258             168,750
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                     91,637             208,407
-------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET (Notes C, D and E)                                    16,600               5,520
-------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Purchased technology, net (Note B)                                            1,023               1,395
     Capitalized software, net (Note B)                                                -               1,773
     Other assets (Notes A, B and M)                                               2,556               3,337
     Investment in former subsidiary (Note A)                                      1,307               2,833
-------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                        4,886               9,338
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 113,123            $223,265
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term debt (Note D)                                                  $   1,342            $  5,407
     Current maturities of long term debt (Note E)                                   422                 721
     Accounts payable                                                              8,382               6,417
     Accrued liabilities                                                           9,131               5,882
     Other current liabilities                                                       367                 494
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                19,644              18,921
-------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations  (Note E)                             3,819               1,806
Dividends payable (Note A)                                                         1,307                   -
-------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                        24,770              20,727
-------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes F and G)
MINORITY INTEREST
     Preferred stock, 8,954 shares issued and outstanding; liquidation
     preference $48,800 (Note I)                                                  48,620                   -
STOCKHOLDERS' EQUITY (Note H)
     Preferred stock, $.01 par value; liquidation preference $1,353                    1                   1
     Common stock, $.30 par value; 150,000 shares authorized; 12,608 shares issued 12,599 shares outstanding at January 31, 2001;
          11,483 shares issued and 11,474 shares outstanding                       3,782               3,445
          at January 31, 2000
     Additional paid-in capital                                                  114,994             102,418
     Note receivable from option exercise (Note M)                                (5,034)                  -
     Deferred stock compensation                                                    (880)                  -
     Accumulated deficit                                                        (118,010)            (67,771)
     Unrealized gain on maketable securities                                      44,949             164,514
     Treasury stock, at cost; 9 shares at January 31, 2001 and
         January 31, 2000, respectively                                              (69)                (69)
-------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                               39,733             202,538
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 113,123            $223,265
=============================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

=====================================================================================================================
                                                                                  Twelve Months Ended
                                                                                      January 31
                                                                 ----------------------------------------------------
                                                                       2001              2000               1999
---------------------------------------------------------------------------------------------------------------------
NET SALES (Notes B and I)                                         $       44,641       $   68,372        $    58,362
COST OF SALES                                                             31,470           36,590             32,477
---------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                     13,171           31,782             25,885
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                                                17,200           16,914             15,480
     Engineering, research and development                                23,928           11,695              9,778
     General and administrative                                           18,110           12,753             10,315
     Deferred compensation                                                 1,908                -                  -
     Other operating expenses                                              2,440              371                372
---------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                         63,586           41,733             35,945
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                            (50,415)          (9,951)           (10,060)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (CHARGES)
     Investment income                                                     5,507              236                242
     Interest expense                                                       (918)          (1,864)            (1,325)
     Other income (charges)                                                    -               19                 74
     Gain on sale of marketable securities (Note A)                        3,921           13,970                  -
---------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                      8,510           12,361             (1,009)
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                   (41,905)           2,410            (11,069)
PROVISION FOR INCOME TAXES (Note R)                                            -                -                  -
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (41,905)           2,410            (11,069)
LOSS FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX PROVISION OF $-0-, $246, AND $-0-)                     -          (12,419)            (2,319)
ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
     (NET OF INCOME TAX PROVISION OF $-0-, $-0-, AND $-0-)                     -          (11,644)                 -
NET INCOME (LOSS)                                                 $      (41,905)      $  (21,653)       $   (13,388)
=====================================================================================================================
INCOME (LOSS) PER COMMON SHARE (Note L)
     BASIC
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                        11,855            9,631              7,673
         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing operations                                         (3.71)            0.17              (1.69)
             Discontinued operations                                         n/a            (2.50)             (0.30)
---------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE                          $        (3.71)      $    (2.33)       $    (1.99)
=====================================================================================================================
     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                        11,855           10,605              7,673
         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing operations                                         (3.71)            0.15              (1.69)
             Discontinued operations                                         n/a            (2.27)             (0.30)
---------------------------------------------------------------------------------------------------------------------
DILUTED NET INCOME (LOSS) PER COMMON SHARE                        $        (3.71)      $    (2.12)       $     (1.99)
=====================================================================================================================
COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF
     THE FOLLOWING:
         Net income (loss)                                        $      (41,905)      $  (21,653)       $   (13,388)
         Unrealized gains (losses) from marketable securities:
           Unrealized holding gains (losses) arising during the
             period                                                     (123,486)         164,514                  -
           Reclassification adjustment for gains included in
             net income                                                    3,921                -                  -
---------------------------------------------------------------------------------------------------------------------
NET COMPREHENSIVE INCOME (LOSS)                                   $     (161,470)      $  142,861        $   (13,388)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 2001

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

=============================================================================================================================
                                             COMMON                  PREFERRED             ADDITIONAL         NOTES
                                             STOCK                     STOCK                PAID IN        RECEIVABLE
                                       Shares     Amount          Shares    Amount          CAPITAL          OPTIONS
----------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 2000                  11,483    $ 3,445               5    $    1        $ 102,418       $       -

Preferred stock conversions
     (Note H)                             167         50              (3)       -               (50)

Stock option and
     warrant exercises
     (Notes I, J and M)                   919        276                                      8,619          (5,034)

Unrealized losses on
     available for sale
     securities (Note B)

Deferred stock compensation
     of subsidiary (Note B)                                                                   2,788

Amortization of deferred stock
     compensation (Note B)

Distribution of shares of
     subsidiary (Note A)

Deemed dividend
     (Note I)

Dividends paid (Note H)                    39         11                                      1,219

Net loss

----------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2001                  12,608    $ 3,782               2    $    1        $ 114,994       $  (5,034)
======================================================================================================================


=======================================================================================================================
                                      DEFERRED                         TREASURY             ACCUMULATED      TOTAL
                                        STOCK      ACCUMULATED           STOCK               UNREALIZED  STOCKHOLDERS'
                                    COMPENSATION     DEFICIT     Shares          Amount         GAIN        EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 2000                $      -     $ (67,771)      9              $   (69)    $ 164,514   $ 202,538

Preferred stock conversions
     (Note H)                                                                                                    -

Stock option and
     warrant exercises
     (Notes I, J and M)                                                                                      3,861

Unrealized losses on
     available for sale
     securities (Note B)                                                                      (119,565)   (119,565)

Deferred stock compensation
     of subsidiary (Note B)            (2,788)                                                                   0

Amortization of deferred stock
     compensation (Note B)              1,908                                                                1,908

Distribution of shares of
     subsidiary (Note A)                             (5,122)                                                (5,122)

Deemed dividend
     (Note I)                                        (1,982)                                                (1,982)

Dividends paid (Note H)                              (1,230)                                                     -

Net loss                                            (41,905)                                               (41,905)

-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2001                $   (880)    $(118,010)      9              $   (69)    $  44,949   $  39,733
=======================================================================================================================



See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 2000

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)



========================================================================================================================
                                       COMMON             PREFERRED           ADDITIONAL                    TREASURY
                                       STOCK                STOCK               PAID IN    ACCUMULATED       STOCK
                                  Shares    Amount      Shares    Amount        CAPITAL      DEFICIT     Shares   Amount
------------------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1999             8,924   $  2,677       12        $  1       $ 85,183     $(48,479)     80      $(524)
Common stock placements,
     net (Note I)                   679        204                               6,658
Preferred stock conversions
     (Note H)                     1,048        314       (7)          -           (314)
Stock option and
warrant exercises
     (Note I and J)                 820        246                               8,298                  (16)      119
Expenses paid with stock
     issuances (Note I)               3          1                                  58                  (75)      489
Costs attributed to
     stock issuances                                                               (81)
Treasury stock purchases                                                                                 20      (153)
Unrealized gains on
     available for sale
     securities (Note B)
Pre-acquisition deficit
     and additional paid in
     capital reltaed to former
     subsidiary (Note A)                                                         2,433        3,028
Deemed dividend
     (Note H)                                                                      103         (103)
Dividends paid (Note H)               9          3                                  80         (564)
Net loss                                                                                    (21,653)
------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2000            11,483   $  3,445        5        $  1       $102,418     $(67,771)      9    $  (69)
========================================================================================================================




===========================================================================
                                       ACCUMULATED               TOTAL
                                        UNREALIZED           STOCKHOLDERS'
                                           GAIN                 EQUITY
---------------------------------------------------------------------------
Balance at
     January 31, 1999                  $       -             $   38,858
Common stock placements,
     (Note I)                                  -                  6,862
Preferred stock conversions
     net (Note H)                              -                      -
Stock option and
warrant exercises
     (Note I and J)                                               8,663
Expenses paid with stock
     issuances (Note I)                        -                    548
Costs attributed to
     stock issuances                           -                    (81)
Treasury stock purchases                       -                   (153)
Unrealized gains on
     available for sale
     securities (Note B)                  164,514               164,514
Pre-acquisition deficit
     and additional paid in
     capital reltaed to former
     subsidiary (Note A)                                          5,461
Deemed dividend
     (Note H)                                   -                     -
Dividends paid (Note H)                         -                  (481)
Net loss                                        -               (21,653)
---------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2000                   $ 164,514           $   202,538
===========================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 1999

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

==============================================================================================================
                                       COMMON              PREFERRED           ADDITIONAL
                                       STOCK                 STOCK              PAID IN       ACCUMULATED
                                  Shares   Amount    Shares         Amount      CAPITAL         DEFICIT
--------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1998              6,896  $2,069         6          $   1     $  74,003      $  (33,331)
Common stock placements,
     net (Note I)                    636     191                                  1,798
Preferred stock placements,
     net (Note H)                                        8              1         7,419
Preferred stock conversions
     (Note H)                      1,133     340        (2)            (1)         (339)
Debenture conversions
     (Note I)                        143      43                                    367
Stock option exercises (Note J)       20       6                                    142
Stock issued in connection
     with acquisitions
     (Note I)                         50      15                                    (15)
Expenses paid with stock
     issuances (Note I)               46      13                                    399
Costs attributed to
     stock issuances                                                                (86)
Cashless option exercises                                                          (265)
Treasury stock purchases
Deemed dividend
     (Note H)                                                                     1,760          (1,760)
Net loss                                                                                        (13,388)
--------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1999              8,924  $2,677        12          $   1     $  85,183      $  (48,479)
==============================================================================================================

======================================================================================
                                            TREASURY                       TOTAL
                                             STOCK                    STOCKHOLDERS'
                                     Shares        Amount                EQUITY
--------------------------------------------------------------------------------------
Balance at
     January 31, 1998                  3         $ (22)                $ 42,720
Common stock placements,
     net (Note I)                                                         1,989
Preferred stock placements,
     net (Note H)                                                         7,420
Preferred stock conversions
     (Note H)                                                                 -
Debenture conversions
     (Note I)                                                               410
Stock option exercises (Note J)                                             148
Stock issued in connection
     with acquisitions
     (Note I)                                                                 -
Expenses paid with stock
     issuances (Note I)               (8)            67                     479
Costs attributed to
     stock issuances                                                        (86)
Cashless option exercises                                                  (265)
Treasury stock purchases              85           (569)                   (569)
Deemed dividend
     (Note H)                                                                 -
Net loss                                                                (13,388)
--------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 1999                 80         $ (524)               $ 38,858
======================================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


======================================================================================================================
                                                                                       Year Ended January 31,
                                                                                --------------------------------------
                                                                                    2001          2000        1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) from continuing operations                             $  (41,905)   $    2,410   $  (11,069)
----------------------------------------------------------------------------------------------------------------------
       Adjustments to reconcile net loss to net cash used in
            operating activities:
                 Intangible assets valuation allowances (Note B)                       435         1,742            -
                 Depreciation and amortization                                       4,386         4,624        3,274
                 Accounts receivable and inventory reserves                          6,347         2,674        2,364
                 Expenses paid through issuances of securities                           -           548          479
                 Gain on sale of marketable securitites                             (7,622)      (13,970)           -
                 Deferred and other stock compensation (Note B)                      1,908             -            -
            Changes in assets and liabilities net of effects of business entity divestitures:
                      Increase in accounts receivable                              (15,597)         (839)      (5,592)
                      Increase in inventories                                      (11,201)       (3,963)        (869)
                      (Increase) decrease in other current assets                    1,191        (1,196)         300
                      Increase in accounts payable                                   4,951         1,942          199
                      Increase in accrued expenses                                   5,303         3,729           18
                      Increase (decrease) in other current liabilities                 122          (437)         129
----------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (51,682)       (2,736)     (10,767)
----------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                 -           953        7,398
----------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (51,682)       (1,783)      (3,369)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                          (14,413)       (2,133)      (1,614)
       Software development costs (Note B)                                               -          (886)      (2,048)
       Cash received from sale of marketable securities and other investments
         (Notes A and B)                                                            13,393        13,717            -
       Expenditures for investments                                                 (7,111)            -            -
       Purchase of other assets (Note B)                                                 -        (3,597)        (656)
       Other receivables (Notes M and N)                                             2,621           557        1,443
       Cash of former subsidiary (Note A)                                           (6,961)            -            -
       Advances to affiliates, net of repayments (Note A)                                -        (3,371)          97
       Investing acitivities of discontinued operations                                  -        (5,519)        (952)
----------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                  (12,471)       (1,232)      (3,730)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from short-term debt, net of repayments (Note D)                       (56)         (690)         873
       Proceeds from long-term debt (Note E)                                         2,412           988          362
       Repayment of long-term debt (Note E)                                            (99)         (266)         (89)
       Proceeds from convertible preferred stock issued by subsidiary (Note I)      46,638             -            -
       Proceeds from convertible preferred stock (Note H)                                -             -        7,420
       Proceeds from common stock issued by subsidiary (Note I)                      7,851             -            -
       Proceeds from common stock (Note I)                                               -         6,862        1,989
       Proceeds from stock option and warrant exercises (Notes H, I and J)           3,861         8,165          148
       Dividends paid                                                                    -          (481)           -
       Treasury stock purchases                                                          -          (153)        (569)
       Other                                                                             -           (81)         (86)
       Financing activities of discontinued operations                                   -        (1,298)        (891)
----------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               60,607        13,046        9,157
----------------------------------------------------------------------------------------------------------------------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                     (3,546)       10,031        2,058
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     13,511         3,480        1,422
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $    9,965    $   13,511   $    3,480
======================================================================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California, Santa Monica, California and Fremont, California. In addition, we have various sales offices located in the United States and Europe. Our former subsidiary, Entrada Networks is located in San Diego, California. Our former subsidiary, NETsilicon, Inc., is located in Waltham, Massachusetts. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

         The accompanying consolidated financial statements are the responsibility of the management of the Company.


A. THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

         The Company, incorporated in New Jersey on July 7, 1981 as Osicom Technologies, Inc., operates as a holding company for its various subsidiaries and their divisions, more fully described below. The companies and assets acquired have been integrated in accordance with product lines: Sorrento Networks (regional and metropolitan optical networking products), Meret Optical (distance extension networking equipment), Entrada Networks (storage area networks as well as remote access and internetworking equipment), and NETsilicon, Inc. (formerly Embedded Networking Solution products). For reference purposes acquired businesses have been identified by legal entity, which is not indicative of our operational integration.

         Sorrento Networks - This segment consists of Sorrento Networks, Inc. ("Sorrento"). Sorrento develops and markets end-to-end intelligent optical networking solutions for regional and metropolitan applications.

         Meret Optical - This segment consists of Meret Communications, Inc. ("Meret" doing business as Meret Optical Communications), and Sciteq Communications, Inc. ("Sciteq"). Meret designs, manufactures, and markets distance extension networking equipment. Sciteq designs and markets products based on radio frequency synthesis technologies.

         Entrada Networks - This segment consisted of Osicom Technologies, a Delaware corporation (formerly known as Cray Communications, Inc., "Cray"), Rockwell Network Systems ("RNS", a division of Cray), and Distributed Systems International, Inc. ("DSI"). Entrada Networks develops, manufactures and markets an extensive range of communications products and systems for storage area networks, remote access and internetworking markets. On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc. ("Sync"), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions and Entrada's issuance of additional shares to outside investors in connection with the merger we owned 48.9% of Entrada Networks. Accordingly , the accompanying financial statements reflect the results of operations of Entrada through August 31, 2000.

         Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our Entrada shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to January 31, 2001 we distributed 20,182 of our Entrada shares upon the exercise of options and as of January 31, 2001 have reserved 1,080,283 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

         The remaining 1,132,253 Entrada shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on Nasdaq, is a separate element of stockholders' equity and is included in the computation of comprehensive income. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

         NETsilicon - This segment consists of NETsilicon, Inc. ("NSI"). On September 15, 1999 NSI completed an initial public offering in which 6,037,500 shares of its common stock were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22,249 and we received net proceeds of $15,382. In addition, NSI repaid advances due us of $5,884. In connection with the initial public offering by NSI our remaining 55.4% interest became non-voting shares. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on Nasdaq, reported as a separate element of stockholders' equity and is included in the computation of comprehensive income.

         In October 2000, we sold 350,000 shares of our investment in NSI for $4,219. The purchasers had the right to receive additional NSI shares from us if the three day average high for the NSI common stock, as quoted on Nasdaq, at December 31, 2000 is less than the price paid to us by the purchasers but not less than $8.00 per share. We issued an additional 177,344 shares of NSI to the purchasers, reducing the price per share we received to $8.00 per share. Our former Chairman and CEO purchased 100,000 of these shares of NSI for $1,164 and received an additional 45,546 shares pursuant to the price protection provision. As a result of this transaction, our remaining interest is approximately 7.0 million shares of NSI, or 50.6% as of January 31, 2001, and continues to be accounted for as a marked-to-market security. More information concerning NSI is available in its public filings with the Securities and Exchange Commission.

         Discontinued Operations - Our Far East business unit, consisting of Uni Precision Industrial Limited ("Uni"), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 of a plan to sell this division. As of January 31, 2000, we sold Uni to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to Uni and a $3,000 non-voting redeemable preferred security. This security has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets disposed and amounts due from the purchasers, at their expected realizable values, are included in other assets in the accompanying balance sheets. During the year ended January 31, 2001 we received payments of $819. Due to the continuing economic downturn in Asia and the decline in the value of marketable securities held as collateral from the purchasers, we recorded a $700 reserve against the remaining balance due of $1,688.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


         During the year ended January 31, 2000, we recorded a reduction to the estimated realizable value of the net assets of this discontinued operation of $11,644 which has been separately presented as the estimated loss on the disposal of discontinued operations in the accompanying income statement. Net assets of discontinued operations at January 31, 2000 consist of:

                                                                                         2000
                                                                                         ----
                  Cash                                                                $   398
                  Accounts receivable, net                                              2,862
                  Inventory, net                                                        2,135
                  Other current assets                                                    367
                  Property, plant and equipment, net                                    7,962
                  Excess cost over net assets acquired                                      -
                  Other non-current assets                                                342
                                                                                      -------
                      Total assets                                                     14,066
                                                                                      -------
                  Accounts payable and other current liabilities                        4,444
                  Short-term debt                                                         791
                  Long-term debt, current portion                                         448
                  Long-term debt, non-current portion                                     918
                  Deferred income taxes                                                     -
                  Intercompany payable                                                  5,833
                                                                                      -------
                      Total liabilities                                                12,434
                      Net assets to be disposed of                                      1,632
                  Less: valuation adjustment                                           (1,632)
                                                                                      -------
                                                                                          -
                  Recoverable receivable                                                2,833
                                                                                      -------
                      Due from disposal of  discontinued operations                   $ 2,833
                                                                                      =======



         Operating results of this discontinued operation for the years ended January 31, 2000 and 1999 are shown separately in the accompanying income statement. The operating results of this discontinued operation for the years ended January 31, 2000 and 1999 consist of:

                                                                         2000             1999
                                                                       --------          ------- ----
                  Net sales                                           $ 20,819          $39,039
                  Gross profit                                           5,022            9,156
                  Income (loss) from operations                        (11,948)          (1,876)
                  Net income (loss)                                    (12,419)          (2,319)



         Cash flows of this discontinued operation for the years ended January 31, 2000 and 1999 are shown separately in the accompanying statement of cash flows. The cash flows provided by (used in) this discontinued operation for the years ended January 31, 2000 and 1999 consist of:

                                                                       2000              1999
                                                                      --------         --------
                  Operating activities                                $   953           $7,398
                  Investing activities                                 (5,519)            (952)
                  Financing activities                                 (1,298)            (891)


SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The balance sheets and the consolidated statement of operations for the years ended January 31, 2001 and 2000 and the consolidated statement of operations for the year ended January 31, 1999 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances. The consolidated statement of operations for the year ended January 31, 2001 includes the results of Entrada through August 31, 2000 after which date we no longer controlled Entrada. The consolidated statement of operations for the year ended January 31, 2000 includes the results of NSI through September 15, 1999 after which date we no longer controlled NSI. (See Note A). The consolidated group is referred to individually and collectively as the "Company," "We," "Our," or "Us".

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

         Cash and Cash Equivalents - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

         Accounts and Notes Receivable - In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. For some of the customers of our optical networking products payment is required within 180 days from the date of shipment and at January 31, 2001 $3,281 of net receivables are due within 180 days. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis.

         Allowance for Doubtful Accounts - We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. We generally do not require collateral from our customers.

         Inventory - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2001 and 2000 consist of:


                                                                      2001              2000
                                                                    -------            ------
                  Raw material                                      $10,201           $ 9,024
                  Work in process                                     4,310             3,677
                  Spare parts                                             -               141
                  Finished goods                                      2,882             4,232
                                                                    -------           -------
                                                                     17,393            17,074
                  Less: Valuation reserve                            (2,792)           (4,070)
                                                                    -------           -------
                                                                    $14,601           $13,004
                                                                    =======           =======

         Marketable Securities - Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At January 31, 2001, and 2000 marketable securities were as follows:

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


                                                   Cost            Unrealized Gains        Market Value
                                                   ----            ----------------        ------------
         January 31, 2001:
                  NETsilicon                      $3,938                  $42,303             $46,241
                  Entrada                          1,371                    2,646               4,017
                                                  ------                  -------             -------
                                                  $5,309                  $44,949             $50,258
                                                  ======                  =======             =======

         January 31, 2000:
                  NETsilicon                      $4,236                 $164,514            $168,750
                                                  ------                 --------            --------
                                                  $4,236                 $164,514            $168,750
                                                  ======                 ========            ========




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

         Software Development - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2001, 2000 and 1999 was $1,046, $1,841 and $865,
respectively, over 3 to 5 years. Accumulated amortization was $398 and $1,125 as of January 31, 2001 and 2000, respectively.

         The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. During the quarters ended April 30, 2000 and January 31, 2000 we recorded reductions to the net book value of our capitalized software development costs of $435 and $1,742, respectively, recorded as engineering expense, to reflect the decline in the net realizable value of these assets as a result of changing market conditions.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         Purchased Technology - Technology assets were acquired in connection with the acquisition of Sciteq. These assets were analyzed during and after the close of the acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $1,623 and $1,251 at January 31, 2001 and 2000, respectively.

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

         Other investments - Other investments, included in other assets, include non-marketable securities held in other companies including a privately held competitive local exchange carrier. During the fourth quarter of fiscal 2000 we exchanged $3,000 of trade receivables due us from this customer for 333,334 shares of its convertible preferred stock, a 5.9% equity interest on a fully diluted basis. These shares were entitled to a cumulative preferred dividend of $240 per year, were entitled to nominate one member to the customer's board of directors, vote as part of single class for one member of its board of directors and were convertible into 333,334 shares of its common stock. During March and September 2000 we purchased an additional 269,608 shares of this customer's convertible preferred stock for $3,235, bringing our equity interest on a fully diluted basis to 9.7%. These shares were entitled to a cumulative preferred dividend of $259 per year and are convertible into 269,608 shares of its common stock.

         In November 2000, we sold all our shares for $9,937 and $320 in accumulated, unpaid dividends. Of the total $10,257 due from the purchaser, approximately 7.7% or $787 is held in a segregated escrow account for one year. The gain of $3,701 on the sale of the shares is included in investment income in the accompanying income statement.

         During the years ended January 31, 2001 and 2000 we made sales of $ 5,746 and $5,496 respectively, to this customer under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $5,971, including deployment expenses of $210, during fiscal 2001 for this customer which was paid in full including accrued interest during January 2001. We financed $3,328 of receivables, including deployment expenses of $120, during fiscal 2000 for this customer and $3,000 of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344,000 was paid in cash.

         Revenue Recognition - We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

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

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. The adoption of this policy had no effect on our financial position or results of operations.

         Warranty and Customer Support - We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

         Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note K).

         Advertising - We expense advertising expenditures as incurred. Advertising expenses consist of allowances given to customers as well as direct expenditures.

         Income and Loss Per Common Share - Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 2001 and 1999 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-3 stock split effective July 24, 1998. (See Note L).

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

         Stock-Based Compensation - We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

acquire the stock. The amount of deferred stock compensation appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the fiscal year ended January 31, 2001 we amortized $1,724 of the total $2,604 initially recorded for deferred stock compensation. (See Note J).

         For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Tax Force
(EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento Networks subsidiary granted by it to its consultants; during the fiscal year ended January 31, 2001 we recorded $184 for options granted to consultants. (See Note
J).

         The FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

         Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes standards for accounting for derivatives and hedging instruments of which we currently have none. We do not expect the adoption of SFAS No. 133 to have a material effect, if any, on our financial position or results of operations.

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

C. PROPERTY AND EQUIPMENT

         Property and equipment of the Company consisted of the following components as of January 31, 2001 and 2000:


                                                                                        2001             2000
                                                                                        ----             ----
                  Manufacturing, engineering and plant equipment and software         $13,884         $ 20,397
                  Office furniture and fixtures                                         2,717            1,936
                  Land and building                                                     6,650            1,779
                  Leasehold and building improvements                                   1,186              919
                                                                                      -------         --------
                    Total property and equipment                                       24,437           25,031
                  Less: Accumulated depreciation                                       (7,837)         (19,511)
                                                                                      -------         --------
                    Net book value                                                    $16,600         $  5,520
                                                                                      =======         ========

         Depreciation expense for fiscal 2001, 2000 and 1999 was $3,404, $2,413 and $2,038, respectively.

D. SHORT TERM DEBT

         Short term debt at January 31, 2001 and 2000 consisted of the following:


                                                                                        2001              2000
                                                                                        ----              ----
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of Meret; weighted
                    average interest rate for the year ended January 31, 2001
                    was 18.3%                                                          $1,342           $3,143
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of Entrada; weighted average
                    interest rate for the period ended August 31, 2000 was 13.6%          -              2,264
                                                                                       ------           ------
                                                                                       $1,342           $5,407
                                                                                       ======           ======


         Meret has a line of credit of $8,000 from Coast Business Credit ("Coast"); the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. We have guaranteed this line to the extent of $1,000. This line of credit provides for interest at 2.5% over the bank's prime rate but not less than 8% (12.0% at January 31, 2001) with a minimum monthly interest of $20. In addition, we issued to Coast warrants to purchase shares of our common stock at the then market prices at funding: 3,334 shares of our common stock at $10.02 per share and 13,334 shares of our common stock at $15.94 which were exercised during June 2000. (See Note I). Advances are limited to 80% of eligible accounts receivable and 40% of eligible inventory limited to $2,000; this line also provides for a $500 letter of credit sub-line. The agreement automatically renews for successive one year terms on a continuous basis at February 1st of each year unless terminated by written notice of either party or by default. Additionally, the agreement provides for term loans more fully described in Note E. The highest amount outstanding was $3,001 and $4,838 during fiscal years 2001 and 2000, respectively. The average amount outstanding was $1,419 and $3,274 during fiscal years 2001 and 2000, respectively.

         Entrada had a line of credit of $7,000 from Coast; the line of credit is collateralized by substantially all the assets of Entrada and guaranteed by us. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 12.0% at August 31, 2000. The agreement automatically renewed for successive one-year terms on a continuous basis at February 1st of each year unless terminated by written notice of either party or by default. The highest and average amounts outstanding were $4,011 and $3,061 during the period ended August 31, 2000.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

The highest and average amounts outstanding were $5,283 and $4,156 during the year ended January 31, 2000. On March 1, 2001, Entrada replaced the outstanding debt with Coast with a line of credit from another lender and we were released from our guarantee.

         NSI, prior to its IPO, had a line of credit of $5,000 from Coast; the line of credit was collateralized by substantially all the assets of NSI. Advances were limited to 80% of eligible receivables and 45% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8%; the interest rate on the line of credit was 10.75% at September 15, 1999. The agreement expires February 1, 2001. NSI reduced its borrowings under this line of credit to $1,000 with a portion of the proceeds of its initial public offering. The highest and average amounts outstanding were $4,021 and $3,314 during the period ended September 15, 1999.

         We had a revolving demand loan agreement with Banca di Roma which provided for interest at 1% above the bank's base lending rate, which was 8.75%, at April 30, 1999 when the loan was paid in full. The line of credit was collateralized by accounts receivable and personally guaranteed by one of our directors. The highest amount and average amount outstanding were $38 and $9 during the year ended January 31, 2000.

         We had a $2,500 short term loan from a group of private investors with interest at 1.25% per month and a loan fee of $250 which was due August 31, 1999 and September 30, 1999. Principal of $1,400 and the loan fee was repaid during August and September, 1999. The remaining balance of $1,100 was converted into 125,000 shares of common stock on September 30, 1999 through the exercise of a warrant.

         The Company is in compliance with its debt covenants at January 31, 2001.

E. LONG TERM DEBT

         Long term debt at January 31, 2001 and 2000 consisted of the following:


                                                                                        2001             2000
                                                                                        ----             ----

                  Variable rate 30 year mortgage note payable (5.5% over
                    LIBOR rate); interest rate at January 31, 2001 was 12.3%           $1,296           $1,303
                  Fixed rate 30 year mortgage note payable;
                    interest rate at January 31, 2001 was 7.6%                          2,410                -
                  Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Meret;
                    interest rate for year ended January 31, 2001 was 11.5%                 -              225
                  Floating interest rate term loans (2.5% over Coast's prime rate) secured by machinery and equipment of Cray;
                    interest rate for year ended August 31, 2000 was 11.0%                  -              345
                  Obligations under finance leases (See Note F)                           535              654
                                                                                       ------           ------
                                                                                        4,241            2,527
                  Less: Current portion                                                   422              721
                                                                                       ------           ------
                                                                                       $3,819           $1,806
                                                                                       ======           ======



         On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, adjusted bi-annually. Monthly principal and interest payments are $14. The interest rate at January 31, 2001 was 12.3%. Net book value of the property securing this mortgage was $1,623 and $1,653 at January 31, 2001 and 2000, respectively.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------



         In October 2000, we completed our purchase of a 41,000 square foot facility immediately adjacent to our existing San Diego, California facility. The purchase price was $4,805 including the assumption of existing indebtedness of $2,417. Monthly principal and interest payments are $18 and at the end of the 30 year term on January 1, 2010 the remaining balance of $2,109 is due. The loan has a fixed interest rate of 7.6%. Net book value of the property securing this mortgage was $5,411 at January 31, 2001.

         Long term debt including capitalized leases at January 31, 2001 is payable by year as follows:

                  2002                                             $  422
                  2003                                                143
                  2004                                                 79
                  2005                                                 43
                  2006                                                 47
                  2007 and later                                    3,507
                                                                   ------
                                                                   $4,241
                                                                   ======


F. LEASES AND OTHER COMMITMENTS

         Rental expense under operating leases was $1,277, $1,533 and $1,733 for the years ended January 31, 2001, 2000 and 1999, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2001:


                                                            Capital        Operating
                                                            Leases          Leases
                                                            ------          ------
                  2002                                       $422           $1,149
                  2003                                        117            1,182
                  2004                                         42            1,227
                  2005                                          -            1,211
                  2006                                          -              270
                                                             ----           ------
                                                             $581           $5,039
                                                                           =======
                  Less: Amount representing interest          (46)
                                                             ----
                  Present value of minimum annual rentals    $535
                                                             ====


         The net book value of equipment under capital leases was $714 and $734 at January 31, 2001 and 2000, respectively.

         We currently reimburse Entrada on a prorata basis for space in its San Diego facility utilized by Meret. During the five months ended January 31, 2001 we paid $15 to Entrada under this month to month agreement.

         We have an employment agreement with Xin Cheng, our Chairman and Chief Executive Officer, ending March 2002, which provides for a salary of $250 per year and a bonus equal to two year's base salary payable at the end of the contract. The agreement may be terminated for cause, however, should Dr. Cheng be terminated without cause he will receive a continuation of his salary and benefits for two years and he is required to provide consulting services to us during that period.

         We entered into a two year employment contract with Rohit Phansalkar, our immediate past Chairman and Chief Executive Officer ending May 2002, which provides for a salary of $250 per year. He resigned as our CEO in September 2000, in order that the CEO of our Sorrento subsidiary, Dr. Xin Cheng, became our CEO and

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Chairman of the Board. His contract requires us to continue his salary and benefits for two years, during which he is available to provide consulting services to us.

         Four of our officers, an employee and consultant have two year employment agreements ending in May, July and August 2002, which provide for salaries totaling $1,096 per year. These contracts may be terminated for cause. However, should any of these individuals be terminated without cause or resign in certain circumstances they will receive a continuation of their salary and benefits for two years, and they are required to provide consulting services to us during that period. In addition, these agreements provide for loans to exercise previously granted stock options to acquire our common stock and the stock of our subsidiaries including any required tax withholdings due upon exercise. The loans are for a period not to exceed two years at the then applicable federal rate, are full recourse and require the pledge of shares issued upon exercise. No amounts have been loaned to these persons to date.

         Under the terms of a purchase agreement as of May 31, 1995, we were obligated to pay the seller additional cash consideration equal to a percentage of net revenues in excess of $5,000 within a post-closing year derived from the sales of the acquired product line, for each of the five years subsequent to the acquisition date or through May 31, 2000. No liabilities related to this additional consideration were incurred as the target net revenues were not met.

G. LITIGATION

         On November 6, 2000, the court granted final approval to the settlement of the consolidated shareholder class actions pending in Federal district court in Los Angeles against us and certain present and former officers, and dismissed the actions against all defendants with prejudice. The settlement, which was entered into without any admission of liability by any of the defendants, provided for an aggregate cash payment to class members of $3,750, plus accrued interest from September 1, 2000, if any, less approved attorneys' fees and related expenses. The settlement was funded by our insurance carrier, and did not have a material adverse effect on our financial position or results of operations.

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


H. STOCKHOLDERS' EQUITY

         The Company is authorized to issue the following shares of stock:
                  150,000,000 shares of Common Stock ($.30 par value)
                  2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:
                      2,500 shares of Preferred Stock, Series A 1,000 shares of Preferred Stock, Series B 10,000 shares of Preferred Stock, Series C 3,000 shares of Preferred Stock, Series D 1,000,000 shares of Preferred Stock, Series E

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         The Company has outstanding the following shares of preferred stock:



                                                  Shares                Par        Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       ----------
                  Series D                        $1,353                $1           $1,353
                                                  ------                --           ------
                                                  $1,353                $1           $1,353
                                                  ======                ==           ======



         The Series A preferred stock was issued in August, 1992 in exchange for $2,500 of trade debt. The Series A preferred stock accrued cumulative dividends at 6% and was convertible into common stock (i) at the option of the holder at the market price of our common stock provided the market price equals or exceeds $202.50, and (ii) at our option at 110% of the market price our common stock. These shares of preferred stock were redeemable at our option at $1,000 per share. During October 2000 we elected to convert all the outstanding Series A shares and during November 2000 we issued 80,276 shares of our common stock in conversion of the preferred shares and 39,509 shares of our common stock in payment of the accrued, unpaid dividends of $1,230.

         We issued 274,888 shares of our common stock in complete conversion of our Series B preferred stock, which was issued in January 1997, during the year ended January 31, 1999.

         In May 1998, we issued 8,000 shares of our Series C preferred stock with a $1 liquidation value receiving net proceeds of $7,420. These Series C preferred shares, as revised, did not bear dividends and were not entitled to vote. Each share of Series C preferred stock was convertible into common shares beginning 90 days from issuance. The conversion price was the lesser of (i) 86% of the average of the three lowest closing bid prices for our common stock during the 22 trading days immediately prior to conversion, and (ii) $5.81 (the average closing bid price for our common stock for the 22 trading days immediately prior to November 10, 1998). We had the right to redeem any outstanding Series C preferred shares at 116.28% of face value if the average closing bid price for our common stock was less than $10.50 during any consecutive ten trading days. We issued 857,766 shares of our common stock in conversions of 1,945 shares of the Series C preferred stock during the year ended January 31, 1999.

         We recorded a deemed dividend of $1,459 during the quarters ended July 31 and October 31, 1998 with respect to our Series C preferred stock. This amount represents the difference between the liquidation value of the Series C preferred stock and the estimated market value of the common shares issuable upon conversion as of the issue date of the Series C preferred shares assuming that all such shares were convertible beginning 90 days from issuance. We also paid dividends in cash of $481 during the year ended January 31, 2000 with respect to the Series C preferred stock.

         In November, 1998, we assigned to an unrelated third party the right to redeem 2,000 shares of the Series C preferred stock. The assignee redeemed the shares for $2,500. In consideration for the assignee's acceptance of new terms with respect to conversion and other features of the Series C preferred stock, we issued an additional 500 shares of Series C preferred stock to the assignee and three year warrants exercisable at $10.66 to acquire 70,000 shares of common stock. The modified Series C stock is convertible at the lesser of (i) 86% of the average closing bid price for the common stock for the five days prior to conversion, and (ii) $8.528. After registration of the underlying common stock the Series C preferred stock is convertible at multiple intervals over 150 days. The remaining 355 shares of Series C preferred stock held by the redeemed shareholder were modified to provide for a fixed conversion price of $5.81 and received a three year warrant exercisable at $10.66 to acquire 20,000 shares of common stock. The Series C shares were converted during August 1999 and the warrant was exercised during January, 2000 for which we received net proceeds of $213.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

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

         During January 2001, we issued 86,464 shares of our common stock in conversion of 1,500 shares of our Series D preferred stock. The remaining 1,353 shares of our non-voting, non-dividend bearing Series D preferred stock are being held in escrow pending resolution of acquisition contingencies including liabilities related to funding deficits related to a terminated defined benefit pension plan of Entrada. Payments by the seller towards these liabilities will have no effect on our financial results and payments, if any, by us will reduce the face value of the preferred stock. Each share of Series D preferred stock is convertible into common stock at the then market value and we have the right to redeem the shares prior to conversion for 100% of their conversion value.


I.       OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         Stock Split - In July, 1998, approval was granted for a one for three reverse stock split effective July 24, 1998. The effect this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

         Private Placements - Immediately prior to its merger with Sync Research our Entrada subsidiary completed a private placement of 2,431,818 of its common shares receiving net proceeds of $7,851. We purchased 1,001,818 of these shares for $3,306. (See Note A).

         On March 3, 2000, our Sorrento subsidiary completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638 from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 in this placement.

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. Since Sorrento did not complete a $50,000 public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. If such a request is made in writing, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available to

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


such a redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the year ended January 31, 2001 we recorded a deemed dividend of $1,982 with respect to the Sorrento Series A shares.

         Subsequent to the sale by our Sorrento subsidiary of these shares we made sales to subsidiaries of two of the purchasers. We made sales of $3,364, including deferred revenue, to the subsidiaries of the purchaser of 33.8% of the shares of which $3,281 was outstanding at January 31, 2001 under 180 days terms. We made sales of $4,781 to the subsidiaries of the purchaser of 6.2% of the shares of which $2,496 was outstanding at January 31, 2001.

         In December, 1999 we issued 679,483 unregistered shares of common stock receiving net proceeds of $6,862. In connection with this placement one of our then outside directors received a finder's fee of $300. In addition, we paid a $300 finders fee to an entity in which our immediate past Chairman and CEO, who was not a director at the time, was an officer. The holder had the right to request us to register their shares upon the earlier of December 1, 2000 or the disposition of substantially all of our NSI shares. The holder had the right to nominate one member of the Board of Directors to serve until the next annual shareholders' meeting and had the right to participate in any stock offering by Sorrento to the extent of $7,500 subject to certain limitations. Our immediate past Chairman and CEO was the purchaser's appointee to our Board of Directors.

         In April 1998, we issued 203,998 unregistered shares of common stock receiving net proceeds of $1,989. The holders had the right to request additional shares to be issued by the Company to the extent that 86% of the ten day average trading price of the originally issued shares is below $9.80 per share at the time of the request; such request may be made only once with respect to each original share which had been continuously held by the original holder from the original issue date. The Company issued 431,950 common shares during the year ended January 31, 1999 pursuant to such requests and no original shares remain for which additional shares may be requested.

         Debentures payable - We issued 143,115 shares of our common stock in conversions of these securities and accrued interest thereon during the year ended January 31, 1999. We had the right to call the debentures prior to conversion at 90% of face value and had the right to assign this call option. The debentures bore interest at 8% beginning specified periods after date of issue payable in our common shares. The debentures were convertible at the average closing price as reported by Nasdaq for the five preceding business days not to exceed $18.00 per share.

         FED Acquisition - We were required to issue 49,569 shares of our common stock during the year ended January 31, 1999 in satisfaction of the price protection guarantee we made in connection with common stock issued in satisfaction of the additional purchase payment made to the former owners of FED.

         Warrants - During the year ended January 31, 2001, we issued 13,009 shares of our common stock upon the cashless exercise by our lender of 16,668 warrants with exercise prices ranging from $10.02 to $15.94. (See Note D).

         During the year ended January 31, 2000, 125,000 of the 265,340 warrants held by a former strategic partner were exercised by an assignee. The remaining warrants expired unexercised.

         We issued independently exercisable warrants to purchase 85,000 shares at prices ranging from $8.80 to $10.66 which expire at various dates through August 26, 2002 in connection with various stock placements. 15,000 of these warrants were exercised during the year ended January 31, 2001 and we received net proceeds of $132. The remaining warrants expire during November 2001.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         We issued independently exercisable warrants to purchase 179,684 shares of our common stock at prices ranging from $24.00 to $54.00 to independent placements agents in connection with various stock and debt placements all of which expired unexercised during the years ended January 31, 1999 and 1998.

         In addition, we have outstanding warrants to purchase 33,334 shares at $12.00 which expire December 31, 2002 may be redeemed by us for $1,000.

J.       STOCK OPTION PLANS

         We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. The following table summarizes the activity in the plans:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                   ----------------          -----------------
           Shares under option at January 31, 1998                     1,206,771                  $18.57
           Granted                                                     1,466,684                   $9.27
           Exercised                                                     (29,053)                 $15.76
           Canceled                                                     (220,227)                 $17.13
                                                                       ---------
         Shares under option at January 31, 1999                       2,424,175                  $11.83
           Granted                                                       998,213                  $13.36
           Exercised                                                    (717,373)                 $12.47
           Canceled                                                     (516,960)                 $16.71
                                                                       ---------
         Shares under option at January 31, 2000                       2,188,055                  $11.17
           Granted                                                     3,878,068                  $37.42
           Exercised                                                    (890,898)                 $10.01
           Canceled                                                     (107,990)                 $12.31
                                                                       ---------
         Shares under option at January 31, 2001                       5,067,235                  $30.93
                                                                       =========


         Additional information relating to stock options outstanding and exercisable at January 31, 2001 summarized by exercise price are as follows:

                                                Outstanding                              Exercisable
                                 ----------------------------------------        ---------------------------
                                                  Weighted Average
              Exercise Price               ------------------------------                   Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
                ---------        ------    ------------    --------------        ------      ---------------
              $3.00 -  $9.99     789,306        7.92            $7.14            717,682         $7.06
             $10.00 - $19.99     642,787        8.69           $15.97            241,886        $13.21
             $20.00 - $29.99   1,485,538        9.52           $24.82            334,426        $23.44
             $30.00 - $39.99     649,354        8.10           $35.87            640,453        $35.88
             $40.00 - $69.13   1,500,250        9.22           $53.77          1,210,000        $54.79
                               ---------                                       ---------
              $3.00 - $69.13   5,067,235        8.89           $30.93          3,144,447        $33.51
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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the years ended January 31, 2001, 2000 and 1999, would have been increased to the pro forma amounts presented below:


                                                                   2001                 2000              1999
                                                                 --------             --------          --------
                  Net loss:
                      As reported                               $ (41,905)          $(21,653)        $ (13,388)
                      Pro forma                                  (103,130)           (25,146)          (14,500)
                  Loss per share:
                      Basic EPS as reported                     $   (3.71)          $  (2.33)        $   (1.99)
                      Pro forma basic EPS                           (8.87)             (2.70)            (2.14)
                      Diluted EPS as reported                       (3.71)             (2.12)            (1.99)
                      Pro forma diluted EPS                         (8.87)             (2.45)            (2.14)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 2001: expected life of option 3 to 5 years, expected volatility of 85%, risk free interest rate of 4.89% to 6.75% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $8.97 to $40.09 and the weighted average was $22.17. The assumptions for the year ended January 31, 2000 were expected life of option 3 to 4 years, expected volatility of 85%, risk free interest rate of 5.56% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $2.73 to $22.15 and the weighted average was $7.68. The assumptions for the year ended January 31, 1999 were expected life of option 3 years, expected volatility of 45%, risk free interest rate of 4.25% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.01 to $4.24 and the weighted average was $2.22.

         In addition our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan in February 2000 under which it has granted options to certain of its employees, directors and consultants. All options are generally granted at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, either through immediate purchase of the shares at fair value or as a bonus tied to performance of services or the attainment of prescribed milestones. No stock has been issued under the stock issuance program and option activity for the plan for the year ended January 31, 2001 is summarized as follows:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                  ----------------           ---------------
         Shares under option at January 31, 2000                             -                      -
           Granted                                                    22,071,074                   $5.37
           Exercised                                                         -                      -
           Canceled                                                   (3,335,170)                  $5.52
                                                                      ----------
         Shares under option at January 31, 2001                      18,735,904                   $5.34
                                                                      ==========

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


         Additional information relating to the stock options of our Sorrento subsidiary outstanding and exercisable at January 31, 2001 summarized by exercise price are as follows:

                                              Outstanding
                                 ----------------------------------------               Exercisable
                                                 Weighted Average                --------------------------
               Exercise Price              ------------------------------                   Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
                ---------        ------    ------------    --------------        ------      --------------
                  $2.00          755,000        9.05            $2.00            223,123         $2.00
                  $5.45       17,614,404        8.89            $5.45          7,364,996         $5.45
                  $6.85          366,500        9.52            $6.85            130,220         $6.85
                              ----------                                       ---------
              $2.00 - $6.85   18,735,904        8.91            $5.34          7,718,339         $5.37
                              ==========                                       =========

         The holders of the options of our Sorrento subsidiary may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one. During the year ended January 31, 2001 no options were converted.


K.       INCOME TAXES

         The Company's provision for taxes on income for the years ended January 31, 2001, 2000 and 1999 consists of:


                                                        U.S.          Non-U.S.
                                                        ----          --------
                                                     Continuing     Discontinued
                                                     Operations      Operations      Total
                                                     ----------      ----------      -----
                  Year ended January 31, 2001:
                      Current                       $    -           $   -          $  -
                      Deferred                           -               -             -
                                                    -------          ------         ------
                      Total                         $    -           $   -          $  -
                                                    =======          ======         ======

                  Year ended January 31, 2000:
                      Current                       $    -           $   -          $  -
                      Deferred                           -             (246)          (246)
                                                    -------          ------         ------
                      Total                         $    -           $ (246)        $ (246)
                                                    =======          ======         ======

                  Year ended January 31, 1999:
                      Current                       $    -           $   -          $  -
                        Deferred                         -               -             -
                                                    -------          ------         ------
                      Total                         $    -           $   -          $  -
                                                    =======          ======         ======


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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

                                                                                        2001             2000
                                                                                    ---------        ---------
                  Deferred tax assets:
                    Valuation allowances                                              $ 1,798         $  2,109
                    Research and development credits                                      100              106
                    Tax loss carryforwards                                             40,189           28,286
                    Purchase accounting                                                 2,057            2,047
                    Depreciable assets                                                    583              -
                    Other liabilities and reserves                                      1,735              717
                                                                                      -------           ------
                         Gross deferred tax assets                                     46,462           33,265
                    Less: valuation allowance                                         (46,462)         (32,556)
                         Deferred tax asset                                               -                709
                  Deferred tax liabilities:
                         Software development costs                                       -                709
                         Deferred tax liabilities                                         -                709
                  Net deferred tax liability                                          $   -           $    -
                                                                                      =======         ========


         At January 31, 2001, the Company has federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 2001. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. These NOL carryforwards expire as follows:



                  2007                      $  5,140
                  2008                         3,097
                  2009                         2,794
                  2010                         1,052
                  2011                           386
                  2012                         4,678
                  2018                        14,257
                  2019                        11,243
                  2020                        32,394
                  2021                        39,786
                                            $114,827
                                            ========

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2001, 2000 and 1999, is as follows:


                                                                   2001                2000              1999
                                                                 --------             -------         --------
                  Income (loss) from continuing operations
                    before U.S. and non-U.S. income taxes:
                    United States                                 $ (41,905)          $ 2,410        $ (11,069)
                    Foreign                                             -                 -                -
                                                                  ---------           -------        ---------
                  Loss before income taxes                        $ (41,905)          $ 2,410        $ (11,069)
                                                                  =========           =======        =========

                  Theoretical tax (benefit) at 35%                $ (14,667)          $   844        $  (3,874)
                  Impact of purchase accounting                         101            (8,197)              51
                  Impact of non-qualified stock options              (3,978)           (4,905)             (47)
                  Change in valuation allowance                      18,499            12,258            3,870
                  Other individually immaterial items                    45               -                -
                                                                  ---------           -------        ---------
                                                                  $     -             $   -          $     -
                                                                  =========           =======        ==========

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


L.       EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 2001, 2000 and 1999 reflect a 1-for-3 stock split effective July 24, 1998.


                                                                     2001               2000             1999
                                                                  ---------          ---------        ----------
         Net loss                                                  $(41,905)         $(21,653)        $(13,388)
         Less: deemed dividend                                       (1,982)             (103)          (1,760)
         Less: preferred dividends paid                                  -               (564)             -
         Less: accrued, unpaid preferred dividends                     (118)             (150)            (150)
                                                                -----------         ---------        ---------
         Net loss available to common shareholders
         used in basic EPS                                         $(44,005)         $(22,470)        $(15,298)
                                                                ===========         =========        =========

         Average number of common shares used in basic EPS       11,854,848         9,630,713        7,673,431
                                                                ===========         =========        =========


         For the year ended January 31, 2000 our convertible preferred stock was antidilutive. Accordingly, the weighted average number of dilutive potential common stock of 463,401 and the dividends paid on these preferred shares of $564 are excluded from the calculation of diluted EPS. We incurred a net loss from continuing operations for the years ending January 31, 2001 and 1999. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                   2001              2000              1999
                                                                -----------       -----------       ----------
         Net loss available to common shareholders used
             in basic EPS                                          $(44,005)         $(22,470)        $(15,298)
         Preferred stock dividends                                      -                 -                -
         Interest on convertible debt (net of tax)                      -                 -                 31
                                                                -----------       -----------       ----------
         Net loss available to common shareholders after
           Assumed conversions of dilutive securities              $(44,005)         $(22,470)        $(15,267)
                                                                ===========       ===========       ==========

         Average number of common shares used in basic EPS       11,854,848         9,630,713        7,673,431
         Effect of dilutive securities:
           Shares issuable pursuant to contracts that may be
               settled in stock                                         -                 -             43,010
           Convertible preferred stock                               22,046               -            809,409
           Convertible debentures                                       -                 -             59,330
           Stock benefit plans                                    1,628,255           861,077          192,682
           Warrant exercises                                         93,384           112,741           30,428
                                                                -----------       -----------       ----------
         Average number of common shares and dilutive
           potential common stock used in diluted EPS            13,958,533        10,604,531        8,808,290
                                                                ===========       ===========       ==========

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

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

         During the year ended January 31, 2001 we made a 6.6% three year loan in the amount of $300 to an officer in connection with his accepting employment as our Senior Vice President, Legal. This is a full recourse loan and the officer has pledged all his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Interest of $6 was paid on this loan during the year ended January 31, 2001.

         During June 2000, we entered into various agreements with our former CEO and Chairman which, among other matters, provide for payments of $250 per year for three years of consulting services and loans to exercise previously granted options to acquire our common stock. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, he exercised 71,112 options, applying the $500 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034 due on the exercise at the then applicable federal rate of 6.3% for two years and we hold the shares as collateral for the loan.

         During the year ended January 31, 2000 we paid $40 to a then outside director for management consulting services rendered to us and our subsidiaries.

         During the years ended January 31, 2000 and 1999 we paid $190 and $25, respectively, in fees for assistance in obtaining the amended loan and security agreements to an entity controlled by a then outside director. During the year ended January 31, 1998 we made 8% demand loans in the amount of $165 to an entity controlled by a then outside director which was fully repaid, including interest thereon, during April 1999. The loan was collateralized by 20,408 shares of the Company's common stock.


N.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the years ended January 31, 2001, 2000 and 1999.

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

         Common shares issued on conversion of convertible debentures during the year ended January 31, 1999 neither provided nor used cash. Accordingly, the $410 value assigned to such stock for the year ended January 31, 1999, have been excluded from the statement of cash flows.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         Pursuant to a separate loan agreement with a strategic partner we advanced it $2,000 at 3% over prime rate due upon demand of which $1,443 was repaid during the year ended January 31, 1999 and the remaining amount was repaid during the year ended January 31, 2000.


O.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions and limits. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of exposure with any one financial institution and believe that no significant concentration of credit risk exists with respect to cash investments. No accounts at a single bank accounted for more than 10% of current assets.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at January 31, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

         The following data shows the customers accounting for more than 10% of net receivables at January 31 2001 and 2000:


                                                                   2001            2000
                                                                   ----            ----
                  Customer A                                       15.6%            -
                  Customer B                                        2.4            22.2%
                  Customer C                                       20.5             -
                  Customer D                                       20.6             -
                  Customer E                                       14.1             -
                  Customer F                                       12.0             -
                  Customer G                                        -              14.7

         The following data shows the customers accounting for more than 10% of net sales during the years ended January 31, 2001, 2000 and 1999:


                                                                       2001              2000           1999
                                                                     --------          --------       --------
                  Customer A                                          10.7%             -                -
                  Customer B                                          12.9              8.0              1.7
                  Customer C                                           7.3              -                -
                  Customer D                                           9.3              -                -
                  Customer E                                           4.2              -                -
                  Customer F                                           4.9              -                -
                  Customer G                                           0.2              7.9              8.1


P.       SUBSEQUENT EVENTS

         During March 2001 we completed a private placement of 1,525,995 shares of our common stock receiving net proceeds of $9,600. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. In the event we issue shares of our common stock or equity securities convertible

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

into our common stock at a price less than $6.5531 per share the purchasers are entitled to receive additional shares of common stock.

Q.       SEGMENT INFORMATION

         Information for the years ended January 31, 2001, 2000 and 1999 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows; Sorrento Networks, Optical Networking, Entrada Networks and NETsilicon. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. We have no material long term assets outside the United States.

                                                        2001            2000           1999
                                                      --------        --------        -------
         Net sales:
               United States                           $36,923         $53,158        $47,465
               Asia                                        247          12,982          5,735
               Europe                                    7,285           1,656          4,455
               Other                                       186             576            707
                                                      --------        --------        -------

                      Total  net sales                 $44,641         $68,372        $58,362
                                                      ========        ========        =======


                                     Sorrento      Meret     Entrada
                                     Networks     Optical   Networks       Other      Consolidated
                                     --------     -------   --------       -----      ------------
As of January 31, 2001 except
for Entrada which is as of
August 31, 2000:

Revenues from external customers     $ 26,477   $ 6,272      $11,892    $       -       $ 44,641
Intersegment revenues                     -           -            -            -              -
                                       ------     -----       ------     --------        -------
     Total revenues                    26,477     6,272       11,892            -         44,641
                                       ------     -----       ------     --------        -------
Cost of goods sold                     17,344     3,661       10,465            -         31,470
Gross profit                            9,133     2,611        1,427            -         13,171
Operating income/(loss) from
     continuing operations            (36,147)    1,031       (7,859)      (7,440)       (50,415)
Depreciation and amortization
     expense                            2,593       515        1,024          254          4,386
Valuation allowance additions:
     Receivables and inventory            642       678        4,327          700          6,347
     Other                              1,979         -          434            -          2,413
Capital asset additions, net            8,320       157          444        5,467         14,388
Total assets                           36,524     9,088          n/a       67,511        113,123

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


                                     Sorrento      Meret      Entrada
                                     Networks     Optical    Networks    NETsilicon   Other       Consolidated
                                     --------     -------    --------    ----------   ------      ------------
As of January 31, 2000 except
  for NETsilicon which is as of
  September 14, 1999:
Revenues from external customers      $12,511    $6,953      $28,771       $20,137   $    -        $  68,372
Intersegment revenues                       -         -            -             -        -                -
     Total revenues                    12,511     6,953       28,771        20,137        -        $  68,372
                                       ------     -----       ------       -------    -------        --------
Cost of goods sold                     5,415      4,100       17,498         9,577        -           36,590
Gross profit                           7,096      2,853       11,273        10,560        -           31,782
Operating income/(loss) from
     continuing operations            (5,754)       415       (3,124)        2,540   (4,028)          (9,951)
Depreciation and amortization
     expense                             825      1,021        2,118           660        -            4,624
Valuation allowance additions:
     Receivables and inventory           373        657          911           733        -            2,674
     Other                                 -          -        1,742             -        -            1,742
Capital asset additions, net           1,839       (576)         140           721        9            2,133
Total assets                           7,973      7,925       16,135           n/a  191,232          223,265


                                     Sorrento      Meret      Entrada
                                     Networks     Optical    Networks    NETsilicon    Other        Consolidated
                                     --------     -------    --------    ----------    -----        ------------
As of January 31, 1999:
Revenues from external customers      $ 2,172    $12,014      $30,717      $13,373    $   86           $58,362
Intersegment revenues                       -          -            -            -         -                 -
                                     --------    -------     --------     --------    ------         ---------
     Total revenues                     2,172     12,014       30,717       13,373       86             58,362
                                     --------    -------     --------     --------    ------         ---------
Cost of goods sold                      1,067      7,083       17,057        7,270        -             32,477
   Gross profit                         1,105      4,931       13,660        6,103       86             25,885
Operating income/(loss) from
     continuing operations             (5,009)     3,471       (4,201)      (1,581)  (2,740)           (10,060)
Depreciation and amortization
     expense                              384        332        2,035          522        1              3,274
Valuation allowance additions:
     Receivables and inventory            189        658        1,073          444        -              2,364
     Other                                  -          -            -            -        -                  -
Capital asset additions, net            1,599       (802)         817            -        -              1,614
Total assets                            4,106      9,518       12,179        5,430   35,563             66,796

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

R.       VALUATION AND QUALIFYING ACCOUNTS


         Changes in the inventory valuation reserve were as follows:

                  Balance at February 1, 1998                                         $ 4,393
                      Additions charged to costs and expenses                           1,624
                      Amounts used during year                                         (2,528)
                                                                                      -------
                  Balance at January 31, 1999                                           3,489
                      Additions charged to costs and expenses                           1,600
                      Amounts used during year                                           (589)
                      Balance of NSI at September 15, 1999                               (430)
                                                                                      -------
                  Balance at January 31, 2000                                           4,070
                      Additions charged to costs and expenses                           3,689
                      Amounts used during year                                            (55)
                      Balance of Entrada at August 31, 2000                            (4,912)
                                                                                      -------
                  Balance at January 31, 2001                                         $ 2,792
                                                                                      =======
         Changes in the accounts receivable valuation reserve were as follows:

                  Balance at February 1, 1998                                         $   704
                      Additions charged to costs and expenses                             740
                      Amounts used during year                                           (308)
                                                                                      -------
                  Balance at January 31, 1999                                           1,136
                      Additions charged to costs and expenses                           1,074
                      Amounts used during year                                           (279)
                      Balance of NSI at September 15, 1999                               (728)
                                                                                      -------
                  Balance at January 31, 2000                                           1,203
                      Additions charged to costs and expenses                           1,958
                      Amounts used during year                                           (570)
                      Balance of Entrada at August 31, 2000                            (1,589)
                                                                                      -------
                  Balance at January 31, 2001                                         $ 1,002
                                                                                      =======

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

S.       UNAUDITED QUARTERLY FINANCIAL DATA (Unaudited)

Amounts in thousands, except per share amounts.

                                             First         Second          Third          Fourth
                                            Quarter        Quarter        Quarter         Quarter         Year
                                            -------        -------        -------         -------         ----
Year ended January 31, 2001:
       Net sales                          $  10,048      $  11,376       $  10,849      $  12,368       $ 44,641
       Gross profit                           1,855          3,842           3,509          3,965         13,171
       Income (loss) from
         continuing operations              (12,837)       (13,524)         (6,903)        (8,641)       (41,905)
       Provision for income taxes                 -              -               -              -              -
       Loss from discontinued operations          -              -               -              -              -
       Net income (loss)                    (12,837)       (13,524)         (6,903)        (8,641)       (41,905)
       Net income (loss) per share:
         Basic                                (1.15)         (1.21)          (0.63)         (0.74)         (3.71)
         Diluted                              (1.15)         (1.21)          (0.63)         (0.74)         (3.71)

Year ended January 31, 2000:
       Net sales                          $  19,129      $  17,206       $  18,948      $  13,089       $ 68,372
       Gross profit                           8,878          8,120           9,328          5,456         31,782
       Income (loss) from
         continuing operations               (1,043)        (2,493)         14,246         (8,300)         2,410
       Provision for income taxes                 -            -            (3,406)         3,406              -
       Loss from discontinued operations     (1,229)          (120)         (9,307)       (13,407)       (24,063)
       Net income (loss)                     (2,272)        (2,613)          1,533        (18,301)       (21,653)
       Net income (loss) per share:
         Basic                                (0.29)         (0.30)           0.13          (1.66)         (2.33)
         Diluted                              (0.29)         (0.30)           0.14          (1.66)         (2.12)

Year ended January 31, 1999:
       Net sales                          $  14,788      $  15,101       $  14,094      $  14,379      $  58,362
       Gross profit                           7,232          6,741           5,916          5,996         25,885
       Loss from  continuing operations      (2,336)        (3,323)         (2,791)        (2,619)       (11,069)
       Provision for income taxes                 -            -                 -              -              -
       Loss from discontinued operations       (342)        (1,142)           (797)           (38)        (2,319)
       Net income (loss)                     (2,678)        (4,465)         (3,588)        (2,657)       (13,388)
       Net income (loss) per share:
         Basic                                (0.39)         (0.80)          (0.50)         (0.34)         (1.99)
         Diluted                              (0.39)         (0.80)          (0.50)         (0.34)         (1.99)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORRENTO NETWORKS CORPORATION


By:               /s/ Joe R. Armstrong                    Date: May 1, 2001
      -----------------------------------------------
       Joe R. Armstrong
       Chief Financial Officer
       Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:               /s/ Xin Cheng                           Date: May 1, 2001
      -----------------------------------------------
       Xin Cheng, Ph.D.
       Chairman and Director
       Chief Executive Officer

By:               /s/ James Dixon                         Date: May 1, 2001
      -----------------------------------------------
       James Dixon
       Director
       Chief Operating Officer, President

By:               /s/ Phil Arneson                        Date: May 1, 2001
      -----------------------------------------------
       Phil Arneson
       Director

By:                                                       Date: May 1, 2001
      -----------------------------------------------
       Tingye Li, Ph.D.
       Director


By:               /s/ Gary M. Parsons                     Date: May 1, 2001
      -----------------------------------------------
       Gary M. Parsons
       Director



                                       40



                             STATEMENT OF DIFFERENCES

The division sign shall be expressed as.............................[div]
The trademark symbol shall be expressed as.......................... 'TM'
The registered trademark symbol shall be expressed as...............  'r'