Form 10-Q
period 2001-04-30
SORRENTO NETWORKS CORP
filed 2001-06-14
CIK 812491

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

                              -------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.30 par value per share, Outstanding: 14,188,206 shares at
                                 May 31, 2001.

    This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. 'Fluctuations in Revenue and Operating Results' and 'Forward Looking Statements -- Cautionary Statement', which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.
________________________________________________________________________________

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,    JANUARY 31,
                                                                 2001          2001
                                                              -----------   -----------
                                                              (Unaudited)
                                                                   (In thousands)
                           ASSETS
CURRENT ASSETS
    Cash and equivalents....................................   $   8,919     $  9,965
    Accounts receivable, net................................      18,397       16,000
    Inventory, net..........................................      26,909       14,601
    Prepaid expenses and other current assets...............       1,267          813
    Investment in marketable securities.....................      28,622       50,258
                                                               ---------     --------
        TOTAL CURRENT ASSETS................................      84,114       91,637
                                                               ---------     --------
PROPERTY AND EQUIPMENT, NET.................................      17,513       16,600
                                                               ---------     --------
OTHER ASSETS
    Purchased technology, net...............................         930        1,023
    Other assets............................................       1,838        2,556
    Investment in former subsidiary.........................       1,303        1,307
                                                               ---------     --------
        TOTAL OTHER ASSETS..................................       4,071        4,886
                                                               ---------     --------
TOTAL ASSETS................................................   $ 105,698     $113,123
                                                               ---------     --------
                                                               ---------     --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term debt.........................................   $   1,156     $  1,342
    Current maturities of long term debt....................         729          422
    Accounts payable........................................      18,204        8,382
    Accrued and other current liabilities...................       9,211        9,498
                                                               ---------     --------
        TOTAL CURRENT LIABILITIES...........................      29,300       19,644
                                                               ---------     --------
Long-term debt and capital lease obligations................       3,887        3,819
Dividends payable...........................................       1,303        1,307
                                                               ---------     --------
        TOTAL LIABILITIES...................................      34,490       24,770
                                                               ---------     --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST
    Preferred stock, 8,954 shares issued and outstanding;
      liquidation preference $48,800........................      48,800       48,620
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; liquidation preference
      $1,353................................................           1            1
    Common stock, $.30 par value; 150,000 shares authorized;
      14,183 shares issued 14,174 shares outstanding at
      April 30, 2001; 12,608 shares issued and 12,599 shares
      outstanding at January 31, 2001.......................       4,255        3,782
    Additional paid-in capital..............................     124,627      114,994
    Note receivable from option exercise....................      (5,034)      (5,034)
    Deferred stock compensation.............................        (727)        (880)
    Accumulated deficit.....................................    (123,958)    (118,010)
    Unrealized gain on maketable securities.................      23,313       44,949
    Treasury stock, at cost; 9 shares at April 30, 2001 and
      January 31, 2001, respectively........................         (69)         (69)
                                                               ---------     --------
        TOTAL STOCKHOLDERS' EQUITY..........................      22,408       39,733
                                                               ---------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 105,698     $113,123
                                                               ---------     --------
                                                               ---------     --------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    APRIL 30
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (In thousands, except
                                                               per share amounts)
NET SALES...................................................  $ 14,497    $ 10,048
COST OF SALES...............................................     9,568       8,193
                                                              --------    --------
    GROSS PROFIT............................................     4,929       1,855
                                                              --------    --------
OPERATING EXPENSES
    Selling and marketing...................................     4,313       3,714
    Engineering, research and development...................     3,301       5,921
    General and administrative..............................     2,750       3,165
    Deferred stock compensation.............................       201          --
    Other operating expenses................................        93       2,162
                                                              --------    --------
        TOTAL OPERATING EXPENSES............................    10,658      14,962
                                                              --------    --------
LOSS FROM OPERATIONS........................................    (5,729)    (13,107)
                                                              --------    --------
OTHER INCOME (CHARGES)
    Investment income.......................................       100         488
    Interest expense........................................      (190)       (223)
    Other income............................................        51           5
                                                              --------    --------
        TOTAL OTHER INCOME (CHARGES)........................       (39)        270
                                                              --------    --------
LOSS BEFORE INCOME TAXES....................................    (5,768)    (12,837)
Provision for income taxes..................................        --          --
                                                              --------    --------
NET INCOME (LOSS)...........................................    (5,768)    (12,837)
                                                              --------    --------
                                                              --------    --------
LOSS PER COMMON SHARE:
    PREFERRED STOCK DIVIDENDS...............................       180         398
    NET LOSS APPLICABLE TO COMMON SHARES....................  $ (5,948)   $(13,235)
                                                              --------    --------
                                                              --------    --------
    BASIC
        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
          (RESTATED, IN THOUSANDS)..........................    13,282      11,517
        NET LOSS PER COMMON SHARE...........................  $  (0.45)   $  (1.15)
                                                              --------    --------
                                                              --------    --------
    DILUTED
        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
          (RESTATED, IN THOUSANDS)..........................    13,282      11,517
        NET LOSS PER COMMON SHARE...........................  $  (0.45)   $  (1.15)
                                                              --------    --------
                                                              --------    --------

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF THE
  FOLLOWING:
    Net loss................................................  $ (5,768)   $(12,837)
    Unrealized losses from marketable securities:
        Unrealized holding losses arising during the
          period............................................   (21,636)    (36,563)
                                                              --------    --------
            NET COMPREHENSIVE INCOME (LOSS).................  $(27,404)   $(49,400)
                                                              --------    --------
                                                              --------    --------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   APRIL 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations.....................  $ (5,768)  $(12,837)
                                                              --------   --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................       611      1,005
        Accounts receivable and inventory reserves..........     1,071      4,481
        Intangible assets valuation allowances..............        --        435
        Deferred and other stock compensation...............       201         --
    Changes in assets and liabilities net of effects of
      business entity divestiture:
        Increase in accounts receivable.....................    (2,458)    (2,918)
        Increase in inventories.............................   (12,817)    (2,084)
        Decrease in other current assets....................       272        361
        Increase (decrease) in accounts payable.............     9,900     (1,033)
        Increase (decrease) in accrued and other current
          liabilities.......................................      (362)     4,177
                                                              --------   --------
            NET CASH USED IN OPERATING ACTIVITIES...........    (9,350)    (8,413)
                                                              --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment......................    (1,431)    (2,232)
    Purchase of other assets................................      (438)    (2,070)
    Investing activities of discontinued operations.........        --         93
                                                              --------   --------
            NET CASH USED IN INVESTING ACTIVITIES...........    (1,869)    (4,209)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt, net of repayments........      (185)    (2,070)
    Proceeds from long-term debt............................       384         --
    Repayment of long-term debt.............................        (9)      (362)
    Proceeds from preferred stock issued by subsidiary......        --     46,638
    Proceeds from common stock..............................     9,645         --
    Proceeds from stock option exercises....................       338        997
                                                              --------   --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES.......    10,173     45,203
                                                              --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (1,046)    32,581
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     9,965     13,511
                                                              --------   --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $  8,919   $ 46,092
                                                              --------   --------
                                                              --------   --------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (In Thousands, except share and per share amounts)

    Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the 'Company,' 'We,' 'Our,' or 'Us') through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the 'enterprise' segment of the networking marketplace. We have facilities in San Diego, California, Santa Monica, California and Fremont, California. In addition, we have various sales offices located in the United States, Europe and Asia. Our former subsidiary, Entrada Networks is located in San Diego, California. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying financial data as of April 30, 2001 and January 31, 2001, for the three months ended April 30, 2001 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2001.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2001 and for the quarter ended April 30, 2000, have been made. The results of operations for the quarter ended April 30, 2001 are not necessarily indicative of the operating results for the full year.

    On August 31, 2000, we completed a merger of Entrada Networks with Sync Research, Inc. ('Sync'), a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions and Entrada's issuance of shares to outside investors in connection with the merger we owned 48.9% of Entrada Networks. Accordingly, the accompanying financial statements reflect the results of Entrada through August 31, 2000.

    Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our Entrada shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to April 30, 2001 we distributed 32,175 of our Entrada shares upon the exercise of options and as of April 30, 2001 have reserved 1,077,290 shares for

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

    The remaining 1,132,250 Entrada shares owned by us are accounted for as an 'available for sale security'. Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on Nasdaq, is a separate element of stockholders' equity and is included in the computation of comprehensive income. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

NETSILICON, INC.

    On September 15, 1999 NETsilicon, Inc. ('NSI') completed an initial public offering in which we sold 2,500,000 of our shares in NSI and in which our remaining 55.4% interest became non-voting shares until sold to a non-affiliate. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an 'available for sale security.' Under this accounting, our remaining shares of NSI are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on Nasdaq, reported as a separate element of stockholders' equity and is included in the computation of comprehensive income.

    After our sale in October 2000 of 527,344 of our shares in NSI we own 6,972,656 shares of NSI, or 49.7% as of April 30, 2001. More information concerning NSI is available in its public filings with the Securities and Exchange Commission.

DEFERRED STOCK COMPENSATION

    We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the three months ended April 30, 2001 it amortized $154 of the total $2,604 initially recorded for deferred stock compensation.

    For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation,' and Emerging Issues Tax Force (EITF) 96-18, 'Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.' All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its consultants; during the three months ended April 30, 2001 it recorded $47 for options granted to consultants.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' is effective for financial statements with fiscal quarters of all

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

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

    The Securities and Exchange Commission issued Staff Accounting Bulletin
No. 101. Revenue Recognition ('SAB 101') which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. The adoption of this policy had no effect on our financial position or results of operations.

BALANCE SHEET DETAIL

    Inventories at April 30, 2001 and January 31, 2001 consist of:

                                                  APRIL 30, 2001    JANUARY 31, 2001
                                                  --------------    ----------------
Raw material....................................      $20,142            $10,201
Work in process.................................        5,650              4,310
Spare parts.....................................           --                 --
Finished goods..................................        4,321              2,882
                                                      -------            -------
                                                       30,113             17,393
Less: Valuation reserve.........................       (3,204)            (2,792)
                                                      -------            -------
                                                      $26,909            $14,601
                                                      -------            -------
                                                      -------            -------

    Marketable Securities -- Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

income when a decline in fair value is determined to be other than temporary. At April 30, 2001 and January 31, 2001 marketable securities were as follows:

                                                       UNREALIZED
                                              COST    GAINS(LOSSES)   MARKET VALUE
                                             ------   -------------   ------------
April 30, 2001:
    NETsilicon.............................  $3,938      $23,325        $27,263
    Entrada................................   1,371          (12)         1,359
                                             ------      -------        -------
                                             $5,309      $23,313        $28,622
                                             ------      -------        -------
                                             ------      -------        -------
January 31, 2001:
    NETsilicon.............................  $3,938      $42,303        $46,241
    Entrada................................   1,371        2,646          4,017
                                             ------      -------        -------
                                             $5,309      $44,949        $50,258
                                             ------      -------        -------
                                             ------      -------        -------

STOCKHOLDERS' EQUITY

    We are authorized to issue the following shares of stock:

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

           1,000 shares of Preferred Stock, Series B

           10,000 shares of Preferred Stock, Series C

           3,000 shares of Preferred Stock, Series D

           1,000,000 shares of Preferred Stock, Series E

    We have outstanding the following shares of preferred stock:

                                                    SHARES       PAR    LIQUIDATION
                                                  OUTSTANDING   VALUE   PREFERENCE
                                                  -----------   -----   -----------
Series D........................................     1,353       $1       $1,353
                                                     -----       --       ------
                                                     1,353       $1       $1,353
                                                     -----       --       ------
                                                     -----       --       ------

    Preferred stock dividends during the quarters ended April 30, 2001 and 2000 consist of:

                                                   THREE MONTHS ENDED APRIL 30,
                                                  -------------------------------
                                                       2001             2000
                                                       ----             ----
Accrued, unpaid dividends (Series A)............       $ --             $ 38
Deemed dividends (Sorrento Series A)............        180              360
                                                       ----             ----
                                                       $180             $398
                                                       ----             ----
                                                       ----             ----

OTHER CAPITAL STOCK TRANSACTIONS

    In March, 2001 we completed a private placement of 1,525,995 unregistered shares of our common stock receiving net proceeds of $9,645. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. In the event we issue shares of our common stock or equity securities convertible into our common stock at a price less than $6.5531 per share the purchasers are entitled to receive additional shares of common stock.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

    During 2000, our Sorrento subsidiary ('Sorrento') completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638 from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 in this placement.

    Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an 'as converted' basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. Since Sorrento did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request a redemption at the current liquidation preference of $48.8 million and Sorrento has received such written notices. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A shares at this time. We have engaged an investment banking firm to assist in structuring an agreement between Sorrento and the Series A shareholders regarding their redemption request. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 has been recorded as a deemed dividend during the period from issuance to March 31, 2001. During the quarters ended April 30, 2001 and 2000 we recorded a deemed dividend of $180 and $360, respectively, with respect to the Sorrento Series A shares.

    We made sales of products to subsidiaries of two of the purchasers of Sorrento's Series A Preferred Stock. During the quarter ended April 30, 2001 we made sales of $1,713 to the subsidiaries of the purchaser of 33.8% of the shares and those customers had outstanding receivables of $4,890 as April 30, 2001 under 180 days terms. During the quarter ended April 30, 2001 we made sales of $1,184 to the subsidiaries of the purchaser of 6.2% of the shares and those customers had outstanding receivables of $2,040 at April 30, 2001.

STOCK OPTION PLANS

    We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At April 30, 2001 there were 4,995,188 shares under option at prices varying from $3.00 to $69.13 per share.

    In addition, our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan under which it has granted options to certain of its employees and directors at prices not less than fair value at the date of grant and generally vest over three years. Eligible individuals may be issued shares of common stock directly, when through immediate purchase of the shares at fair value or as a bonus tied to performance milestones. No stock has been issued under the stock issuance program and at April 30, 2001 there were 18,358,591 Sorrento shares under option at prices varying from $2.00 to $6.85 per share.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

    The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one. During the quarter ended April 30, 2001 we issued options to acquire 1,000 shares of our common stock exercisable at $21.55 per share upon conversions of our Sorrento subsidiaries options.

EARNINGS PER SHARE CALCULATION

    The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2001 and 2000.

                                                   THREE MONTHS ENDED APRIL 30,
                                                  -------------------------------
                                                       2001             2000
                                                       ----             ----
Net loss........................................     $(5,768)         $(12,837)
Less: preferred dividends.......................        (180)             (398)
                                                     -------          --------
Net loss available to common shareholders
  used in basic EPS.............................     $(5,948)         $(13,235)
                                                     -------          --------
                                                     -------          --------
Average number of common shares
  used in basic EPS.............................  13,281,938        11,516,593
                                                  ----------        ----------
                                                  ----------        ----------

    We had a net loss for the quarters ended April 30, 2001 and 2000. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        THREE MONTHS ENDED
                                                             APRIL 30,
                                                     -------------------------
                                                        2001          2000
                                                        ----          ----
Net loss available to common shareholders
  used in basic EPS................................  $    (5,948)  $   (13,235)
Preferred stock dividends..........................           --            --
                                                     -----------   -----------
Net loss available to common shareholders
  used in basic EPS................................  $    (5,948)  $   (13,235)
                                                     -----------   -----------
                                                     -----------   -----------
Average number of common shares used in basic EPS..   13,281,938    11,516,593
Effect of dilutive securities:
Convertible preferred stock........................           --            --
Stock benefit plans................................      279,440     2,182,710
Stock benefit plan of subsidiary...................       56,409            --
Warrant exercises..................................        2,453       130,591
                                                     -----------   -----------
Average number of common shares and dilutive
  potential common stock used in diluted EPS.......   13,620,240    13,829,894
                                                     -----------   -----------
                                                     -----------   -----------

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

RELATED PARTY TRANSACTIONS

    During the year ended January 31, 2001 we made a 6.6% three year loan in the amount of $300 to an officer in connection with his accepting employment as our Senior Vice President,

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

Legal. This is a full recourse loan and the officer has pledged all his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Accrued unpaid interest on this loan at April 30, 2001 was $1.

CONCENTRATION OF CREDIT RISK

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

    Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exist at April 30, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

    The following data shows the customers accounting for more than 10% of net receivables:

                                                  APRIL 30, 2001   JANUARY 31, 2001
                                                  --------------   ----------------
Customer A......................................       11.1%             15.6%
Customer B......................................        2.5               2.4
Customer C......................................       26.6              20.5
Customer D......................................         --              20.6
Customer E......................................       23.4              14.1
Customer F......................................       24.9              12.0

The following data shows the customers accounting for more than 10% of net sales:

                                                  APRIL 30, 2000    APRIL 30, 2000
                                                  --------------    --------------
Customer A......................................        8.2%               --
Customer B......................................        0.5              32.3%
Customer C......................................       11.8                --
Customer D......................................        8.4                --
Customer E......................................       18.6               3.7
Customer F......................................       30.9                --

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

SEGMENT INFORMATION

                                                SORRENTO    MERET    ENTRADA
                                                NETWORKS   OPTICAL   NETWORKS    OTHER      TOTAL
                                                --------   -------   --------    -----      -----
Three months ended April 30, 2001:
    Net sales to external customers...........  $13,139    $1,358    $    --    $     --   $ 14,497
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................   13,139     1,358         --          --     14,497
    Cost of goods sold........................    8,666       902         --          --      9,568
                                                -------    ------    -------    --------   --------
        Gross profit..........................    4,473       456         --          --      4,929
                                                -------    ------    -------    --------   --------
    Operating income (loss)...................   (4,629)      112         --      (1,212)    (5,729)
    Depreciation & amortization expense.......      397       136         --          78        611
    Valuation allowance additions.............      399       172         --         500      1,071
    Capital asset additions...................    1,396         4         --          31      1,431
    Total assets..............................   54,350     8,346         --      43,002    105,698

Three months ended April 30, 2000:
    Net sales to external customers...........  $ 4,684    $1,654    $ 3,710    $     --   $ 10,048
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................    4,684     1,654      3,710          --     10,048
    Cost of goods sold........................    2,080       715      5,398          --      8,193
                                                -------    ------    -------    --------   --------
        Gross profit..........................    2,604       939     (1,688)         --      1,855
                                                -------    ------    -------    --------   --------
    Operating income (loss)...................   (5,894)      597     (6,971)       (839)   (13,107)
    Depreciation & amortization expense.......      399       123        482           1      1,005
    Valuation allowance additions.............       62       123      4,731          --      4,916
    Capital asset additions...................    2,148        22         51          11      2,232
    Total assets..............................   35,103     8,351     11,179     167,580    222,213

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words 'believes', 'anticipates', 'estimates', 'expects', and words of similar import constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the 'Other Risk Factors' section of this Quarterly Report on Form 10-Q, as well as the 'Financial Risk Management' and 'Future Growth Subject to Risks' sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2001.

    The results of operations reflect our activities and our wholly-owned subsidiaries; this consolidated group is referred to individually and collectively as 'We' and 'Our'.

ENTRADA NETWORKS

    On August 31, 2000, we completed a merger of our Entrada subsidiary with Sync Research, Inc. a Nasdaq listed company. After the merger, our purchase of Sync shares prior to the merger and our purchase of shares for cash from Entrada we owned 48.9% of the merged entitiy which changed its name to Entrada Networks. Pursuant to our plans adopted prior to the merger, we distributed one-fourth shares of an Entrada share for each of our outstanding shares and reserved a similar number for each unexercised option and warrant to acquire our common stock outstanding on the record date. After the distribution and reserve for options and warrants we own approximately 10.3% of Entrada and account for this remaining interest as an 'available for sale security' which is marked to market at the end of each period. Additional information regarding the Entrada is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTER ENDED APRIL 30, 2001 AND 2000

    Net sales. Our consolidated net sales were $14.5 million for the quarter ended April 30, 2001 compared to $10.0 million for the comparable three months ended April 30, 2000, an increase of 44.3%. This increase in net sales reflects an increase of $8.5 million at Sorrento Networks ('Sorrento') offset by a decrease of $296,000 at Meret Optical Communications ('Meret'). The remaining decline was related to Entrada Networks ( 'Entrada').

    Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit increased to $4.9 million, or by 165.7%, for the quarter ended April 30, 2001 from $1.9 million for the comparable quarter ended last year. This increase reflects a $1.9 million increase at Sorrento and a $483,000 decrease at Meret. The remaining decline was related to Entrada.

    Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. We will continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. We expect sales commissions to increase as we increase our sales volume. Our consolidated selling and marketing expenses increased to $4.3 million, or 29.8% of net sales, for quarter ended April 30, 2001 from $3.7 million, or 37.0% of net sales for the comparable three months ended last year. This increase reflects a $1.7 million increase at Sorrento partially offset by a $82,000 decrease at Meret. The remaining change was related to Entrada.

    Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Our consolidated engineering, research and development expenses decreased to $3.3 million, or 22.8% of net sales, for the quarter ended
April 30, 2001 from $5.9 million, or 58.9% of net sales, for the comparable three months ended last year. This decrease reflects a $1.0 million decrease at Sorrento and a $53,000 increase at Meret. The remaining decline was related to Entrada.

    General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Our consolidated general and administrative expenses decreased to $2.7 million, or 19.0% of net sales, for the quarter ended April 30, 2001 from $3.2 million, or 31.5 % of net sales, for the comparable quarter ended last year. We will continue to monitor our spending and will expect these expenses to increase as our business grows.

    Other operating expenses. Other operating expenses for the quarters ended April 30, 2001 and 2000 include $93,000 of amortization of purchased technology related to acquisitions included in Meret. During the quarter ended April 30, 2000, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs.

    Other income (charges). Other net income (charges) from continuing operations decreased to $(39,000) in charges for the quarter ended April 30, 2001 from $270,000 in income for the comparable quarter last year. Our investment income decreased by $388,000 during the three months ended April 30, 2001 resulting from lower cash surpluses used in short-term investments. Our interest expenses decreased by $33,000 for the three months ended April 30, 2001 from the comparable quarter last year resulting from reductions in our short term borrowings. We had an increase of $46,000 related to foreign currency exchanges during the quarter ended April 30, 2001 compared to none for the comparable quarter last year.

    Income taxes. There was no provision for income taxes for quarters ended April 30, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

SORRENTO NETWORKS

    Net sales. Net sales increased 180.5% to $13.1 million for the three months ended April 30, 2001 from $4.7 million for the comparable quarter last year. During the three months ended April 30, 2001, we shipped product to fourteen customers of which five customers represented over 75% of our net sales. During the quarter ended April 30, 2000, we shipped product to seven customers of which three customers represented over 75% of our net sales. Sales to our international customers increased to 40% of our net sales during the quarter ended April 30, 2001 from 14% during the comparable quarter last year. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

    Gross profit. Gross profit increased 71.8% to $4.5 million for the quarter ended April 30, 2001 from $2.6 million for the comparable quarter last year. Our gross margin decreased to 34.0% of net sales for the quarter ended April 30, 2001 from 55.6% of net sales for the comparable quarter last year. The decline in gross margin results from changes in our product mix and increases in manufacturing costs from the comparable quarter last year. During the current quarter, we made shipments to multiple customers at lower margins compared to last year where more than two thirds of our high margin products were shipped to a single customer.

    Selling and marketing. Selling and marketing expenses increased to $4.2 million, or 32.0% of net sales, for the quarter ended April 30, 2001 from $2.5 million, or 53.2% of net sales for the comparable quarter last year. The increase in sales and marketing expenses was primarily the result of increases in personnel, sales commissions and trade show participation. These increases also included operating expenses related to opening three foreign sales offices located in Beijing, Singapore and the Netherlands. We increased our sales and marketing personnel to 76 at April 30, 2001 from 40 at April 30, 2000. We are continually evaluating our resource requirements and will plan accordingly for any additions necessary to expand our domestic and international sales force and marketing efforts.

    Engineering, research and development. Engineering, research and development expenses decreased to $3.2 million, or 24.5% of net sales, for the quarter ended April 30, 2001 from $4.2 million, or 90.6% of net sales, for the comparable quarter last year. The decrease was primarily due to the completion and conversion of a existing project into production. The decrease in engineering, research and development expenses was offset by increases in personnel, personnel related expenses and continued design and development of new products as well as enhancements to existing products. We increased our research and development personnel to 99 at April 30, 2001 from 53 at April 30, 2000. We expect our research and development expenses to increase in future periods to support our efforts in our continued development of end-to-end optical networking solutions for the metropolitan market.

    General and administrative. General and administrative expenses decreased to $1.5 million, or 11.2% of net sales, for the quarter ended April 30, 2001 from $1.8 million, or 37.7% of net sales, for the comparable quarter last year. During the current quarter, our legal and professional expenses decreased in comparison to last year where substantially higher expenses were incurred in anticipation of a public offering. This decrease was partially offset by increased personnel and personnel related expenses incurred to build our infrastructure needed to support our planned growth. We have increased our general and administrative personnel to 36 at April 30, 2001 from 16 at April 30, 2000.

    Deferred and other stock compensation. Deferred and other stock compensation for the quarter ended April 30, 2001 includes $154,000 of amortization of deferred stock compensation and $47,000 of expense resulting from the amortization of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

MERET OPTICAL COMMUNICATIONS

    Net sales. Net sales for Meret decreased to $1.4 million, or 17.9%, for the quarter ended April 30, 2001 from $1.7 million for the comparable quarter last year. The decrease in net sales was primarily due to the change in product demand in the legacy product family.

    Gross Profit. Gross profit decreased to $456,000, or 51.4%, for the quarter ended April 30, 2001 from $939,000 for the comparable quarter ended last year. Meret's margins decreased to 33.6% for the quarter ended April 30, 2001 from 56.8% for the comparable quarter last year. The decrease in gross margin reflects a shift in Meret's product mix towards shipments of lower margin products.

    Selling and Marketing. Selling and marketing expenses decreased to $98,000, or 7.2% of net sales, for the quarter ended April 30, 2001 from $180,000, or 10.9% of net sales, for the comparable quarter last year. The decrease included reductions in travel and commission expenses in relation to the changes in the sales mix.

    Engineering, Research and Development. Engineering, research and development expenses increased to $81,000 or 5.9% of net sales for the quarter ended
April 30, 2001 from $27,000 or 1.6% for the comparable quarter last year.
After Meret's separation from the Optical

Networking segment, engineering expenditures were increased to update older existing products as well as new products.

    General and Administrative. Our general and administrative expenses increased to $73,000 or 5.4% of net sales for the quarter ended April 30, 2001 from $42,000 or 2.6% of net sales for the comparable quarter last year.
General and administrative expenses increased due to the separation of our Optical Networking division and the development of an infrastructure to support expected future growth.

    Other operating expenses. Other operating expenses of $93,000 for the quarter ended April 30, 2001 remained unchanged from the comparable quarter last year. These costs represent the amortization of purchased technology related to prior acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations through a combination of debt and equity financing. At April 30, 2001, our working capital was $54.8 million including $8.9 million in cash and cash equivalents.

    The amounts included in our statement of cash flows for the quarter ended April 30, 2001 are not comparable to our quarter ended April 30, 2000 amounts due to the inclusion of Entrada for only the quarter ended April 30, 2000. Readers should refer to Entrada's quarterly reports on Form 10-Q for information concerning Entrada.

    Our operating activities used cash flows of $9.4 million during the quarter ended April 30, 2001. During the quarter ended April 30, 2000 our operating activities used cash flows of $8.4 million. The increase in cash flows used by operations resulted primarily from increases in our accounts receivable and inventories, offset by decreases in other current assets and increases in accounts payable.

    To support our anticipated growth, we expect our research and development, selling and marketing, and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

    Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the customers of our optical networking products payment is required within 180 days from the date of shipment.

    Our investing activities during the quarter ended April 30, 2001 used cash flows of $1.9 million. We purchased property and equipment of $1.4 million and $438,000 in other assets. During the quarter ended April 30, 2000 our investing activities used cash flows of $4.2 million. This consisted primarily of $2.2 million in purchases of capital equipment, and $2.0 million invested in a Sorrento customer.

    Our financing activities during the quarter ended April 30, 2001 provided cash flows of $10.2 million which consisted primarily of $9.6 million in net proceeds from a private placement for issuance of our common stock, $338,000 in proceeds from option and warrant exercises, $384,000 in proceeds from long term debt offset by $194,000 in repayments of short and long term debt. During the quarter ended April 30, 2000 our financing activities provided cash flows of $45.2 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock and $1.0 million in proceeds from option and warrant exercises offset by $2.4 million in repayments of short and long term debt.

    We have a line of credit which totals $8.0 million. Outstanding borrowings against this line of credit was $1.2 million at April 30, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment.

    During March 2000, our Sorrento subsidiary completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an 'as converted' basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50 million. Since Sorrento did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request a redemption at the current liquidation preference of $48.8 million and Sorrento has received such written notices. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A stock at this time. We have engaged an investment banking firm to assist in structuring an agreement between our Sorrento subsidiary and the Series A shareholders regarding their redemption request.

    We anticipate that our available working capital, together with additional future financings including a line of credit at our Sorrento subsidiary, will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

OTHER MATTERS

    Our Sorrento subsidiary has received notice from the holders of more than 50% of its Series A Preferred Stock requesting that Sorrento redeem the Series A Preferred Stock. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A Preferred Stock at this time. We have engaged an investment banking firm to assist in structuring an agreement between our Sorrento subsidiary and the Series A Preferred Shareholders regarding their redemption request.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we are involved in various legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 26, 2001 we issued 1,525,995 of our common stock at $6.5531 per share to a group of three private institutional investors, receiving $9,645,292 in net proceeds to be used for working capital purposes. There were no underwriters in the transaction; however, we paid of fee of $300,000 to a placement agent. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. In the event we issue shares of our common stock or equity securities convertible into our common stock at a price less than $6.5531 per share the purchasers are entitled to receive additional shares of common stock in order to reduce their effective purchase price to such lower amount.

    This sale was made without general solicitation or advertising and no underwriters received fees in connection with this security sale. The purchasers were accredited and sophisticated investors with access to all relevant information necessary. The shares were issued pursuant to exemptions from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. We have filed a Registration Statement on Form S-3 covering the resale of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits
         20 Consolidated Financial Statements for the Quarter Ended April 30, 2001 (included in Part I, Item 1)
    B.   Reports on Form 8-K
              March 23, 2001        Private Placement of Common Stock

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SORRENTO NETWORKS CORPORATION
                                         (Registrant)

Date: June 14, 2001                      By:     /s/ JOE R. ARMSTRONG
                                            .............................
                                            JOE R. ARMSTRONG
                                            CHIEF FINANCIAL OFFICER
                                            PRINCIPAL ACCOUNTING OFFICER