Form 10-Q
period 2001-07-31
SORRENTO NETWORKS CORP
filed 2001-09-14
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JULY 31, 2001

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

     Common Stock, $.30 par value per share, Outstanding: 14,229,026 shares at September 12, 2001.

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
================================================================================

                                                                                 Unaudited
                                                                               July 31, 2001   January 31, 2000
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                       $   3,615        $   9,965
     Accounts receivable, net                                                      12,675           16,000
     Inventory, net                                                                28,867           14,601
     Prepaid expenses and other current assets                                      1,210              813
     Investment in marketable securities                                           25,811           50,258
---------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                      72,178           91,637
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                        17,956           16,600
---------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net                                                        838            1,023
     Other assets                                                                   1,920            2,556
     Investment in former subsidiary                                                1,266            1,307
---------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                         4,024            4,886
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $  94,158        $ 113,123
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                            $   1,180        $   1,342
     Current maturities of long term debt                                             524              422
     Accounts payable                                                              19,960            8,382
     Accrued and other current liabilities                                          8,067            9,498
---------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                 29,731           19,644
---------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                        3,922            3,819
Dividend payable                                                                    1,266            1,307
---------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                         34,919           24,770
---------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST

     Preferred stock of subsidiary;  8,954 shares issued  and
         outstanding; subsidiary liquidation preference $48,800                    48,800           48,620

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; cumulative dividends; liquidation
         preference $1,353 including accumulated dividends                              1                1
     Common stock, $.30 par value; 150,000 shares authorized; 14,238 shares issued and 14,229 shares outstanding at July 31, 2001; 12,608 shares
         issued and 12,599 shares outstanding at January 31, 2001                   4,271            3,782
     Additional paid-in capital                                                   125,107          114,994
     Notes receivable from option exercises                                        (5,034)          (5,034)
     Deferred stock compensation                                                     (569)            (880)
     Accumulated deficit                                                         (134,919)        (118,010)
     Accumulated unrealized gain on marketable securities                          21,651           44,949
     Treasury stock, at cost; 9 shares at July 31, 2001 and January 31, 2001          (69)             (69)
---------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                10,439           39,733
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  94,158        $ 113,123
===============================================================================================================


See accompanying notes to consolidated financial statements

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)
================================================================================

                                                                               Three Months Ended         Six Months Ended
                                                                                    July 31                    July 31
                                                                           -------------------------   -----------------------
                                                                             2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                  $  7,998      $ 11,376      $ 22,495      $ 21,424

COST OF SALES                                                                 6,702         7,534        16,270        15,727

------------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                         1,296         3,842         6,225         5,697
------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                                    3,836         5,512         8,149         9,226
     Engineering, research and development                                    3,425         6,465         6,726        12,386
     General and administrative                                               3,293         5,035         6,043         8,200
     Deferred compensation                                                      205           836           406           836
     Other operating expenses                                                    93            93           186         2,255
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                            10,852        17,941        21,510        32,903
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                         (9,556)      (14,099)      (15,285)      (27,206)
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income                                                           43           873           143         1,361
     Interest expense                                                          (144)         (289)         (334)         (512)
     Other income (charges)                                                    (168)           (9)         (117)           (4)
     Losses on marketable securities                                         (1,136)         --          (1,136)         --
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                        (1,405)          575        (1,444)          845
------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                    (10,961)      (13,524)      (16,729)      (26,361)

Provision for Income Taxes                                                     --            --            --            --
------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                   $(10,961)     $(13,524)     $(16,729)     $(26,361)
==============================================================================================================================

INCOME (LOSS) PER COMMON SHARE:

     PREFERRED STOCK DIVIDENDS                                                 --             579           180           976

     NET LOSS APPLICABLE TO COMMON SHARES                                  $(10,961)     $(14,103)     $(16,909)     $(27,337)
==============================================================================================================================

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING (IN THOUSANDS)                                      14,184        11,609        13,740        11,563

         NET LOSS PER COMMON SHARE                                         $  (0.77)     $  (1.21)     $  (1.23)     $  (2.36)
==============================================================================================================================

     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING (IN THOUSANDS)                                      14,184        11,609        13,740        11,563

         NET LOSS PER COMMON SHARE                                         $  (0.77)     $  (1.21)     $  (1.23)     $  (2.36)
==============================================================================================================================

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF THE FOLLOWING:

     Net loss                                                              $(10,961)     $(13,524)     $(16,729)     $(26,361)
     Unrealized gains (losses) from marketable securities:
         Unrealized holding gains (losses) arising during the period         (2,798)       65,969       (24,434)       29,406
         Reclassification adjustment for losses included in net income        1,136          --           1,136          --
------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                $(12,623)     $ 52,445      $(40,027)     $  3,045
==============================================================================================================================


See accompanying notes to consolidated financial statements

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
================================================================================

                                                                                 Six Months Ended
                                                                                      July 31
                                                                             --------------------------
                                                                                2001          2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss from operations                                                $(16,729)     $(26,361)
-------------------------------------------------------------------------------------------------------

      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                         1,648         2,361
           Accounts receivable and inventory reserves                            5,104         5,366
           Intangible assets valuation allowances                                   --           435
           Losses on marketable securities                                       1,136            --
           Deferred and other stock compensation                                   406           836
      Changes in assets and liabilities net of effects of business entity divestures:
           Increase in accounts receivable                                        (100)       (5,720)
           Increase in inventories                                             (15,444)       (3,742)
           Increase in short-term commercial paper                                  --        (8,559)
           Decrease in other current assets                                        255            62
           Increase (decrease) in accounts payable                              11,654          (110)
           Increase (decrease) in accrued and other current liabilities         (1,507)        4,455
-------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                               (13,577)      (30,977)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                        (2,596)       (7,121)
      Proceeds from sale of marketable securities                                   13            --
      Advances to affiliates, net of repayments                                     --           528
      Other assets                                                                (517)       (2,376)
-------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                (3,100)       (8,969)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term debt, net of repayments                            (162)         (807)
      Repayment of long-term debt                                                  (17)         (389)
      Proceeds from preferred stock issued by subsidiary                            --        46,638
      Proceeds from common stock                                                 9,645            --
      Proceeds from stock option exercises                                         861         2,348
-------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,327        47,790
-------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6,350)        7,844

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  9,965        13,511
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $  3,615      $ 21,355
=======================================================================================================


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying financial data as of July 31, 2001 and January 31, 2001, for the three and six months ended July 31, 2001 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2001 and for the three and six months ended July 31, 2000, have been made. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

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

         Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our Entrada shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to July 31, 2001 we distributed 29,533 of our Entrada shares upon the exercise of options and as of July 31, 2001 have reserved 1,046,045 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

         The remaining 1,106,337 Entrada shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on Nasdaq, is a separate element of stockholders' equity and is included in the computation of comprehensive income. During the quarter ended July 31, 2001, we recorded an impairment allowance of $1,087 to reflect the decline in the market value of our Entrada shares. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

NETsilicon, Inc.

           On September 15, 1999 NETsilicon, Inc. ("NSI") completed an initial public offering in which we sold 2,000,000 of our shares in NSI and in which our remaining 55.4% interest became non-voting shares until sold to a non-affiliate. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on Nasdaq, reported as a separate element of stockholders' equity and is included in the computation of comprehensive income.

         After our sale in October 2000 of 527,344 of our shares in NSI we own 6,972,656 shares of NSI, or 49.6% as of July 31, 2001. More information concerning NSI is available in its public filings with the Securities and Exchange Commission.

Deferred Stock Compensation

         We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees. During the quarters ended July 31, 2001 and 2000, and the six months ended July 31, 2001 and 2000 our subsidiary Sorrento Networks "Sorrento" amortized $157, $678, $311 and $678 respectively of the total $2,604 initially recorded for deferred stock compensation.

         For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Tax Force
(EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its consultants. During the quarters ended July 31, 2001 and 2000, and the six months ended July 31, 2001 and 2000 Sorrento recorded $48, $158, $95 and $158, respectively, for options granted to consultants.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         During the fiscal years ended January 31, 1997 we completed several business combinations which were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of intangible assets is $837 all of which pertain to our Meret Optical business segment. Amortization expense during the quarters ended July 31, 2001 and 2000 was $93 and during the six months ended July 31, 2001 and 2000 was $186. We are currently evaluating the effect, if any, the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

         SFAS 133, as amended by SFAS 137 and 138 "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000.
The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

BALANCE SHEET DETAIL

         Inventories at July 31, 2001 and January 31, 2001 consist of:

                                              July 31, 2001        January 31, 2001
                                              -------------        ----------------
              Raw material                       $ 19,582               $ 10,201
              Work in process                       4,519                  4,310
              Finished goods                        8,533                  2,882
                                                    -----                  -----
                                                   32,634                 17,393
              Less: Valuation reserve              (3,767)                (2,792)
                                                 --------               --------
                                                 $ 28,867               $ 14,601
                                                 ========               ========

         Marketable Securities - Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary and during the quarter ended July 31, 2001 we recorded an impairment loss of $1,087 against our investment in Entrada. At July 31, 2001 and January 31, 2000 marketable securities were as follows:

                                                      Unrealized
                                        Cost             Gains          Market Value
                                        ----         -------------      ------------
         July 31, 2001:
                  NETsilicon          $ 3,938           $ 21,651         $ 25,589
                  Entrada                 222                  -              222
                                      -------           --------         --------
                                      $ 4,160           $ 21,651         $ 25,811
                                      =======           ========         ========

         January 31, 2001:
                  NETsilicon          $ 3,938           $ 42,303         $ 46,241
                  Entrada               1,371              2,646            4,017
                                      -------           --------         --------
                                      $ 5,309           $ 44,949         $ 50,258
                                      =======           ========         ========

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         We have outstanding the following shares of preferred stock:

                                      Shares         Par      Liquidation
                                    Outstanding     Value     Preference
                                    -----------     -----     ----------
                  Series D             1,353         $ 1        $ 1,353
                                       =====         ===        =======

         Preferred stock dividends during the three and six months ended July 31, 2001 and 2000 consist of:

                                                Three Months Ended July 31,     Six Months Ended July 31,
                                                ---------------------------     -------------------------
                                                   2001              2000             2001          2000
                                                 --------          --------         --------      -------
         Accrued, unpaid dividends (Series A)      $  -             $  38            $   -         $  75
         Deemed dividends (Sorrento Series A)         -               541              180           901
                                                   ----             -----            -----         -----
                                                   $  -             $ 579            $ 180         $ 976
                                                   ====             =====            =====         =====

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

         During, 2000, our Sorrento completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638 from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 in this placement.

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. Since Sorrento did not complete a $50,000 public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request a redemption at the current liquidation preference of $48.8 million and Sorrento has received such written notices. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A shares at this time. We have engaged an investment banking firm to assist in structuring an agreement between Sorrento and the Series A shareholders regarding their redemption request. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 has been recorded as a deemed dividend during the period from issuance to March 31, 2001. During the six months ended July 31, 2001 and the quarter and six months ended July 31, 2000, we recorded a deemed dividend of $180, $541 and $901, respectively, with respect to the Sorrento Series A shares.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         We made sales of products to subsidiaries of two of the purchasers of Sorrento's Series A Preferred Stock. During the three and six months ended July 31, 2001 we made sales of $0 and $1,592, respectively, to the subsidiaries of the purchaser of 33.8% of the shares and those customers had outstanding receivables of $1,833 at July 31, 2001 under 180 days terms. During the three and six months ended July 31, 2001 we made sales of $1,108 and $2,292, respectively, to the subsidiaries of the purchaser of 6.2% of the shares and those customers had outstanding receivables of $626 at July 31, 2001.

STOCK OPTION PLANS

         We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At July 31, 2001 there were 4,828,993 shares under option at prices varying from $3.00 to $69.13 per share.

         In addition Sorrento adopted its 2000 Stock Option/Stock Issuance
Plan under which it has granted options to certain of its employees, directors at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, when through immediate purchase of the shares at fair value or as a bonus tied to performance milestones. No stock has been issued under the stock issuance program and at July 31, 2001 there were 17,446,021 Sorrento shares under option at prices varying from $2.00 to $6.85 per share.

         The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one. During the six months ended July 31, 2001 we issued options to acquire 5,718 of our common stock exercisable at $7.80 to $21.55 per share upon conversions of Sorrento options.

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three and six months ended July 31, 2001 and 2000.

                                               Three Months Ended July 31,         Six Months Ended July 31,
                                               ---------------------------         -------------------------
                                                   2001          2000                 2001           2000
                                                 --------      --------              --------       --------
         Net loss                                $ (10,961)   $ (13,524)           $ (16,729)     $ (26,361)
         Less: preferred dividends                       -         (579)                (180)          (976)
                                                 ---------    ---------            ---------      ---------
         Net loss available to common
           shareholders used in basic EPS        $ (10,961)   $ (14,103)           $ (16,909)     $ (27,337)
                                                 =========    =========            =========      =========

         Average number of common shares
           used in basic EPS                    14,183,611   11,608,562           13,740,247     11,563,083
                                                ==========   ==========           ==========     ==========

         We had a net loss for the three and six months ended July 31, 2001 and 2000. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                  Three Months Ended July 31,         Six Months Ended July 31,
                                                  ---------------------------         -------------------------
                                                      2001          2000                 2001           2000
                                                    --------      -------              --------       --------
         Net loss available to common
           shareholders used in basic EPS          $ (10,961)   $ (14,103)           $ (16,909)     $ (27,337)
         Preferred stock dividends                       -            -                    -              -
                                                   ---------    ---------            ---------      ---------
         Net loss available to common
           shareholders used in basic EPS          $ (10,961)   $ (14,103)           $ (16,909)     $ (27,337)
                                                   =========    =========            =========      =========

         Average number of common shares
           used in basic EPS                      14,183,611   11,608,562           13,740,247     11,563,083
         Effect of dilutive securities:
           Convertible preferred stock                   -              -                   -             -
           Stock benefit plans                       199,003    2,105,306              239,222      2,144,008
           Stock benefit plan of Sorrento             39,230          -                 47,820            -
           Warrant exercises                          61,486      106,190               31,970        118,391
                                                   ---------    ---------            ---------      ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS              14,483,330   13,820,058           14,059,259     13,825,482
                                                  ==========   ==========           ==========     ==========

         The shares issuable upon exercise of options and warrants represents the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants to acquire 8,894,558 of our common stock with exercise prices in excess of the average market price during the quarter ended July 31, 2001 are excluded because their effect would be antidilutive.

RELATED PARTY TRANSACTIONS

         During the year ended January 31, 2001 we made a 6.6% three year loan in the amount of $300 to an officer in connection with his accepting employment as our Senior Vice President, Legal. This is a full recourse loan and the officer has pledged all his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Accrued unpaid interest on this loan at July 31, 2001 was $6.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of credit exposure with any one financial institution and believe that no significant concentration of credit exists with respect to cash investments. No accounts at a single bank accounted for more than 10% of our current assets.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exist at July 31, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         The following data shows the customers accounting for more than 10% of net receivables:

                                            July 31, 2001       January 31, 2001
                                            -------------       ----------------
                  Customer A                      14.7%              20.6%
                  Customer B                      11.4               14.1
                  Customer C                       4.9               15.6
                  Customer D                       0.3                2.4
                  Customer E                      10.0                -
                  Customer F                      24.2               12.0
                  Customer G                      14.5               20.5
                  Customer H                      13.7                -
                  Customer I                      13.2                -

         The following data shows the customers accounting for more than 10% of net sales:

                                        Three Months Ended July 31,     Six Months Ended July 31,
                                              2001        2000                2001       2000
                                            --------    --------            --------   --------
                  Customer A                  22.4%         -  %              13.3%         - %
                  Customer B                  18.2          -                 18.5          -
                  Customer C                  13.9         12.8               10.2         6.8
                  Customer D                  10.4          -                  4.0        15.2
                  Customer E                   3.0          -                  3.1          -
                  Customer F                   -            -                 15.9          -
                  Customer G                   -           12.0                7.1         6.4
                  Customer H                   -            -                  7.0          -

SUBSEQUENT EVENTS

During August 200l, we completed a private placement of our 9.75% senior convertible debentures receiving net proceeds of $29.7 million. The debentures, due August 2, 2004, have a face value of $32.2 million which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock or cash. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share the conversion price and warrant exercise price are subject to adjustment.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

SEGMENT INFORMATION

                                         Sorrento       Meret     Entrada
                                         Networks      Optical   Networks         Other      Total
                                         --------      -------   --------         -----      -----
Three months ended July 31, 2001:
   Net sales to external customers        $  6,747     $  1,251    $    -        $    -     $  7,998
   Intersegment sales                          -            -           -             -           -
                                          --------     --------    ------        ------     --------
     Total net sales                         6,747        1,251         -             -        7,998
   Cost of goods sold                        5,945          757         -             -        6,702
                                          --------     --------    ------        ------     --------
     Gross profit                              802          494         -             -        1,296
                                          --------     --------    ------        ------     --------
   Operating income (loss) from
     continuing operations                  (8,941)         135         -          (750)      (9,556)

   Depreciation & amortization expense         816          136         -            85        1,037
   Valuation allowance additions             3,957           75         -             -        4,032
   Capital asset additions                   1,128            7         -            30        1,165
   Total assets                             51,483        7,861        n/a       34,814       94,158

                                         Sorrento       Meret     Entrada
                                         Networks      Optical   Networks         Other      Total
                                         --------      -------   --------         -----      -----
Three months ended July 31, 2000:
   Net sales to external customers        $  3,550     $  1,785    $6,041     $       -     $ 11,376
   Intersegment sales                          -            -           -             -            -
                                          --------     --------    ------        ------     --------
     Total net sales                         3,550        1,785     6,041             -       11,376
   Cost of goods sold                        2,782        1,057     3,695             -        7,534
                                          --------     --------    ------        ------     --------
     Gross profit                              768          728     2,346             -        3,842
                                          --------     --------    ------        ------     --------
   Operating income (loss) from
     continuing operations                 (12,533)         375      (622)       (1,319)     (14,099)

   Depreciation & amortization expense         833          123       399             1        1,356
   Valuation allowance additions               686          177        22             -          885
   Capital asset additions                   2,396           29       133             7        2,565
   Total assets                             25,624        8,853    11,893       232,590      278,960

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

SEGMENT INFORMATION (continued)

                                         Sorrento       Meret     Entrada
                                         Networks      Optical   Networks         Other      Total
                                         --------      -------   --------         -----      -----
Six months ended July 31, 2001:
   Net sales to external customers        $ 19,886     $  2,609    $    -        $    -     $ 22,495
   Intersegment sales                          -            -           -             -            -
                                          --------     --------    ------        ------     --------
     Total net sales                        19,886        2,609         -             -       22,495
   Cost of goods sold                       14,611        1,659         -             -       16,270
                                          --------     --------    ------        ------     --------
     Gross profit                            5,275          950         -             -        6,225
                                          --------     --------    ------        ------     --------
   Operating income (loss) from
     continuing operations                 (13,571)         247         -        (1,961)     (15,285)

   Depreciation & amortization expense       1,213          272         -           163        1,648
   Valuation allowance additions             4,356          247         -           500        5,103
   Capital asset additions                   2,524           11         -            61        2,596
   Total assets                             51,483        7,861        n/a       34,814       94,158

                                         Sorrento       Meret     Entrada
                                         Networks      Optical   Networks         Other      Total
                                         --------      -------   --------         -----      -----
Six months ended July 31, 2000:
   Net sales to external customers        $  8,234     $  3,439    $9,751        $    -     $ 21,424
   Intersegment sales                          -            -           -             -            -
                                          --------     --------    ------        ------     --------
     Total net sales                         8,234        3,439     9,751             -       21,424
   Cost of goods sold                        4,862        1,772     9,093             -       15,727
                                          --------     --------    ------        ------     --------
     Gross profit                            3,372        1,667       658             -        5,697
                                          --------     --------    ------        ------     --------
   Operating income (loss) from
     continuing operations                 (18,426)         972    (7,593)      (2,159)      (27,206)

   Depreciation & amortization expense       1,232          246       881            2         2,361
   Valuation allowance additions               748          300     4,753            -         5,801
   Capital asset additions                   4,544           51       184        2,342         7,121
   Total assets                             25,624        8,853    11,893      232,590       278,960

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of our Annual Report on Form 10-K, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained therein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

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

Entrada Networks

On August 31, 2000, we completed a merger of our Entrada subsidiary with Sync Research, Inc. a Nasdaq listed company. After the merger, our purchase of Sync shares prior to the merger and our purchase of shares for cash from Entrada we owned 48.9% of the merged entity which changed its name to Entrada Networks. Pursuant to our plans adopted prior to the merger, we distributed one-fourth shares of an Entrada share for each of our outstanding shares and reserved a similar number for each unexercised option and warrant to acquire our common stock outstanding on the record date. After the distribution and reserve for options and warrants we own approximately 10.1% of Entrada and account for this remaining interest as an "available for sale security" which is marked to market at the end of each period.

The amounts included in our fiscal 2002 year are not comparable to our fiscal 2000 year due to the inclusion of Entrada Networks only through the August 31, 2000 merger. Additional information regarding the Entrada is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.


Results of Operations/Comparison of the Quarters and Six Months Ended July 31, 2001 and 2000

Net sales. Our consolidated net sales were $8.0 million for the quarter ended July 31, 2001 compared to $11.4 million for the three months ended July 31, 2000, a decrease of 29.8%. This decrease in net sales reflects an increase of $3.1 million at our subsidiary Sorrento Networks ("Sorrento") and a decrease of $534,000 at Meret Optical Communications ("Meret"). The remaining decline was related to Entrada Networks. During the six months ended July 31, 2001 our net sales increased to $22.5 million from $21.4 million for the comparable six months ended July 31, 2000, an increase of 5.1%. This increase in net sales reflects a $11.7 million increase at Sorrento, and an $860,000 decrease at Meret. The remaining decline was related to Entrada.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit decreased to $1.3 million for the quarter ended July 31, 2001 from $3.8 million for the comparable quarter last year. This decrease reflects a $34,000 increase at Sorrento offset by $234,000 decrease at Meret. The remaining decline was related to Entrada. Consolidated gross profit increased to $6.2 million, or by 8.7%, for the six months ended July 31, 2001 from $5.7 million for the six months ended July 31, 2000. This increase reflects a $1.9 million increase at Sorrento, partially offset by a $747,000 decrease at Meret and $658,000 for Entrada.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. We will continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. Our consolidated selling and marketing expenses decreased to $3.8 million, or 47.5% of net sales, for quarter ended July 31, 2001 from $5.5 million, or 48.2% of net sales for the comparable quarter last year. Approximately $400,000 of this decrease was related to Sorrento. The remaining decrease was related to Entrada. Our selling and marketing expenses decreased to $8.1 million, or 36.0% of net sales, during the six months ended July 31, 2001 from $9.2 million, or 43.0% of net sales, for the comparable six month period last year. Sorrento's selling expenses increased by $1.3 million for the six months ended July 31, 2001 from the comparable six month period last year which was offset by the decrease related to Entrada.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We expect research and development costs to increase as our sales increase. Our consolidated engineering, research and development expenses decreased to $3.4 million, or 42.5% of net sales, for the quarter ended July 31, 2001 from $6.5 million, or 57.0% of net sales, for the comparable period last year. Sorrento accounted for $1.8 million of this decrease. The remaining decrease was related to Entrada. During the six months ended July 31, 2001, our consolidated engineering, research and development expenses decreased to $6.7 million, or 29.8% of net sales, from $12.4 million, or 57.9% of net sales, for the comparable six month period last year. Sorrento's engineering, research and development expenses decreased $2.8 million for the six months ended July 31, 2001 from the comparable six month period last year and the remaining decrease was related to Entrada.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Our consolidated general and administrative expenses decreased to $3.3 million, or 41.3% of net sales, for the quarter ended July 31, 2001 from $5.0 million, or 43.9 % of net sales, for the comparable quarter ended last year. Approximately $900,000 of this decrease was related to Sorrento. The remaining decrease related to Entrada. Our consolidated general and administrative expenses decreased to $6.0 million, or 26.7% of net sales, for the six months ended July 31, 2001 from $8.2 million, or 38.3% of net sales, for the comparable period last year. Sorrento accounted for $1.2 million of this decrease and the remaining decrease primarily related to Entrada.

Other operating expenses. Other operating expenses for the quarters and six months ended July 31, 2001 and 2000 include $93,000 and $186,000, respectively, of amortization of purchased technology related to acquisitions included in Meret. During the six months ended July 31, 2000, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs of Entrada.

Other income (charges). Other income (charges) decreased to $1.4 million charges for the quarter ended July 31, 2001 from $575,000 income for the comparable period last year. Investment income declined by $830,000 during the quarter ended July 31, 2001 from the comparable period last year due to reduced investments of our cash surplus cash in short-term investments as well as reduced interest received on customer financing receivables. Our interest expense decreased by $190,000 for the quarter ended July 31, 2001 from the comparable quarter last year due to reductions in our short-term borrowings. Other charges increased by $159,000 during the quarter ended July 31, 2001 from the comparable period last year primarily as the result of foreign currency exchanges. Losses on marketable securities during the quarter ended July 31, 2001 include a $1.1 million impairment allowance on our available for sale investment in Entrada and realized losses on sales of Entrada shares. During the six months ended July 31, 2001 other income (charges) decreased to $1.4 million charges from $845,000 million income for the comparable six months last year. The decrease reflects a decrease in investment income of $1.2 million related to reduced investments of surplus cash in short term investments as well as reduced interest received on customer financing receivables. Our interest expense decreased by $178,000 for the six months ended July 31, 2001 from the comparable six months last year due to reduced short-term borrowings. Other charges increased by $113,000 during the six months ended July 31, 2001 from the comparable period last year primarily as the result of foreign currency exchanges.

Income taxes. There was no provision for income taxes for quarters and six months ended July 31, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Sorrento Networks

Net sales. Net sales increased 91.4% to $6.7 million for the three months ended July 31, 2001 from $3.6 million for the comparable quarter last year. During the three months ended July 31, 2001, we shipped product to fourteen customers of which four customers represented over 75% of our net sales. During the quarter ended July 31, 2000, we shipped product to five customers of which two customers represented over 75% of our net sales. Net sales increased by 142.7% to $19.9 million for the six months ended July 31, 2001 from $8.2 million for the comparable period last year. During the six months ended July 31, 2001, we shipped product to sixteen customers of which six customers represented over 75% of our net sales. During the six months ended July 31, 2000, we shipped product to eleven customers of which four customers represented over 75% of our net sales. Sales to our international customers increased to 57.1% of our net sales during the quarter ended July 31, 2001 from 38.5% during the comparable quarter last year. For the six months ended July 31, 2001 sales to international customers increased to 45.5% of our net sales from 24.7% during the comparable period last year. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

Gross profit. Gross profit increased by 4.4% to $802,000 for the quarter ended July 31, 2001 from $768,000 for the comparable quarter last year. Our gross margin decreased to 12.0% of net sales for the quarter ended July 31, 2001 from 21.3% of net sales for the comparable quarter last year. Gross profit for the six months ended July 31, 2001 increased by 55.9% to $5.3 million from $3.4 million for the comparable period last year. Our gross margin for the six months ended July 31, 2001 decreased to 26.6% of net sales from 41.5% for the comparable period last year. The decline in gross margin for the quarter and six months ended July 31, 2001 results from changes in our product mix, increases in our obsolescence reserve and increases in manufacturing costs.

Selling and marketing. Selling and marketing expenses decreased to $3.7 million, or 55.2% of net sales, for the quarter ended July 31, 2001 from $4.1 million, or 113.9% of net sales for the comparable quarter last year. For the six month period ended July 31, 2001 selling and marketing expenses increased to $7.9 million, or 39.7% of net sales from $6.6 million, or 80.5% of net sales. The decrease in sales and marketing expenses for the three months ended July 31, 2000 is primarily the result of decreases in trade show participation, advertising and promotion and recruitment. The increase in sales and marketing expenses for the six months ended July 31, 2001 is primarily the result of increased operating expenses related to opening three foreign sales offices located in Beijing, Singapore and the Netherlands and increased field service expenses. We increased our sales and marketing personnel to 76 at July 31, 2001 from 57 at July 31, 2000. We are continually evaluating our resource requirements and will plan accordingly for any additions necessary to expand our domestic and international sales force and marketing efforts.

Engineering, research and development. Engineering, research and development expenses decreased to $3.3 million, or 49.3% of net sales, for the quarter ended July 31, 2001 from $5.1 million, or 141.7% of net sales, for the comparable quarter last year. For the six months ended July 31, 2001 engineering, research and development expenses decreased to $6.6 million, or 33.2% of net sales from $9.4 million, or 114.6% of net sales. The decreases were primarily due to the completion and conversion of an existing project into production and reduced project material and consulting expenses. The decrease is also the result of decreased relocation and travel expenses. We increased our research and development personnel to 95 at July 31, 2001 from 88 at July 31, 2000. We expect our research and development expenses to increase in future periods as sales increase to support our efforts in our continued development of end-to-end optical networking solutions for the metropolitan market.

General and administrative. General and administrative expenses decreased to $2.5 million, or 37.3% of net sales, for the quarter ended July 31, 2001 from $3.4 million, or 94.4% of net sales, for the comparable quarter last year. For the six months ended July 31, 2001 general and administrative expenses decreased to $4.0 million, or 20.1% of net sales from $5.2 million, or 63.4% of net sales. During the three and six month periods, our legal and professional expenses decreased in comparison to last year where substantially higher expenses were incurred in anticipation of a public offering. This decrease was partially offset by increases to our bad debt allowance as well as increased personnel and personnel related expenses incurred to build our infrastructure needed to support our planned growth. We have increased our general and administrative personnel to 29 at July 31, 2001 from 24 at July 31, 2000.

Deferred and other stock compensation. Deferred and other stock compensation for the quarter and six months ended July 31, 2001 includes $157,000 and $311,000 of amortization of deferred stock compensation and $48,000 and $95,000 of amortization of the value of stock options granted to consultants, respectively. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

Meret Optical Communications

Net sales. Net sales for Meret decreased to $1.3 million, or by 27.8%, for the quarter ended July 31, 2001 from $1.8 million for the for the comparable quarter last year. During the six months ended July 31, 2001 net sales decreased to $2.6 million, or by 23.5%, from $3.4 million for the comparable six months last year. The decline in net sales results from the decrease in product demand for the legacy product family.

Gross Profit. Gross profit decreased to $494,000, or by 32.1%, for the quarter ended July 31, 2001 from $728,000 for the comparable quarter last year. Meret's gross margins decreased to 38.0% for the quarter ended July 31, 2001 from 40.4% for the comparable quarter last year. During the six months ended July 31, 2001 Meret's gross profit decreased to $950,000, or by 44.1%, from $1.7 million for the six months ended July 31, 2000. Meret's gross margins decreased to 36.5% for the six months ended July 31, 2000 from 50.0% for the six months ended July 31, 2000. The decrease in gross margin reflects a shift in Meret's product mix towards shipments of lower margin products.

Selling and Marketing. Selling and marketing expenses increased to $122,000 or 9.4% of net sales, for the quarter ended July 31, 2001 from $105,000, or 5.8% of net sales, for the comparable period last year. For the six months ended July 31, 2001, selling and marketing expenses decreased to $220,000, or 8.5% of net sales, from $285,000, or 8.3% of net sales, for the six months ended July 31, 2000. The decrease results primarily from a decline in external sales commissions directly related to the decrease in net sales from the comparable period last year.

Engineering, Research and Development. Engineering, research and development expenses increased to $88,000 or 6.8% of net sales, for the quarter ended July 31, 2001 from $59,000 or 3.3% of net sales for the comparable quarter last year. During the six months ended July 31, 2001 engineering expenses increased to $169,000 or 6.5% of net sales, from $87,000 for 2.6% of net sales for the comparable six months last year. The increase is attributable to expenditures to update existing products.

General and Administrative. General and administrative expenses decreased to $54,000 or 4.2% of net sales for the quarter ended July 31, 2001 from $96,000 or 5.3% of net sales for the comparable quarter last year. The decrease is primarily attributable to reductions in allowances for bad debts. During the six months ended July 31, 2001, general and administrative expenses decreased slightly to $127,000 from $138,000 for the comparable six months last year.

Other operating expenses. Other operating expenses of $93,000 and $186,000 for the quarter and six months ended July 31, 2001 remained unchanged compared to the comparable quarter and six months last year. These costs represent the amortization of purchased technology related to prior acquisitions.

Liquidity and Capital Resources

We finance our operations through a combination of debt and equity financing. At July 31, 2001, our working capital was $42.5 million including $3.6 million in cash and cash equivalents.

The amounts included in our statement of cash flows for the six months ended July 31, 2001 are not comparable to our six months ended July 31, 2000 amounts due to the inclusion of Entrada for only the six months ended July 31, 2000. Readers should refer to Entrada's quarterly reports on Form 10-Q for information concerning Entrada.

Our operating activities used cash flows of $13.6 million during the six months ended July 31, 2001. During the six months ended July 31, 2000 our operating activities used cash flows of $31.0 million. The decreases in cash flows used by operations results primarily from the decrease in our net loss and increases in accounts payable partially offset by increases in inventory and decreases in accrued and other current liabilities.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the Sorrento customers payment is required within 180 days from the date of shipment.

Our investing activities during the six months ended July 31, 2001 used cash flows of $3.1 million. We purchased property and equipment of $2.6 million and $517,000 in other assets. During the six months ended July 31, 2000 the investing activities used cash flows of $9.0 million. This consisted primarily of $7.1 million in purchases of capital equipment, and $2.0 million invested in a Sorrento customer. We expect our investments in property and equipment will increase as sales increase.

Our financing activities during the six months ended July 31, 2001 provided cash flows of $10.3 million which consisted of $9.6 million in net proceeds from a private placement for issuance of our common stock and $861,000 in proceeds from option and warrant exercises offset by repayments of short and long term debt. During the six months ended July 31, 2000 the financing activities provided cash flows of $47.8 million which consisted of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock and $2.3 million in proceeds from option and warrant exercises offset by repayments of short and long term debt.

We have a line of credit which totals $8.0 million. Outstanding borrowings against this line of credit was $1.2 million at July 31, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment.

During March 2000, our Sorrento subsidiary completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50 million. Since our Sorrento subsidiary did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. Our Sorrento subsidiary has received notice from the holders of more than 50% of its Series A Preferred Stock requesting that Sorrento redeem the Series A Preferred Stock which has a liquidation preference of $48.8 million. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A Preferred Stock at this time. We have engaged an investment banking firm to assist in structuring an agreement between our Sorrento subsidiary and the Series A Preferred Shareholders regarding their redemption request.

During August 200l, we completed a private placement of our 9.75% senior convertible debentures receiving net proceeds of $29.7 million. The debentures, due August 2, 2004, have a face value of $32.2 million which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock or cash. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share the conversion price and warrant exercise price are subject to adjustment.

We anticipate that our available working capital, together with additional financings including a line of credit at our Sorrento subsidiary, will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate our future growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

During the fiscal years ended January 31, 1997 we completed several business combinations which were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of intangible assets is $837 all of which pertain to our Meret Optical business segment. Amortization expense during the quarters ended July 31, 2001 and 2000 was $93 and during the six months ended July 31, 2001 and 2000 was $186. We are currently evaluating the effect, if any, the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

SFAS 133 as amended by SFAS 137 and 138 "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

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

On September 10, 2001, holders of outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. We are requesting such consent from the holders of these shares. Our management does not believe that the preliminary injunction will prevent us from making capital contributions to our Sorrento subsidiary.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

          On September 10, 2001, holders of outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. We are requesting such consent from the holders of these shares. Our management does not believe that the preliminary injunction will prevent us from making capital contribution to our Sorrento subsidiary.

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

          Not Applicable

ITEM 5:   OTHER INFORMATION

          Not Applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits

          20 Consolidated Financial Statements for the Quarter Ended July 31, 2001 (included in Part I, Item 1)

       B. Reports on Form 8-K

                     June 1, 2001            Fiscal 2002 First Quarter Results
                     August 3, 2001          Convertible Debentures Placement

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SORRENTO NETWORKS CORPORATION
(Registrant)




By:  /s/ Joe R. Armstrong                              Date:  September 14, 2001
   -----------------------------------
     Joe R. Armstrong,
     Chief Financial Officer
     Principal Accounting Officer