Form 10-Q
period 2001-10-31
SORRENTO NETWORKS CORP
filed 2001-12-17
CIK 812491

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

    Common Stock, $.30 par value per share, Outstanding: 13,989,037 shares at December 12, 2001.

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

________________________________________________________________________________

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2001          2001
                                                                 ----          ----
                                                              (Unaudited)
                                                                   (In thousands)
                           ASSETS
CURRENT ASSETS
    Cash and equivalents....................................   $  13,329     $   9,965
    Restricted cash.........................................      10,314            --
    Accounts receivable, net................................      10,691        16,000
    Inventory, net..........................................      19,576        14,601
    Prepaid expenses and other current assets...............       1,629           813
    Investment in marketable securities.....................      20,464        50,258
                                                               ---------     ---------
        TOTAL CURRENT ASSETS................................      76,003        91,637
                                                               ---------     ---------
PROPERTY AND EQUIPMENT, NET.................................      18,106        16,600
                                                               ---------     ---------
OTHER ASSETS
    Purchased technology, net...............................         745         1,023
    Other assets............................................       2,465         2,556
    Investment in former subsidiary.........................       1,061         1,307
                                                               ---------     ---------
        TOTAL OTHER ASSETS..................................       4,271         4,886
                                                               ---------     ---------
TOTAL ASSETS................................................   $  98,380     $ 113,123
                                                               ---------     ---------
                                                               ---------     ---------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term debt.........................................   $   1,239     $   1,342
    Current maturities of long term debt....................          32           422
    Accounts payable........................................      10,061         8,382
    Accrued and other current liabilities...................       8,344         9,498
                                                               ---------     ---------
        TOTAL CURRENT LIABILITIES...........................      19,676        19,644
                                                               ---------     ---------
Long-term debt and capital lease obligations................       3,938         3,819
Debentures payable..........................................       4,963            --
Dividend payable............................................       1,061         1,307
                                                               ---------     ---------
        TOTAL LIABILITIES...................................      29,638        24,770
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST
    Preferred stock of subsidiary; 8,954 shares issued and
      outstanding; subsidiary liquidation preference
      $48,800...............................................      48,800        48,620
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; cumulative dividends;
      liquidation preference $1,353 including accumulated
      dividends.............................................           1             1
    Common stock, $.30 par value; 16,667 shares authorized;
      14,505 shares issued and 14,496 shares outstanding at
      October 31, 2001; 12,608 shares issued and 12,599
      shares outstanding at January 31, 2001................       4,351         3,782
    Additional paid-in capital..............................     152,826       114,994
    Receivable from option exercises........................      (2,334)       (5,034)
    Deferred stock compensation.............................        (412)         (880)
    Accumulated deficit.....................................    (150,843)     (118,010)
    Accumulated unrealized gain on marketable securities....      16,422        44,949
    Treasury stock, at cost; 9 shares and 9 shares at
      October 31, 2001 and January 31, 2001, respectively...         (69)          (69)
                                                               ---------     ---------
        TOTAL STOCKHOLDERS' EQUITY..........................      19,942        39,733
                                                               ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $  98,380     $ 113,123
                                                               ---------     ---------
                                                               ---------     ---------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        OCTOBER 31              OCTOBER 31
                                                   ---------------------   ---------------------
                                                     2001        2000        2001        2000
                                                   ---------   ---------   ---------   ---------
                                                     (In thousands, except per share amounts)
NET SALES........................................  $ 10,066    $  10,849   $ 32,561    $  32,273
COST OF SALES....................................     8,745        7,340     25,015       23,067
                                                   --------    ---------   --------    ---------
    GROSS PROFIT.................................     1,321        3,509      7,546        9,206
                                                   --------    ---------   --------    ---------
OPERATING EXPENSES
    Selling and marketing                             4,099        4,335     12,248       13,561
    Engineering, research and development........     3,511        5,707     10,237       18,093
    General and administrative...................     3,361        4,186      9,404       12,386
    Deferred compensation........................       203          400        609        1,236
    Other operating expenses.....................     2,793           93      2,979        2,348
                                                   --------    ---------   --------    ---------
        TOTAL OPERATING EXPENSES.................    13,967       14,721     35,477       47,624
                                                   --------    ---------   --------    ---------
LOSS FROM OPERATIONS.............................   (12,646)     (11,212)   (27,931)     (38,418)
                                                   --------    ---------   --------    ---------
OTHER INCOME (CHARGES)
    Investment income............................       186          494        329        1,855
    Interest expense.............................    (3,500)        (234)    (3,834)        (746)
    Other income (charges).......................        83           --        (34)          (4)
    Gains (losses) on marketable securities......       (47)       4,049     (1,183)       4,049
                                                   --------    ---------   --------    ---------
        TOTAL OTHER INCOME (CHARGES).............    (3,278)       4,309     (4,722)       5,154
                                                   --------    ---------   --------    ---------
LOSS BEFORE INCOME TAXES.........................   (15,924)      (6,903)   (32,653)     (33,264)
Provision for Income Taxes.......................        --           --         --           --
                                                   --------    ---------   --------    ---------
NET LOSS.........................................  $(15,924)   $  (6,903)  $(32,653)   $ (33,264)
                                                   --------    ---------   --------    ---------
                                                   --------    ---------   --------    ---------
INCOME (LOSS) PER COMMON SHARE:
    PREFERRED STOCK DIVIDENDS....................        --          579        180        1,555
    NET LOSS APPLICABLE TO COMMON SHARES.........  $(15,924)   $  (7,482)  $(32,833)   $ (34,819)
                                                   --------    ---------   --------    ---------
                                                   --------    ---------   --------    ---------
    BASIC
        WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING (IN THOUSANDS).............    14,316       11,845     13,891       11,658
        NET LOSS PER COMMON SHARE................  $  (1.11)   $   (0.63)  $  (2.36)   $   (2.99)
                                                   --------    ---------   --------    ---------
                                                   --------    ---------   --------    ---------
    DILUTED
        WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING (IN THOUSANDS).............    14,316       11,845     13,891       11,658
        NET LOSS PER COMMON SHARE................  $  (1.11)   $   (0.63)  $  (2.36)   $   (2.99)
                                                   --------    ---------   --------    ---------
                                                   --------    ---------   --------    ---------
COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST
  OF THE FOLLOWING:
    Net loss.....................................  $(15,924)   $  (6,903)  $(32,653)   $ (33,264)
    Unrealized gains (losses) from marketable
      securities:
        Unrealized holding losses arising during
          the period.............................    (5,276)    (100,082)   (29,710)     (66,623)
        Reclassification adjustment for (gains)
          losses included in net income..........        47           --      1,183       (4,049)
                                                   --------    ---------   --------    ---------
            COMPREHENSIVE INCOME (LOSS)..........  $(21,153)   $(106,985)  $(61,180)   $(103,936)
                                                   --------    ---------   --------    ---------
                                                   --------    ---------   --------    ---------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  OCTOBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from operations................................  $(32,653)  $(33,264)
                                                              --------   --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................     1,910      3,345
        Accounts receivable, option receivables and
          inventory reserves................................     8,201      5,416
        Expense paid through issuances of securities........       516         --
        (Gains) losses on marketable securities.............     1,183     (4,049)
        Non-cash interest on debentures.....................     2,466         --
        Deferred and other stock compensation...............       609      1,236
    Changes in assets and liabilities net of effects of
      business entity divestures:
        Increase in restricted cash.........................   (10,314)        --
        Decrease (increase) in accounts receivable..........     3,921    (12,127)
        Increase in inventories.............................    (8,587)    (6,732)
        (Increase) decrease in other current assets.........      (335)       491
        Increase in accounts payable........................     1,716      1,061
        Increase (decrease) in accrued and other current
          liabilities.......................................    (1,603)     5,987
                                                              --------   --------
            NET CASH USED IN OPERATING ACTIVITIES...........   (32,970)   (38,636)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment......................    (3,138)   (12,473)
    Cash received from sale of marketable securities........        82      4,219
    Other receivables.......................................      (285)       808
    Other assets............................................      (603)      (343)
    Expenditures for investments............................        --     (6,929)
    Cash of former subsidiary...............................        --     (6,961)
                                                              --------   --------
            NET CASH USED IN INVESTING ACTIVITIES...........    (3,944)   (21,679)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt, net of repayments........      (103)      (211)
    Proceeds from long-term debt............................       167      2,417
    Repayment of long-term debt.............................       (26)      (402)
    Proceeds from debentures................................    29,749         --
    Proceeds from preferred stock issued by subsidiary......        --     46,638
    Proceeds from common stock issued by former
      subsidiary............................................        --      7,851
    Proceeds from common stock..............................     9,630         --
    Proceeds from stock option exercises....................       861      3,246
                                                              --------   --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES.......    40,278     59,539
                                                              --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     3,364       (776)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     9,965     13,511
                                                              --------   --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 13,329   $ 12,735
                                                              --------   --------
                                                              --------   --------

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (In Thousands, except share and per share amounts)

    Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the 'Company,' 'We,' 'Our,' or 'Us') through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the 'enterprise' segment of the networking marketplace. We have facilities in San Diego, California, Santa Monica, California and Fremont, California. In addition, we have various sales offices located in the United States, Europe and Asia. Our former subsidiary, Entrada Networks is located in Irvine, California. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying financial data as of October 31, 2001 and January 31, 2001, for the three and nine months ended October 31, 2001 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2001.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2001 and for the three and nine months ended October 31, 2000, have been made. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the operating results for the full year.

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

    Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our Entrada shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to October 31, 2001 we distributed 29,533 of our Entrada shares upon the exercise of options and as of October 31, 2001 have reserved 877,218 shares for future exercises of options and warrants. The cost basis of these reserved shares and related

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

    The remaining 695,478 Entrada shares owned by us, which includes 193,714 shares attributable to eligible options which lapsed unexercised, are accounted for as an 'available for sale security'. Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on Nasdaq, is a separate element of stockholders' equity and is included in the computation of comprehensive income. In July 2001 we recorded an impairment allowance of $1,087 to reflect the decline in the market value of our Entrada shares. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

NETSILICON, INC.

    On September 15, 1999 NETsilicon, Inc. ('NSI') completed an initial public offering in which we sold 2,000,000 of our shares in NSI and in which our remaining 55.4% interest became non-voting shares until sold to a non-affiliate. Accordingly, the accompanying financial statements reflect the results of operations of NSI through September 14, 1999 at which time our remaining interest is accounted for as an 'available for sale security.' Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on Nasdaq, reported as a separate element of stockholders' equity and is included in the computation of comprehensive income.

    After our sale in October 2000 of 527,344 of our shares in NSI we own 6,972,656 shares of NSI, or 49.6% as of October 31, 2001. More information concerning NSI is available in its public filings with the Securities and Exchange Commission.

DEFERRED STOCK COMPENSATION

    We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees. During the quarters ended October 31, 2001 and 2000, and the nine months ended October 31, 2001 and 2000, our subsidiary Sorrento Networks ('Sorrento') amortized $157, $303, $468 and $981 respectively of the total $2,604 initially recorded for deferred stock compensation.

    For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, 'Accounting for stock-Based Compensation,' and Emerging Issues Tax Force (EITF) 96-18, 'Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.' All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its consultants. During the quarters ended October 31, 2001 and 2000, and the nine months ended October 31, 2001 and 2000 Sorrento recorded $46, $97, $141 and $255, respectively, for options granted to consultants.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Restatements of previously issued annual financial statements is not permitted, however, comparative financial information for earlier periods shall reflect required reclassifications in presentation. SFAS 144 requires long-lived assets of continuing and discontinued operations be measured at the lesser of carrying amount or fair value less estimated selling costs. The assets and liabilities of discontinued operations shall be presented separately in the asset and liability sections of the balance rather than shown as net realizable value. We do not believe the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS 143, 'Accounting for Asset Retirement Obligations' effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recognition of the fair value of liabilities for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board finalized SFAS 141, 'Business Combinations', and SFAS 142, 'Goodwill and Other Intangible Assets'. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    During the fiscal years ended January 31, 1997 we completed several business combinations which were accounted for using the purchase method. As of October 31, 2001, the net carrying amount of intangible assets is $745 all of which pertain to our Meret Optical business segment. Amortization expense during the quarters ended October 31, 2001 and 2000 was $93 and during the nine months ended October 31, 2001 and 2000 was $279. We are currently evaluating the effect, if any, the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

    SFAS 133, as amended by SFAS 137 and 138, 'Accounting for Derivative Instruments and Hedging Activities,' is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' and SOP 98-5, 'Reporting on the Costs of Start-up Activities,' effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

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

BALANCE SHEET DETAIL

    Inventories at October 31, 2001 and January 31, 2001 consist of:

                                                OCTOBER 31, 2001   JANUARY 31, 2001
                                                ----------------   ----------------
Raw material..................................      $12,926            $10,201
Work in process...............................        5,053              4,310
Finished goods................................        8,304              2,882
                                                    -------            -------
                                                     26,283             17,393
Less: Valuation reserve.......................       (6,707)            (2,792)
                                                    -------            -------
                                                    $19,576            $14,601
                                                    -------            -------
                                                    -------            -------

    Marketable Securities -- Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary and during the quarter ended July 31, 2001 we recorded an impairment loss of $1,087 against our investment in Entrada. During the quarter ended October 31, 2001 we incurred losses of $47 on the sale of 579,686 shares of Entrada. During the nine months ended October 31, 2001 we incurred losses of $96 on sales of 630,486 shares of Entrada. At October 31, 2001 and January 31, 2000 marketable securities were as follows:

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

                                                        UNREALIZED
                                                COST      GAINS      MARKET VALUE
                                               ------     -----      ------------
October 31, 2001:
    NETsilicon...............................  $3,938    $16,422       $20,360
    Entrada..................................     104         --           104
                                               ------    -------       -------
                                               $4,042    $16,422       $20,464
                                               ------    -------       -------
                                               ------    -------       -------
January 31, 2001:
    NETsilicon...............................  $3,938    $42,303       $46,241
    Entrada..................................   1,371      2,646         4,017
                                               ------    -------       -------
                                               $5,309    $44,949       $50,258
                                               ------    -------       -------
                                               ------    -------       -------

    Debentures -- During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29,749. The debentures, due August 2, 2004, have a face value of $32,200 which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share and the placement agent received five year warrants to acquire 111,651 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share or at a discount to the then market price the conversion price and warrant exercise price are subject to adjustment.

    In accordance with Emerging Issues Task Force ('EITF') No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash will be amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the three and nine months ended October 31, 2001 of $3,249 included the stated 9.75% interest of $783 which is paid in common stock, amortization of issuance costs of $203 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $2,263. We issued 267,399 shares of our common stock in payment of $516 interest. At October 31, 2001 debentures payable consists of:

Face Value..................................................  $ 32,200
Issuance costs..............................................    (2,451)
Value of warrants and deemed beneficial
  Conversion feature........................................   (27,252)
                                                              --------
        Debenture book value at issuance....................     2,497
Accumulated amortization of
  Issuance costs............................................       203
    Value of warrants and deemed beneficial conversion
      feature...............................................     2,263
                                                              --------
                                                              $  4,963
                                                              --------
                                                              --------

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

           1,000 shares of Preferred Stock, Series B

           100,000 shares of Preferred Stock, Series C

           3,000 shares of Preferred Stock, Series D

           1,000,000 shares of Preferred Stock, Series E

           1,000,000 shares of Preferred Stock, Series F

    We have outstanding the following shares of preferred stock:

                                                    SHARES       PAR    LIQUIDATION
                                                  OUTSTANDING   VALUE   PREFERENCE
                                                  -----------   -----   ----------
Series D........................................     1,353       $1       $1,353
                                                     -----       --       ------
                                                     -----       --       ------

    Preferred stock dividends during the three and nine months ended October 31, 2001 and 2000 consist of:

                                             THREE MONTHS                NINE MONTHS
                                           ENDED OCTOBER 31,          ENDED OCTOBER 31,
                                           -----------------         -------------------
                                           2001         2000         2001          2000
                                           ----         ----         ----          ----
Accrued, unpaid dividends (Series A).....  $ --         $ 38         $ --         $  113
Deemed dividends (Sorrento Series A).....    --          541          180          1,442
                                           ----         ----         ----         ------
                                           $ --         $579         $180         $1,555
                                           ----         ----         ----         ------
                                           ----         ----         ----         ------

OTHER CAPITAL STOCK TRANSACTIONS

    In March 2001, we completed a private placement of 1,525,995 unregistered shares of our common stock receiving net proceeds of $9,645. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. If we issue shares of our common stock or equity securities convertible into our common stock at a price less than $6.5531 per share for an aggregate purchase price of $10,000, the purchasers are entitled to receive additional shares of common stock. If we issue common stock or equivalents at a price less than the warrant exercise price the warrant exercise price is subject to adjustment. During October 2001 the warrant exercise price was reduced to $1.93 per share.

    During 2000, our Sorrento subsidiary ('Sorrento') completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638 from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 shares in this placement. One of our present outside directors, who was not a director at that time, purchased 183,486 shares in this placement. In addition, he is a director of Liberty Media Corporation which owns an 11% economic interest representing a 37% voting interest in UGC. The purchaser of 3,027,523 shares in this placement is an indirect subsidiary of UGC. Liberty Media also holds convertible debt in this Series A holder which debt it has agreed to exchange for shares in UGC.

    Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an 'as converted' basis except for

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. Since Sorrento did not complete a $50,000 public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request a redemption at the current liquidation preference of $48.8 million and Sorrento has received such written notices. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A shares at this time. We have engaged an investment banking firm to assist in structuring an agreement between Sorrento and the Series A shareholders regarding their redemption request. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 has been recorded as a deemed dividend during the period from issuance to March 31, 2001. During the nine months ended October 31, 2001 and the quarter and nine months ended October 31, 2000, we recorded a deemed dividend of $180, $541 and $1,442, respectively, with respect to the Sorrento Series A shares.

    We made sales of products to affiliates of two of the purchasers of Sorrento's Series A Preferred Stock. During the three and nine months ended October 31, 2001 we made sales of $292 and $1,884, respectively, to affiliates of the purchaser of 33.8% of the shares and these customers had outstanding receivables of $818 at October 31, 2001 under 180 days terms. One of our present outside directors is also a director of Liberty Media which is shareholder of the parent of these customers and is debt holder of a subsidiary of these purchasers as more fully described above. During the three and nine months ended October 31, 2001 we made sales of $4 and $2,296, respectively, to the subsidiaries of the purchaser of 6.2% of the shares and those customers had outstanding receivables of $0 at October 31, 2001.

STOCK OPTION PLANS

    We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At October 31, 2001 there were 4,408,962 shares under option at prices varying from $2.93 to $69.13 per share.

    In addition Sorrento adopted its 2000 Stock Option/Stock Issuance Plan under which it has granted options to certain of its employees, directors at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, when through immediate purchase of the shares at fair value or as a bonus tied to performance milestones. No stock has been issued under the stock issuance program and at October 31, 2001 there were 16,143,381 Sorrento shares under option at prices varying from $2.00 to $6.85 per share. The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one. During the nine months ended October 31, 2001 we issued options to acquire 5,718 of our common stock exercisable at $7.80 to $21.55 per share upon conversions of Sorrento options.

EARNINGS PER SHARE CALCULATION

    The following data show the amounts used in computing basic earnings per share for the three and nine months ended October 31, 2001 and 2000.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 OCTOBER 31,                       OCTOBER 31,
                                         ---------------------------       ---------------------------
                                            2001             2000             2001             2000
                                            ----             ----             ----             ----
Net loss...............................  $  (15,924)      $   (6,903)      $  (32,653)      $  (33,264)
Less: preferred dividends..............          --             (579)            (180)          (1,555)
                                         ----------       ----------       ----------       ----------
Net loss available to common
  shareholders used in basic EPS.......  $  (15,924)      $   (7,482)      $  (32,833)      $  (34,819)
                                         ----------       ----------       ----------       ----------
                                         ----------       ----------       ----------       ----------
Average number of common shares used in
  basic EPS............................  14,316,221       11,844,816       13,891,207       11,657,679
                                         ----------       ----------       ----------       ----------
                                         ----------       ----------       ----------       ----------

    We had a net loss for the three and nine months ended October 31, 2001 and 2000. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 OCTOBER 31,                       OCTOBER 31,
                                         ---------------------------       ---------------------------
                                            2001             2000             2001             2000
                                            ----             ----             ----             ----
Net loss available to common
  shareholders used in basic EPS.......  $  (15,924)      $   (7,482)      $  (32,833)      $  (34,819)
Interest on convertible debt (net of
  tax).................................       3,249               --               --               --
                                         ----------       ----------       ----------       ----------
Net loss available to common
  shareholders used in diluted EPS.....  $  (12,675)      $   (7,482)      $  (32,833)      $  (34,819)
                                         ----------       ----------       ----------       ----------
                                         ----------       ----------       ----------       ----------
Average number of common shares used in
  basic EPS............................  14,316,221       11,844,816       13,891,207       11,657,679
Effect of dilutive securities:
    Convertible preferred stock........          --           31,623               --           10,541
    Stock benefit plans................       1,275        1,574,748          159,906        1,954,255
    Stock benefit plan of Sorrento.....          --               --           31,880               --
    Warrants...........................      33,472           87,522           32,470          108,101
    Convertible debentures.............   4,368,934               --        1,456,311               --
                                         ----------       ----------       ----------       ----------
Average number of common shares and
  dilutive potential common stock used
  in diluted EPS.......................  18,719,902       13,538,709       15,571,774       13,730,576
                                         ----------       ----------       ----------       ----------
                                         ----------       ----------       ----------       ----------

    The shares issuable upon exercise of options and warrants represents the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants to acquire 12,465,211 of our common stock with exercise prices in excess of the average market price during the quarter ended October 31, 2001 are excluded because their effect would be antidilutive.

RELATED PARTY TRANSACTIONS

    During the year ended January 31, 2001 we made a 6.6% three year loan in the amount of $300 to an officer in connection with his accepting employment as our Senior Vice President, Legal. This is a full recourse loan and the officer has pledged all his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Accrued unpaid interest on this loan at October 31, 2001 was $11.

    During June 2000, we entered into various agreements with our former CEO and Chairman which, among other matters, provides for payments of $250 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, he exercised 71,112 options, applying the $500 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034 due on the exercise. During September 2001, he notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of his agreements.

    During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Our former CEO and Chairman returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. The required non-cash expense as a result of the rescission equal to the difference between the amount of the loan receivable and the market value of the returned shares was recorded as a reserve of $2,700 against the receivable during the quarter ended October 31, 2001 and is included in other operating expenses in the accompanying income statement. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations.

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

    Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exist at October 31, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

    The following data shows the customers accounting for more than 10% of net receivables:

                                                OCTOBER 31, 2001   JANUARY 31, 2001
                                                ----------------   ----------------
Customer A....................................        26.9%              20.6%
Customer B....................................         5.5               14.1
Customer C....................................          --               15.6
Customer D....................................         0.3                2.4
Customer E....................................        10.0                 --
Customer F....................................         1.5               12.0
Customer G....................................         8.1               20.5
Customer H....................................        13.0                 --

    The following data shows the customers accounting for more than 10% of net sales:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                           OCTOBER 31,               OCTOBER 31,
                                       -------------------       -------------------
                                        2001         2000         2001         2000
                                        ----         ----         ----         ----
Customer A...........................   32.5%        19.8%        19.3%        12.9%
Customer B...........................    7.8           --         15.2          2.3
Customer C...........................     --          9.0          7.1         14.8
Customer D...........................   13.2         14.4          6.9         17.8
Customer E...........................     --           --          2.1           --
Customer F...........................    3.5           --         12.1          6.8
Customer G...........................    2.9         10.9          5.8         10.0
Customer H...........................   16.3           --          5.0           --

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

SEGMENT INFORMATION

                                                SORRENTO    MERET    ENTRADA
                                                NETWORKS   OPTICAL   NETWORKS    OTHER      TOTAL
                                                --------   -------   --------    -----      -----
Three months ended October 31, 2001:
    Net sales to external customers...........  $ 8,707    $1,359    $    --    $     --   $ 10,066
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................    8,707     1,359         --          --     10,066
    Cost of goods sold........................    7,959       786         --          --      8,745
                                                -------    ------    -------    --------   --------
        Gross profit..........................      748       573         --          --      1,321
                                                -------    ------    -------    --------   --------
    Operating income (loss) from operations...   (8,831)      170         --      (3,985)   (12,646)
    Depreciation & amortization expense.......      101       135         --          26        262
    Valuation allowance additions.............    2,613        82         --       2,700      5,395
    Capital asset additions...................      312         5         --          --        317
    Total assets..............................   46,470     7,733        n/a      44,177     98,380

Three months ended October 31, 2000:
    Net sales to external customers...........  $ 7,157    $1,551    $ 2,141    $     --   $ 10,849
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................    7,157     1,551      2,141          --     10,849
    Cost of goods sold........................    4,951     1,017      1,372          --      7,340
                                                -------    ------    -------    --------   --------
        Gross profit..........................    2,206       534        769          --      3,509
                                                -------    ------    -------    --------   --------
    Operating income (loss) from continuing
      operations..............................   (8,139)       31       (266)     (2,838)   (11,212)
    Depreciation & amortization expense.......      578       126        143         137        984
    Valuation allowance additions.............     (397)        4          8          --       (385)
    Capital asset additions...................    1,889        78        260       5,449      7,676
    Total assets..............................   26,200     9,114        n/a     134,221    169,535

Nine Months ended October 31, 2001:
    Net sales to external customers...........  $28,593    $3,968    $    --    $     --   $ 32,561
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................   28,593     3,968         --          --     32,561
    Cost of goods sold........................   22,570     2,445         --          --     25,015
                                                -------    ------    -------    --------   --------
        Gross profit..........................    6,023     1,523         --          --      7,546
                                                -------    ------    -------    --------   --------
    Operating income (loss) from continuing
      operations..............................  (22,401)      417         --      (5,947)   (27,931)
    Depreciation & amortization expense.......    1,314       407         --         189      1,910
    Valuation allowance additions.............    4,672       329         --       3,200      8,201
    Capital asset additions...................    3,061        16         --          61      3,138
    Total assets..............................   46,470     7,733        n/a      44,177     98,380

Nine months ended October 31, 2000:
    Net sales to external customers...........  $15,392    $4,989    $11,892    $     --   $ 32,273
    Intersegment sales........................       --        --         --          --         --
                                                -------    ------    -------    --------   --------
        Total net sales.......................   15,392     4,989     11,892          --     32,273
    Cost of goods sold........................    9,813     2,789     10,465          --     23,067
                                                -------    ------    -------    --------   --------
        Gross profit..........................    5,579     2,200      1,427          --      9,206
                                                -------    ------    -------    --------   --------

                                                  (table continued on next page)

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               (In Thousands, except share and per share amounts)

(table continued from previous page)

                                                SORRENTO    MERET    ENTRADA
                                                NETWORKS   OPTICAL   NETWORKS    OTHER      TOTAL
                                                --------   -------   --------    -----      -----
    Operating income (loss) from continuing
      operations..............................  (26,565)    1,003     (7,859)     (4,997)   (38,418)
    Depreciation & amortization expense.......    1,810       372      1,024         139      3,345
    Valuation allowance additions.............      351       304      4,761          --      5,416
    Capital asset additions...................    6,433       129        444       5,467     12,473
    Total assets..............................   26,200     9,114        n/a     134,221    169,535

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words 'believes', 'anticipates', 'estimates', 'expects', and words of similar import constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the 'Other Risk Factors' section of our Annual Report on Form 10-K, as well as the 'Financial Risk Management' and 'Future Growth Subject to Risks' sections contained therein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

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

ENTRADA NETWORKS

    On August 31, 2000, we completed a merger of our Entrada subsidiary with Sync Research, Inc. a Nasdaq listed company. After the merger, our purchase of Sync shares prior to the merger and our purchase of shares for cash from Entrada we owned 48.9% of the merged entity which changed its name to Entrada Networks. Pursuant to our plans adopted prior to the merger, we distributed one-fourth shares of an Entrada share for each of our outstanding shares and reserved a similar number for each unexercised option and warrant to acquire our common stock outstanding on the record date. After the distribution and reserve for options and warrants we own approximately 6.3% of Entrada and account for this remaining interest as an 'available for sale security' which is marked to market at the end of each period.

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

RESULTS OF OPERATIONS/COMPARISON OF THE QUARTERS AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

    Net sales. Our consolidated net sales were $10.1 million for the quarter ended October 31, 2001 compared to $10.8 million for the three months ended October 31, 2000, a decrease of 6.5%. This decrease in net sales reflects an increase of $1.6 million at our subsidiary Sorrento Networks ('Sorrento') and a decrease of $192,000 at Meret Optical Communications ('Meret'). The remaining decline was related to Entrada Networks. During the nine months ended
October 31, 2001 our net sales increased to $32.6 million from $32.3 million for the comparable nine months ended October 31, 2000. This increase in net sales reflects a $13.2 million increase at Sorrento, and an $1.0 million decrease at Meret. The remaining decline was related to Entrada.

    Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit decreased to $1.3 million for the quarter ended October 31, 2001 from $3.5 million for the comparable quarter last year. Sorrento's gross profit decreased by $1.5 million however this decrease includes an increase in the valuation allowance recorded against inventory at Sorrento of $2.4 million. Gross profit increased by $39,000 for Meret during the quarter ended October 31, 2001 from the comparable quarter last year. The remaining decline was related to Entrada. Consolidated gross profit decreased to $7.5 million, or by 18.5%, for the nine months ended October 31, 2001 from $9.2 million for the nine months ended October 31, 2000. This decrease reflects a $2.4 million increase at Sorrento exclusive of the $2.0 million valuation allowance against inventory at Sorrento during the nine months ended

October 31, 2001. Gross profit decreased by $700,000 for Meret for the nine months ended October 31, 2001 from the comparable nine months last year. The remaining decline was related to Entrada.

    Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. We will continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. Our consolidated selling and marketing expenses decreased to $4.1 million, or 40.6% of net sales, for quarter ended October 31, 2001 from $4.3 million, or 39.8% of net sales for the comparable quarter last year. Selling expenses for Sorrento and Meret increased by approximately $110,000 and $83,000 respectively during the quarter ended October 31, 2001 from the comparable quarter last year, offset by the decrease related to Entrada. Our selling and marketing expenses decreased to $12.2 million, or 37.4% of net sales, during the nine months ended October 31, 2001 from $13.6 million, or 42.1% of net sales, for the comparable nine month period last year. Sorrento's selling expenses increased by $1.5 million for the nine months ended
October 31, 2001 and Meret remained relatively unchanged from the comparable nine month period last year. These increases were offset by the decrease related to Entrada.

    Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We will continue to manage our research and development costs in relation to the changes in our sales volumes. Our consolidated engineering, research and development expenses decreased to $3.5 million, or 34.7% of net sales, for the quarter ended October 31, 2001 from $5.7 million, or 52.8% of net sales, for the comparable period last year. Sorrento accounted for $1.8 million of this decrease and the remaining decrease was related to Entrada. During the nine months ended October 31, 2001, our consolidated engineering, research and development expenses decreased to $10.2 million, or 31.3% of net sales, from $18.1 million, or 56.0% of net sales, for the comparable nine month period last year. Sorrento's engineering, research and development expenses decreased by $4.6 million for the nine months ended October 31, 2001 from the comparable nine month period last year. The remaining decrease was related to Entrada.

    General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Our consolidated general and administrative expenses decreased to $3.4 million, or 33.7% of net sales, for the quarter ended October 31, 2001 from $4.2 million, or 38.9% of net sales, for the comparable quarter last year. During the quarter, Sorrento reflected an increase of approximately $1.1 million while Meret had a decrease of approximately $221,000 from the comparable quarter last year. We had a decrease of approximately $1.6 million in our corporate headquarters expenses relating primarily to decreases in legal, financial advisor and professional fees, employee compensation and relocation costs. The remaining decrease related to Entrada. Our consolidated general and administrative expenses decreased to $9.4 million, or 28.8% of net sales, for the nine months ended October 31, 2001 from $12.4 million, or 38.4% of net sales, for the comparable period last year. Sorrento expenses remained relatively unchanged while Meret and corporate headquarters accounted for $230,000 and $3.0 million, respectively, of the decrease with the remaining decrease related to Entrada.

    Other operating expenses. Other operating expenses for the quarter and nine months ended October 31, 2001 and 2000 include $93,000 and $279,000, respectively, of amortization of purchased technology related to acquisitions included in Meret. During the quarter and nine months ended October 31, 2001 we recorded a $2.7 million valuation allowance against option receivables from our former CEO and Chairman. During the nine months ended October 31, 2000, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs of Entrada.

    Other income (charges). Other income (charges) decreased to $3.3 million charges for the quarter ended October 31, 2001 from $4.3 million income for the comparable period last year. Investment income declined by $308,000 during the quarter ended October 31, 2001 from the comparable period last year due to reduced investments of our cash surplus in short-term investments, lower interest rates as well as reduced interest received on customer financing receivables. The increase of $3.3 million in interest expense for the quarter ended October 31, 2001 from the comparable quarter last year is primarily due to the interest incurred on our convertible debentures. The $3.2 million of interest on these debentures included the stated 9.75% interest of $783,000 which is paid in common stock, amortization of issuance costs of $203,000, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $2.3 million. Other charges increased by $83,000 during the quarter ended October 31, 2001 from the comparable period last year resulting primarily from favorable gains on foreign currency exchanges. We incurred losses of $47,000 on the sale of 579,686 shares of Entrada during the quarter ended October 31, 2001. During the nine months ended October 31, 2001 other income (charges) decreased to $4.7 million charges from $5.1 million income for the comparable nine months last year. The decrease reflects a $1.5 million reduction of investment income resulting from reduced investments of surplus cash in short term investments, lower interest rates as well as reduced interest received on customer financing receivables. Our interest expense increased by $3.1 million for the nine months ended
October 31, 2001 from the comparable nine months last year due to the interest incurred on our newly issued convertible debentures which was partially offset by a decline in our short term borrowings. Other charges increased by $30,000 during the nine months ended October 31, 2001 from the comparable period last year primarily as the result of foreign currency exchanges. Gains on marketable securities decreased by $5.2 million for the nine months ended October 31, 2001 from the comparable nine months last year. Approximately $4.0 million of this decrease relates to the gain on our sale of NSI shares during the comparable nine month period last year. The remaining $1.2 million decrease is results from an impairment allowance of $1.1 million on our available for sale investment in Entrada and $100,000 in realized losses on the sale of 630,486 shares of Entrada.

    Income taxes. There was no provision for income taxes for quarters and nine months ended October 31, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

SORRENTO NETWORKS

    Net sales. Net sales increased 20.8% to $8.7 million for the three months ended October 31, 2001 from $7.2 million for the comparable quarter last year. During the three months ended October 31, 2001, we shipped product to fourteen customers of which four customers represented 79.6% of our net sales. During the quarter ended October 31, 2000, we shipped product to eight customers of which five customers represented 92.0% of our net sales. Net sales increased by 85.7% to $28.6 million for the nine months ended October 31, 2001 from $15.4 million for the comparable period last year. During the nine months ended October 31, 2001, we shipped product to eighteen customers of which four customers represented over 59.7% of our net sales. During the nine months ended
October 31, 2000, we shipped product to twelve customers of which four customers represented 77.7% of our net sales. Sales to our international customers decreased to 14.8% of our net sales during the quarter ended October 31, 2001 from 30.2% during the comparable quarter last year. For the nine months ended October 31, 2001 sales to international customers increased to 35.9% of our net sales from 27.3% during the comparable period last year. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

    Gross profit. Gross profit decreased by 66% to $748,000 for the quarter ended October 31, 2001 from $2.2 million for the comparable quarter last year. This decrease includes a $2.4 million reserve recorded against Sorrento's inventory. Our gross margin decreased to 8.6% of net sales for the quarter ended October 31, 2001 from 30.8% of net sales for the comparable quarter last year. Absent the inventory valuation reserve our gross margin on sales during the quarter ended October 31, 2001 would have been significantly higher. Gross profit for the nine months ended October 31, 2001 increased by 7.1% to $6.0 million from $5.6 million for the comparable period last year. Our gross margin for the nine months ended October 31, 2001 decreased to 21.1% of net sales from 36.2% for the comparable period last year. The decline in gross margin for the quarter and nine months ended October 31, 2001 is the result of a $2.0 million inventory valuation allowance and changes in our product mix.

    Selling and marketing. Selling and marketing expenses increased to $4.0 million, or 46.0% of net sales, for the quarter ended October 31, 2001 from $3.8 million, or 53.5% of net sales for the comparable quarter last year. For the nine month period ended October 31, 2001 selling and marketing expenses increased to $11.9 million, or 41.6% of net sales from $10.4 million, or 67.5% of net sales. The increase in sales and marketing expenses for the three months ended October 31, 2001 is primarily the result of increases in advertising and promotional expenses. The increase in sales and marketing expenses for the nine months ended October 31, 2001 is primarily the result of increased operating expenses related to opening three foreign sales offices located in Beijing, Singapore and the Netherlands, and increased field service and promotional expenses. We increased our sales and marketing personnel to 71 at October 31, 2001, from 53 at October 31, 2000. We are continually evaluating our resource requirements and will plan accordingly for any additions necessary to expand our domestic and international sales force and marketing efforts.

    Engineering, research and development. Engineering, research and development expenses decreased to $3.4 million, or 39.1% of net sales, for the quarter ended October 31, 2001 from $5.2 million, or 73.2% of net sales, for the comparable quarter last year. For the nine months ended October 31, 2001 engineering, research and development expenses decreased to $10.0 million, or 35.0% of net sales from $14.6 million, or 94.8% of net sales. The decreases were primarily due to the completion of existing projects and reduced payroll and payroll related costs, consulting and travel expenses. We decreased our research and development personnel to 83 at October 31, 2001 from 96 at October 31, 2000.

    General and administrative. General and administrative expenses increased to $2.0 million, or 23.0% of net sales, for the quarter ended October 31, 2001 from $858,000, or 12.0% of net sales, for the comparable quarter last year. For the nine months ended October 31, 2001 general and administrative expenses increased to $6.0 million, or 21.0% of net sales from $5.9 million, or 38.3% of net sales. During the three and nine month periods, our legal and professional expenses decreased in comparison to last year where substantially higher expenses were incurred in anticipation of a public offering. This decrease was offset by increases to our bad debt allowance, purchase cancellation fees and costs associated with our personnel reductions. We have decreased our general and administrative personnel to 23 at October 31, 2001 from 24 at October 31, 2000.

    Deferred and other stock compensation. Deferred and other stock compensation for the quarter and nine months ended October 31, 2001 includes $157,000 and $468,000 of amortization of deferred stock compensation and $46,000 and $141,000 of amortization of the value of stock options granted to consultants, respectively. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

MERET OPTICAL COMMUNICATIONS

    Net sales. Net sales for Meret decreased to $1.4 million, or by 12.5%, for the quarter ended October 31, 2001 from $1.6 million for the comparable quarter last year. During the nine months ended October 31, 2001 net sales decreased to $4.0 million, or by 20.0%, from $5.0 million for the comparable nine months last year. The decline in net sales results from decreased in product demand for the legacy product family.

    Gross Profit. Gross profit increased to $573,000, or by 7.3%, for the quarter ended October 31, 2001 from $534,000 for the comparable quarter last year. Meret's gross margins increased to 41.0% for the quarter ended
October 31, 2001 from 33.4% for the comparable quarter last year. During the nine months ended October 31, 2001 Meret's gross profit decreased to $1.5 million, or by 31.8%, from $2.2 million for the nine months ended October 31, 2000. Meret's gross margins decreased to 37.5% for the nine months ended October 31, 2001 from 44.0% for the nine months ended October 31, 2000. The comparative changes in gross margin resulted from sales volume fluctuations and shifts in Meret's product mix.

    Selling and Marketing. Selling and marketing expenses increased to $145,000 or 10.4% of net sales, for the quarter ended October 31, 2001 from $62,000, or 3.9% of net sales, for the comparable period last year. The increase during the quarter ended October 31, 2001 compared to the same three month period last year resulted from higher internal commissions due to increases in commissionable sales, severance costs related to personnel reduction, and increases in commissions to external sales representatives. For the nine months ended
October 31, 2001, selling and marketing expenses increased slightly to $365,000, or 9.1% of net sales, from $347,000, or 6.9% of net sales, for the nine months ended October 31, 2000. The increase results primarily from severance costs related to personnel reductions.

    Engineering, Research and Development. Engineering, research and development expenses increased to $86,000 or 6.1% of net sales, for the quarter ended October 31, 2001 from $47,000 or 2.9% of net sales for the comparable quarter last year. During the nine months ended October 31, 2001 engineering expenses increased to $255,000 or 6.4% of net sales, from $134,000 for 2.7% of net sales for the comparable nine months last year. The increase for both the three and nine months ended October 31, 2001 relate to the addition of three engineers to support our development of our new coarse wavelength division multiplexing products and the enhancement of existing products.

    General and Administrative. General and administrative expenses decreased to $79,000 or 5.6% of net sales for the quarter ended October 31, 2001 from $300,000 or 18.8% of net sales for the comparable quarter last year. During the nine months ended October 31, 2001, general and administrative expenses decreased to $208,000 or 5.2% of net sales from $438,000 or 8.8% of net sales for the comparable nine months last year. The decreases for the three and nine months ended October 31, 2001 results from reductions in bad debt allowances and bank fees.

    Other operating expenses. Other operating expenses of $93,000 and $279,000 for the quarter and nine months ended October 31, 2001 remained unchanged compared to the comparable quarter and nine months last year. These costs represent the amortization of purchased technology related to prior acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations through a combination of debt and equity financing. At October 31, 2001, our working capital was $56.3 million including $13.3 million in cash and cash equivalents as well as $10.3 million of restricted cash from our August 2001 debenture placement which was released to us subsequent to October 31, 2001.

    The amounts included in our statement of cash flows for the nine months ended October 31, 2001 are not comparable to our nine months ended October 31, 2000 amounts due to the inclusion of Entrada for only the seven months ended August 31, 2000. Readers should refer to Entrada's quarterly reports on Form 10-Q for information concerning Entrada.

    Our operating activities used cash flows of $33.0 million during the nine months ended October 31, 2001. During the nine months ended October 31, 2000 our operating activities used cash flows of $38.6 million. The decreases in cash flows used by operations results primarily from the temporary increase in restricted cash of $10.3 million, decreases in our accounts receivable, increases in accounts payable partially offset by increases in inventory and other current assets as well as decreases in accrued and other current liabilities.

    Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the Sorrento customers, payment is required within 180 days from the date of shipment.

    Our investing activities during the nine months ended October 31, 2001 used cash flows of $3.9 million. We purchased property and equipment of $3.1 million and other assets of $603,000, other receivables increased by $285,000 and we received $82,000 proceeds from the sale of shares of Entrada. During the nine months ended October 31, 2000 the investing activities used cash flows of $21.7 million including $7.0 million in cash balances at Entrada on August 31, 2000 when it ceased to be a subsidiary. We purchased capital equipment $12.5 million, invested $3.3 million in Entrada and $3.2 million in a Sorrento customer. During the nine months ended October 31, 2000, we received $4.2 million from the sale of a portion of our shares in NSI and $808 from the purchasers of our discontinued operations.

    Our financing activities during the nine months ended October 31, 2001 provided cash flows of $40.3 million which consisted of $29.7 million in net proceeds from the private placement of our 9.75% convertible debentures, $9.6 million in proceeds from issuance of common stock, $861,000 in proceeds from option and warrant exercises offset by repayments of short and long term debt. During the nine months ended October 31, 2000 the financing activities provided cash flows of $59.5 million which consisted of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock, $7.9 million in net proceeds from a private placement by Entrada of it's common stock, $3.2 million from option and warrant exercises and $2.4 million in proceeds from long-term debt offset by repayments of short and long term debt.

    We have a line of credit of $8.0 million. Outstanding borrowings against this line of credit was $1.2 million at October 31, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment.

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

    During August 2001, we completed a private placement of our 9.75% senior convertible debentures receiving net proceeds of $29.7 million. The debentures, due August 2, 2004, have a face value of $32.2 million which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock or cash. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share or at a discount to the then market price the conversion price and warrant exercise price are subject to adjustment.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Restatements of previously issued annual financial statements is not permitted, however, comparative financial information for earlier periods shall reflect required reclassifications in presentation. SFAS 144 requires long-lived assets of continuing and discontinued operations be measured at the lesser of carrying amount or fair value less estimated selling costs. The assets and liabilities of discontinued operations shall be presented separately in the asset and liability sections of the balance rather than shown as net realizable value. We do not believe the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS 143, 'Accounting for Asset Retirement Obligations' effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recognition of the fair value of liabilities for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board finalized SFAS 141, 'Business Combinations', and SFAS 142, 'Goodwill and Other Intangible Assets'. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    During the fiscal years ended January 31, 1997 we completed several business combinations which were accounted for using the purchase method. As of October 31, 2001, the net carrying amount of intangible assets is $837 all of which pertain to our Meret Optical business segment. Amortization expense during the quarters ended October 31, 2001 and 2000 was $93 and during the nine months ended October 31, 2001 and 2000 was $279. We are currently evaluating the effect, if any, the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

    SFAS 133, as amended by SFAS 137 and 138, 'Accounting for Derivative Instruments and Hedging Activities,' is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' and SOP 98-5, 'Reporting on the Costs of Start-up Activities,' effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

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

OTHER MATTERS

    Our Sorrento subsidiary has received notice from the holders of more than 50% of its Series A Preferred Stock requesting that Sorrento redeem the Series A Preferred Stock. One of our present outside directors, who was not a director at that time, owns 2% of the Series A Preferred stock and he is a director of the majority shareholder of the holder of 33.8% of the Series A Preferred Stock. The requested redemption can only be made from specified categories of funds, and our Sorrento subsidiary cannot legally redeem any of the Series A Preferred Stock at this time. We have engaged an investment banking firm to assist in structuring an agreement between our Sorrento subsidiary and the Series A Preferred Shareholders regarding their redemption request.

    On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. Subsequently, the Delaware Supreme Court accepted our appeal of the preliminary injunction ruling. The appeal has been briefed and oral argument is currently scheduled to take place on January 8, 2002. Neither the preliminary injunction nor the original Series A documents prevent us from making capital contributions to, or buying the common stock of Sorrento in the best business judgment of our board of directors.

    On October 19, 2001, an amended complaint was filed in the injunction action, adding as named defendants, the Company, our Meret subsidiary, certain present and former officers and directors of the Company and our subsidiaries as well as our investment bankers. The amended complaint also added, among other things, claims for fraud, securities fraud, breach of fiduciary duty, conspiracy, and intentional interference with contract as well as requesting the appointment of a receiver for our Sorrento subsidiary all which are based on alleged wrongs committed in connection with or since the Series A placement. Our Sorrento subsidiary and the original individual defendants have all answered this amended complaint denying all allegations of wrongdoing. The new defendants have all moved to dismiss the amended complaint. Management believes the allegations contained in the amended complaint are without merit. The Company and all other defendants intend to vigorously litigate this matter.

         On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management believes that these motions are without merit and intends vigorously to contest them.

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

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT

    All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as 'propose,' 'anticipate,' 'believe,' 'estimate,' 'expect,' 'intend,' 'may,' 'should', 'could,' 'will' and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: our ability to successfully develop, sell and market our optical networking and other products; our expectations concerning factors affecting the markets for our products, such as demand for increased bandwidth; the scope and duration of the economic slowdown currently being experienced by many of our existing and prospective customers; our ability to compete successfully with companies who are much larger than we are and who have much greater financial resources at their disposal; our ability, or failure, to complete strategic alliances and strategic opportunities such as sales or spin-offs of subsidiaries or business units on terms favorable to us for reasons either within or outside our control; our ability successfully to finance our current and future needs for working capital; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders; our ability to resolve a dispute with our former CEO and Chairman with respect to his option exercise loan obligations; the impact of recent terrorist activities and potential activities as described more fully below; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

    Our business depends upon the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. Our customers and potential customers may delay or cancel orders for our products. The U.S. and global economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

    We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above and in our report on Form 10-K for the year ended January 31, 2001. We specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. Subsequently, the Delaware Supreme Court accepted our appeal of the preliminary injunction ruling. The appeal has been briefed and oral argument is currently scheduled to take place on January 8, 2002. Neither the preliminary injunction nor the original Series A documents prevent us from making capital contributions to, or buying the common stock of Sorrento in the best business judgment of our board of directors.

    On October 19, 2001, an amended complaint was filed in the injunction action, adding as named defendants, the Company, our Meret subsidiary, certain present and former officers and directors of the Company and our subsidiaries as well as our investment bankers. The amended complaint also added, among other things, claims for fraud, securities fraud, breach of fiduciary duty, conspiracy, and intentional interference with contract as well as requesting the appointment of a receiver for our Sorrento subsidiary all which are based on alleged wrongs committed in connection with or since the Series A placement. Our Sorrento subsidiary and the original individual defendants have all answered this amended complaint denying all allegations of wrongdoing. The new defendants have all moved to dismiss the amended complaint. Management believes the allegations contained in the amended complaint are without merit. The Company and all other defendants intend to vigorously litigate this matter.

         On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management believes that these motions are without merit and intends vigorously to contest them.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 2, 2001 we issued $32,200,000 of our 9.75% convertible debentures to a group of eleven private institutional investors, receiving $29,700,000 in net proceeds to be used for working capital purposes. The debentures, due
August 2, 2004, are convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest in shares of our common stock. There were no underwriters in the transaction; however, we paid of fee of $2,093,000 to a placement agent. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share and the placement agent received a five year warrant to acquire 111,651 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities or warrants at a price less than $7.21 per share the conversion price and warrant exercise price are subject to adjustment.

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

    Not Applicable

ITEM 5: OTHER INFORMATION

    Not Applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits
         20   Consolidated Financial Statements for the Quarter Ended October 31, 2001 (included in Part I, Item 1)
    B.   Reports on Form 8-K
              August 3, 2001               Convertible Debentures Placement
              September 5, 2001            Sorrento Networks, Inc. (our Sorrento subsidiary)
                                           legal matters

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SORRENTO NETWORKS CORPORATION
                                               (Registrant)

Date: December 17, 2001                        By:          /s/ JOE R. ARMSTRONG
                                                   .........................................
                                                  JOE R. ARMSTRONG,
                                                  CHIEF FINANCIAL OFFICER
                                                  PRINCIPAL ACCOUNTING OFFICER