Form 10-K
period 2002-01-31
SORRENTO NETWORKS CORP
filed 2002-05-16
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended JANUARY 31, 2002

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

               Common Stock, Par Value $0.30                                 Nasdaq
                    Title of each class                       Name of exchange on which registered


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The Registrant's revenues for its most recent fiscal year were $40,827,000

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on April 30, 2002 was $33,244,301.


Number of shares outstanding of the Registrant's only class of common stock as of April 30, 2002 (the latest practicable date):14,534,410.



                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                     PART I

                                Item 1. Business

Introduction

     This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes, "anticipates," "expects," "estimates" and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect, management's opinions only as of the date of this report, as a result of such risks and uncertainties. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in "Factors That May Affect Future Results" and in other documents the company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-Q.

     We are a leading supplier of end-to-end, intelligent optical networking solutions for metro and regional applications world-wide. Our solutions enable communication service providers to offer broadband networking services over optical fibers for metro and regional applications. Our technologies permit telecommunications service providers to increase fiber capacity and fiber bandwidth utilization, reduce network costs and network complexity over scaleable and efficient networking platforms. Our optical networking systems support a wide variety of protocols, mixed speeds of traffic and accommodate changing traffic patterns directly over optical networks.

     Our dense wavelength division multiplexing (DWDM) platform can be used in both metropolitan and regional network applications. DWDM technology allows many optical signals to be transmitted simultaneously on the same optical fiber by using different wavelengths of light to distinguish the signals. This technology increases optical network capacity and flexibility. Our comprehensive suite of optical networking interfaces and optical access multiplexers allow us to also address broadband applications in the optical access market including data center fail-over recovery, storage area networking (SAN) and internet connectivity applications. Our introduction of a course wavelength division multiplexing (CWDM) product is a lower cost, entry level that can be used for enterprise customer access that complements our DWDM product line.

     We have also developed all-optical wavelength routing switch technology that, when commercialized, will further increase the functionality of our end-to-end all-optical networking solution. Our optical network element management platforms permit management of end-to-end optical networks. We currently have an installed base with over 20 communications service providers and system integrators worldwide, including AT&T Broadband Network Solutions, Deutsche Telekom, Belgacom, United Pan-Europe Communications, Cox Communications, El Paso Global Networks, and INRANGE Technologies. According to Ryan, Hankin & Kent, a telecommunications industry research group, we garnered about 4% of the global metropolitan DWDM system market in calendar 2001 by selling our GigaMux'r' optical transport systems and EPC'TM' access multiplexers.

     An important development in 2001 was the significant downturn in both the general economic environment and the telecommunications industry. These adverse market conditions affected our operations and required us to undertake a number of initiatives, including workforce reductions and other cost reduction measures, that have substantially reduced our fixed costs and, we believe, enhanced our ability to respond to the new economic and industry environment.


     On January 17, 2001, we changed our name to Sorrento Networks Corporation from Osicom Technologies, Inc., in recognition of our corporate focus on the business of our flagship optical networking subsidiary, Sorrento Networks, Inc.

Understanding Our Market

Definitions of technical terms used throughout this document can be found at the end of this Item 1.

Rapid Growth in Bandwidth Demand

     Fueled by the growth of the Internet, the volume of data traffic transmitted across telecommunications networks now exceeds voice traffic. The growth of data traffic is attributable to increased Internet usage, increased access speeds and greater use of bandwidth intensive applications. According to Ryan, Hankin & Kent, Internet traffic is projected to increase at a rate exceeding 40% per year for the next five years.

Migration of Network Infrastructure

     Traditional copper-based and SONET/SDH based telecommunications infrastructures were originally designed for voice traffic. These infrastructures do not scale effectively to provide the bandwidth needed to support the growth in high-speed data traffic. In addition, these infrastructures need network-wide upgrades in order to accommodate growing traffic thus resulting in long delays for provisioning new services. DWDM and CWDM technologies are more flexible, more efficient and more scalable networking alternatives for meeting the growing demand for bandwidth and new broadband services. Multi-wavelength optical (DWDM) networks for long-haul applications were the first to be deployed, and optical solutions specifically designed to address the challenges faced by metropolitan markets have significantly lagged in deployment. Accordingly, metro networks are considered to be traffic bottlenecks in the fast and efficient transmission of data. Significantly, recent developments in technology are permitting metropolitan optical networking vendors to address regional applications, which prior to 2000 were only addressable by long haul networking products.

Enhanced Competition in the Service Provider Market

     Worldwide deregulation in the telecommunications industry has led to an increase in the number of service providers seeking to address the growing demand for bandwidth. In the U.S. and internationally, traditional service providers such as Incumbent Local Exchange Carriers (ILECs), IXCs and PTTs are seeing new entrants in the broadband networking market seeking to capitalize on the growing demand for bandwidth. A number of competitors to these incumbents are building new data-centric networks to address the present bandwidth bottlenecks in the metropolitan markets, including utilities and cable television companies (MSOs) which are upgrading their current networks and are leveraging existing investments in fiber optic infrastructure to deliver high-speed data services in both the local and regional markets. This enhanced competition in the service provider market is driving increased capital expenditures on network infrastructure focused on delivering scalable high-speed data services in a cost efficient manner.

Network Topography

     The following describes each of the network segments within the optical network hierarchy:

     o Long-haul networks are high capacity networks that connect service providers and carry voice and data across large geographic regions typically spanning distances up to 4,000 kilometers. Long-haul networks are relatively simple networks, built around the SONET/SDH time domain multiplexing hierarchy and are primarily designed only to satisfy carriers' long-haul network capacity requirements.

     o Metropolitan core (metro-core) networks connect the central offices of service providers in a metropolitan area and facilitate the transport and switching of traffic within extended metropolitan areas and between the network edge and long-haul networks. Metropolitan core networks are typically implemented in ring configurations and reach ring circumferences up to 300 kilometers. In order to efficiently use the optical network, sub-rate multiplexing devices aggregate traffic into wavelengths carrying higher speed aggregate bit rates across telecommunications networks. Regional networks typically transport voice and data traffic between cities across distances of 200 to 600 kilometers or more.

     o Access networks connect enterprises or traffic aggregation nodes in multiple locations throughout metropolitan areas to service providers' central offices or connect different end-user locations to each other. In order to efficiently use the optical network, optical access devices aggregate traffic from end users into wavelengths for transport across telecommunications networks. Because access networks must support the varying demands of end users, these networks tend to support multiple services and bit rates.

Metropolitan area optical network opportunity

     While optical technologies are being deployed in long-haul networks to relieve capacity constraints, these solutions are not specifically designed to address the issues inherent in metropolitan and regional optical networks. Data is normally mapped into the voice multiplexing hierarchy for transport over the long-haul network. Metropolitan optical networks are characterized by varying traffic patterns and protocols, topologies and end-user requirements, making them more complex and difficult to manage than long haul networks. As a result, service providers have only recently begun to exploit the benefits of optical technologies in metropolitan optical networks.

     The optical networking market has seen a substantial downturn in 2001 from 2000 levels. The metro DWDM market, which was expected to increase, has also experienced a slowdown in recent months as capital spending has declined throughout the telecommunications industry. While Sorrento Networks believes that the metro WDM world-wide market will grow significantly in the years to come, such growth is not likely to occur until capital spending resumes in the markets we serve, and we are unable to assess at present when this might take place. According to industry analysts, including RHK (Ryan, Hankin and Kent) and others, the metro WDM market in 2001 was about $1.2 billion worldwide and is expected to grow to $3.6 billion by 2005.


Regional optical network opportunity

     In addition to the metropolitan market, recent engineering enhancements have permitted the use of metropolitan optical (DWDM) networking platforms in regional optical networking applications. This development opens up the opportunity to address a portion of the substantial long haul market. In some regions, e.g., in Europe, regional solutions apply to the majority of the networks installed. Industry researchers recently started looking at reclassifying the regional market opportunity, although statistical data for this market are not expected until next year.

Specific challenges facing metropolitan optical networks

     Service providers face numerous specific challenges in addressing metropolitan and regional optical networks:

     o Scalability Limitations. Originally constructed for voice traffic, the current (SONET/SDH) network infrastructure does not allow for the network efficiencies necessary to address the shift to a predominantly data-driven network. Due to its inherent lack of scalability, the current network infrastructure may require service providers to undertake the expensive and tedious process of replacing network equipment or overlaying new layers of similar equipment in response to changes or increases in bandwidth demand. Alternative approaches to WDM are being developed by other vendors to address the scalability of the SONET/SDH networks. These nonstandard solutions are called next generation SONET/SDH and can minimize the wasted bandwidth of legacy SONET/SDH. These solutions, however, are not able to accommodate the need for large amounts of bandwidth.

     o Need to Support Multiple Protocols. Metropolitan optical networks are characterized by a wide variety of protocols. The inability to support multiple protocols and services from a single platform further increases the cost and complexity of the metropolitan networks. Alternative approaches to WDM are being developed by other vendors to address the requirement for support of multiple services. These nonstandard solutions are called multiservice provisioning platforms. These solutions generally carry out protocol conversions and are much more complex than WDM solutions.

     o Market Downturn. Virtually all telecom related market segments have suffered a decline in demand in the current economic downturn. What was once viewed as only a long-haul decline in market demand has now affected the regional and metropolitan networks as both enterprise and carrier business have cut back capital spending. While we expect that demand in the regional and metropolitan markets will be strong in future periods, there are no assurances that capital spending will resume within this sector in the near term.

     o Several Stages of Conversion. Present solutions require several conversions to transport data through a metropolitan network. In the access networks, aggregation of traffic often requires protocol conversions into a common protocol before optical transmission. In the central office, data is often demultiplexed and converted into electrical signals for regeneration, switching or further aggregation into higher capacity links and then reconverted into optical signals for transmission in the metro-core network.

     o Inefficient Bandwidth Utilization. Within metropolitan optical networks, service providers must cater to end-users with varying access speeds. Current optical access solutions do not make efficient use of scarce wavelength resources. Service providers must assign a full wavelength to each signal, whether or not the end-user requires the full bandwidth potential of each wavelength.

     o Difficulty of Network Management. Multiple protocols and service, coupled with the lack of standards that exist in metropolitan optical networks, make network management functions, such as performance monitoring and configuration, exceedingly difficult. Lack of a robust network management platform further adds to the cost and complexity of metropolitan optical networks.

     o Need for New, Enhanced Service Offerings to Generate New Revenue Opportunities. Broadband network service providers are searching for next-generation solutions that will enable them to generate additional sources of revenue by offering new or enhanced services to their customers. Current solutions typically require the service provider to deploy equipment that is specifically designed for a particular service and transmission rate. Next-generation solutions must be able to offer enhanced features, wavelength provisioning and bandwidth-on-demand features, that end-users will increasingly request from service providers.

Our Solution

     Our solutions feature products designed to specifically address the shortcomings of legacy SONET/SDH networks and to facilitate offering new services throughout metropolitan and regional optical networks. We enable our customers to meet the rapidly growing demand for bandwidth by offering end-to-end metropolitan and regional optical networking solutions for the aggregation, transport and management of traffic. Our current products, including our GigaMux'r' DWDM transport system, with our EPC'TM' sub-rate multiplexing modules, our JumpStart'TM' CWDM transport system as well network management product line that includes GigaView, TeraManager'TM' and TeraConfigurator'TM'. are specifically designed to meet the unique requirements of the metropolitan and regional markets. We have also developed a prototype all-optical wavelength routing switch, called TeraMatrix'TM', that will complement our current products when market conditions permit us to put it into production,

Our end-to-end metropolitan optical networking solution offers numerous benefits, including:


         Cost Effective Entry-Level Access Solution. Our Jumpstart CWDM platform allows low cost multiplexing of up to four wavelengths carrying a mix of protocols and signals for access applications.

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

         Protocol and Signal Transparency. Our suite of solutions transports a mix of protocols and signals, including SONET/SDH, ATM, IP, Gigabit Ethernet, Fibre Channel and ESCON in their native formats over numerous wavelengths in the same fiber. This "transparency" brings in operational simplicity in that the service provider can offer networking connectivity without having to worry about protocol conversions. This is particularly important in metropolitan areas where multiple protocols are utilized and data transmission rates change often. The transparency of our solution eliminates the unnecessary opto-electro-optical conversions as well as several layers of equipment that would otherwise be required in the transport and switching of traffic, thus reducing network complexity and signal latency.

         Efficient and Cost Effective Bandwidth Utilization. Our EPC'TM', optical access sub-rate multiplexer aggregates traffic, of varied rates utilizing a wavelength per direction of transmission, from businesses and network points of presence for transport throughout optical networks. This sub-rate aggregation allows better utilization of wavelengths and lowers capital expenditures of telecom service providers by reducing investments in excess network capacity. Our GigaMux'r' optical transport product utilizes DWDM technology to provide ring and linear optical multi-wavelength connections over new and existing fibers and to enable traffic to travel throughout metropolitan and regional optical networks without opto-electro-optical conversion at every node.

         Manageability. The design of our end-to-end optical networking solution will allow service providers to perform network management from a single platform with our TeraManager'TM' product. This intelligent optical network management software platform provides fault, configuration, performance, and security management utilizing an easy-to-use graphical user interface that allows "point and click" network provisioning and monitoring.

         Regional optical transport. Our solution permits service providers to expand beyond the confines of metropolitan networks using the same platform for metropolitan and regional applications. Regional networks can now be built using the lower cost solutions developed for the metropolitan environment.



Sorrento Strategy

     Our objective is to become a leading supplier of end-to-end, intelligent optical networking solutions for metro and regional applications world-wide. The key elements of our strategy are to:

Enhance and complete our end-to-end metropolitan/regional optical networking solution

     We intend to continue to enhance our existing family of metropolitan and regional optical networking products and to introduce new products that increase the functionality of our end-to-end optical solution. We introduced TeraManager'TM' and TeraConfigurator'TM' in our management solution portfolio in fiscal 2002. We also introduced JumpStart'TM', our CWDM solution, in fiscal year 2002. We have also completed the development of a prototype all-optical wavelength routing switch, the TeraMatrix'TM', which will enable service providers to dynamically reassign bandwidth in response to changing network traffic patterns.

     The combination of our GigaMux'r' optical transport products, with the EPC'TM' sub-rate multiplexer, the JumpStart'TM' CWDM, and TeraManager'TM', our carrier class network management product, creates an intelligent all-optical transport solution. When released at a future date, our TeraMatrix'TM' switching product will provide more efficient use of bandwidth, require less network equipment and allow for greater scalability.


Leverage our engineering leadership

     We intend to leverage our engineering expertise in the areas of optical, mechanical, electrical and network management design to continue to provide leading end-to-end metropolitan and regional optical networking systems and to expand our market share. We believe we were the first company to commercially ship a metropolitan optical networking product using DWDM technology. As of January 31, 2002, we had a skilled team of 67 engineers that continually focus on developing products for the metropolitan and regional optical transport market. We believe that our technological leadership has been the key to our success and will enable us to rapidly develop new product offerings and end-to-end optical solutions for the metropolitan and regional markets.


Allow our customers to leverage their fiber assets by offering revenue-generating services

     The majority of our existing customers and targeted customers have a large amount of fiber assets in the metropolitan and regional network infrastructure. We intend to continue to develop and provide solutions that will enable our customers to leverage their existing fiber infrastructure to deliver revenue-generating services, while reducing their overall network costs. In addition, we believe our existing customer base provides us with an advantage when competing for new customers. We intend to continue to work closely with our customers and invest in sales and marketing resources to maintain our high level of customer service and remain responsive to our customers' changing needs.

Aggressively pursue expense reduction initiatives

     The Company plans to aggressively pursue cost reduction initiatives to bring its expenses in line with current and future anticipated revenues. Such reductions may affect the size of our workforce, and may require decreasing our operating expenses and capital spending. During fiscal 2001, we effected three such initiatives, and anticipate the need for another cost reduction initiative in the near future.

Maintain our sales, service and support organizations worldwide

     We intend to continue to market our products worldwide. We currently have sales, service and support teams in North America, Europe and Asia. This global presence has helped us to position our products into the Asia-Pacific market with shipments in the fourth quarter of fiscal year 2002. We believe that sales, service and support efforts on a customer-by-customer basis are most effective due to the technical evaluation and significant investments that are made by our customers.


Products

     Our family of optical networking systems is designed to provide our customers with end-to-end solutions for the metropolitan and regional optical networking markets. Our transport, access, switching and network management systems include the following products, some of which are still in development.



     GigaMux'r' - DWDM Optical Transport

         Our GigaMux'r' optical transport product utilizes DWDM technology to expand the capacity of new and existing fibers and enable traffic to travel throughout metropolitan optical networks without O-E-O conversions at each intermediate node. Our GigaMux'r' features wavelength translation, wavelength multiplexing, optical amplification, optical add-drop multiplexing, protection switching and performance monitoring. The scalable and modular architecture of our GigaMux'r' product enables service providers to easily and cost-effectively expand their existing networks as bandwidth requirements increase. GigaMux'r' can simultaneously transport multiple protocols bi-directionally over one or more fibers, which reduces the cost and complexity of the network.

         Our GigaMux'r' product is Network Equipment Building Standards, or NEBS, level III certified. As of January 31, 2002, we have shipped our GigaMux'r' product to over 20 direct carrier customers or resellers worldwide. Our GigaMux'r' product includes the following key features:

         o Scalability: the system can grow from 1 to 64 protected channels (640 Gbps/fiber) without a major upgrade or service interruption.

         o Protocol transparency: the system can aggregate and transport SONET/SDH (OC-3/STM-1 through OC-192/STM-64 carrying voice, IP or ATM traffic), ESCON, Fibre Channel, Fast Ethernet, Gigabit Ethernet and video.

         o Modular protection: the system's modular protection system allows redundancy to be implemented at any point in the network.

         o Add/drop channels: the system is equipped with add/drop modules that allow specific channels to be added or dropped while all other channels pass through. Our filter subsystem can add or drop from single channels to larger wavelength bands.

         o Reach: Up to 600 kilometers with optical amplifiers and up to 1000 km with the addition of dispersion compensation.

     EPC'TM' - Sub-Rate Access Multiplexer

         Electric Photonic Concentrator, or EPC'TM', is our sub-rate access multiplexer product that aggregates a wide variety of traffic from businesses and network points of presence for high-speed transport throughout optical networks. The traffic is aggregated and effectively shares a wavelength per direction of transmission and can be ported directly into the DWDM stage of our GigaMux'r'. EPC'TM' is designed to lower the cost and increase the efficiency of bandwidth delivery within optical networks.

         Our EPC'TM' products include the following key features:

         o Support for asynchronous or synchronous (SONET/SDH) time division multiplexing of data

         o     Provisionable bit rates and protocol and overhead transparency

     JumpStart'TM' - CWDM Transport

         JumpStart is our entry level solution for multiplexing up to 4 bi-directional data channels using coarse wavelength division multiplexing technology on a single fiber. The product is very compact and can be stacked to provide additional capacity - 4 channels per fiber.

     TeraManager'TM' - Element Management System

         TeraManager'TM' is our TL1-based intelligent element management software platform that provides fault, configuration, performance and security management for all the Sorrento networks products and for networks built with such products. Service providers can operate our network management platform through an easy-to-use graphical user interface, which gives users a complete network view and enables "point and click" provisioning and monitoring.

         Our TeraManager'TM' product will includes the following features:

         o     Fault, configuration, security and performance management
         o     Carrier class performance
         o     Interface with higher layer operation support systems

     TeraMatrix'TM' - Optical Switching

         We have completed development of a fully functioning prototype of TeraMatrix'TM', a MEMS-based, all-optical wavelength routing switch, that enables dynamic, real-time wavelength provisioning. TeraMatrix'TM' is designed to utilize advanced optical technology to create an all-optical switching product requiring significantly less space in the service provider's central office than do competing solutions.

         Commercial release of TeraMatrix'TM' is on hold, given the existing downturn in telecom spending and the uncertain market demand for an all optical metro/regional switch.


Meret Optical Communications

     Our other optical networking subsidiary, Meret Communications, Inc., doing business as Meret Optical Communications, also markets our new CWDM product, as well as feature-rich video transport and switching, RF transmission, and RF synthesis products.

Customers

     Our target customer base includes wholesale and retail broadband service providers, such as inter-exchange carriers, local and foreign telephone companies, the telecom affiliates of utility companies (utilicoms), cable television service providers, system integrators and distributors.

     Our customers generally fit the following customer profiles:

     o Wholesale Network Providers - these customers provide wavelength and broadband services to communication service providers and include telecommunication carriers, cable companies and utilicoms.
     o Managed Services Providers - these customers provide wavelength and broadband services to enterprises and include telecommunication carriers, cable companies, utilicoms and Internet Service Providers.

     o System Integrators - companies that specialize in providing turnkey networking solutions for enterprise networks and applications such as data-center connectivity and storage area networks.
     o Major Enterprises - major enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include industrial corporations, government agencies, and utilities.
     o Small and Medium Businesses - these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

     During fiscal 2002 the majority of our sales were to relatively few customers, and we expect this customer concentration to continue for the foreseeable future. For fiscal 2002, we shipped our optical networking products to a total of 17 customers worldwide. Three customers, AT&T Broadband, Cox Communications and Deutsche Telekom each represented more than 10% of our net sales for fiscal 2002 and two customers each accounted for more than 10% of our net sales during fiscal 2001.

Key Relationships

     We have entered into long-term agreements with some of our customers and strategic allies, including:

AT&T Broadband Network Solutions

     In February 2000, we entered into a strategic alliance agreement with AT&T Broadband. Under the terms of this agreement, we and AT&T Broadband Network Solutions agreed to negotiate in good faith concerning the implementation of a number of joint sales and marketing initiatives. AT&T Broadband also agreed to help introduce our technology to individuals at other AT&T divisions and to provide feedback concerning our products' performance. The initial term of this agreement expired in February 2002 and was automatically renewed for an additional one-year term. Similar automatic renewals will occur in each succeeding February. Either we or AT&T Broadband may terminate the agreement for any reason upon ninety days notice. In addition, we concurrently entered into an equipment purchase agreement. We started shipping our products to AT&T Broadband in the second quarter of fiscal year 2001.

INRANGE Technologies

     In March 2000, we entered into a strategic alliance agreement with INRANGE. Under the terms of the agreement, INRANGE will act as an exclusive worldwide distributor of our optical networking products for storage networks of enterprise customers. INRANGE has agreed to offer our wave division multiplexing
(WDM) and dense wave division multiplexing, or DWDM products, including GigaMux'r', as part of family of virtual storage networking products. In addition, INRANGE must purchase minimum amounts of our products in order to retain exclusive worldwide rights for offering our products in the enterprise storage networking market. These products will facilitate the creation of virtual storage networks by reducing the costs of sending information over long distances. The initial term of this agreement expires in March 2005 and will be automatically renewed for additional two-year terms. INRANGE has agreed to purchase targeted minimum amounts of products from us. We have a right to terminate this agreement with sixty days prior written notice to INRANGE in the event INRANGE fails to purchase the applicable targeted minimum amounts of products. In fiscal year 2002, INRANGE did not meet its minimum purchase commitment under this agreement. In addition, General Signals Holding Company, the parent company of INRANGE, purchased 550,459 of our Sorrento subsidiary's series A convertible preferred shares in March 2000. We started shipping our products to INRANGE in the second quarter of fiscal year 2001.

United Pan-Europe Communications

     In March 2000, we entered into a strategic alliance agreement and an equipment purchase agreement with United Pan-Europe Communications, N.V., or UPC. Under the terms of these agreements, United Pan-Europe Communications has agreed to make Sorrento a supplier for optical networking products in networks deployed throughout Europe. These agreements also contemplate our working together with United Pan-Europe Communications on joint sales and marketing initiatives. The likelihood of any large scale deployments by UPC given its current operating environment is questionable, and the future benefit to the Company from this relationship is uncertain. The initial terms of these agreements expire in March 2003 and will be automatically renewed for additional one-year periods unless either we or United Pan-Europe Communications provide notice at least 90 days prior to the expiration of the then-current term of the intent to terminate the agreements. In addition, UnitedGlobalCom, Inc., parent to United Pan-Europe Communications, purchased 3,027,523 of our Sorrento subsidiary's series A convertible preferred shares in March 2000, through an affiliated entity. We started shipping our products to UPC in the second quarter of fiscal year 2001.

Looking Glass Networks

In August 2001, we entered into an equipment purchase agreement with Looking Glass Networks, or LGN. Under the terms of this agreement, LGN agreed to purchase metro DWDM optical networking equipment from Sorrento as the primary supplier. LGN also agreed to receive early adopter access to new and emerging Sorrento technologies, and to serve as a beta tester for new and emerging equipment and to provide feedback concerning our products' performance. The initial term of this agreement expires in August 2004 and will be automatically renewed for additional one-year terms. Either LGN or Sorrento may terminate the agreement at the end of the initial or any renewal term upon ninety days notice. We started shipping our products to LGN in the third quarter of fiscal year 2002.

TeraBeam

     In June 2000, we entered into a development, purchase and strategic partnership agreement with TeraBeam. Under the terms of this agreement, the customer has agreed to make commercially reasonable efforts to purchase target quantities of our products but is not contractually committed to purchase these target quantities. The initial term of this agreement is 48 months from the date of the first commercial shipment of our products to the customer. At the end of the initial term, the agreement will automatically renew for four successive one year terms. Either we or the customer may terminate the agreement for any reason upon 180 days prior written notice as to the initial term or 90 days prior written notice as to any renewal term. In addition, either we or this customer may terminate the agreement at any time subject to customary termination provisions. Commercial shipments under this agreement have not as yet begun, and the future benefit to the Company from this relationship is uncertain.

Sales and Marketing

     Our sales effort is currently focused on North America, Europe and Asia. As of January 31, 2002 our sales and marketing organization included 55 employees, including account managers, sales engineers and support personnel. In North America, Europe and Asia, we sell our products through our direct sales force as well as through system integrators. Our international direct sales force is located in France, Belgium, Germany, Spain, Singapore and China.

     In support of our worldwide selling efforts, our marketing team targets potential customers through in-depth market analysis. Our marketing objectives include building market awareness and acceptance of our products as well as expanding our customer base. Our customer acquisition strategy has focused on targeting customers who are aggressively building network infrastructure and are looking to leverage existing fiber assets to generate additional revenue from broadband services. This focus has led to strategic supply agreements with several MSOs, utilities, and to a lesser extent CLECs. We also plan to target incumbent carriers as they expand the development of their metropolitan and regional fiber networks. Marketing personnel coordinate our participation in trade shows, seminars and industry events and conduct media relation's activities with trade and general business publications. We participate in many industry organizations responsible for developing standards that are used in optical networks.

Customer Service and Support

     Our customer service and support team provide a critical component of our customer satisfaction initiative. This team provides support to our customers allowing them to successfully design and implement their optical networks. All services can be customized to meet the needs our customers. Our staff is experienced, and has the equipment necessary to support both installation and problem resolution. A variety of installation service packages supports the implementation from start up to upgrades and maintenance. Specialists are available 7 days a week, 24 hours a day. We offer a Technical Assistance Center as well as field services support. Multiple technical support service agreements allow our customers to define the level of support they require. Our customer service and support team provides installation, maintenance and training programs addressing the product, installation and maintenance processes and can be delivered at the customer location or at our training facility.

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

     We provide a total service solution. Our hardware products are warranted against defects for a period of 12 to 36 months dependent on purchase agreements, including technical support and parts repair/replacement. We also offer support contracts for a fee to our customer base, thereby allowing our customers to select a service plan tailored to their own particular needs.

Research and Development

     We have assembled a team of highly skilled engineers with extensive experience in the fields of optical, mechanical, electrical and network management design. We believe that our success in introducing DWDM optical technology for use in the metropolitan and regional markets was a result of our strength in research and development. As of January 31, 2002, 67 employees were engaged in research and development efforts. Our research and development efforts are focused on new product development as well as enhancing performance and reliability of our existing products. We believe that our research and development efforts are key in maintaining technical competitiveness, delivering innovative products, and addressing the needs of the regional and metropolitan market.

     Our engineering, research and development expenses were $13.7 million, $23.9 million, and $11.7 million for the years ended January 31, 2002, January 31, 2001 and January 31, 2000, respectively. The Company plans to continue to make substantial investments in research and development for both new product development and enhancement of existing products.

Manufacturing and Quality

     We outsource the manufacturing of our products. We design our products and perform system integration, quality control, final testing and configuration at our San Diego, California and Fremont, California locations. Our San Diego facility is ISO-9002 certified and we have begun the process of becoming ISO9000/2000. By meeting such standards, we assure our customers that we meet internationally recognized standards for quality, customer care and sound management practices. We believe that outsourcing our manufacturing allows us to conserve working capital, flexibly respond to changes in market demand and more quickly deliver products to our customers.

     We currently purchase products from our contract manufacturers and other suppliers on a purchase order basis. We generally do not enter long-term contracts with our contract manufacturers or suppliers, and they are not obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We purchase a limited number of key components used in the manufacturing of our products from a limited number of suppliers and some of our components are purchased exclusively from a single supplier on a purchase order basis.

Patent, Trademarks and Licenses

     We currently hold approximately 20 patents and have several patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future. We also have licensed and may in the future license technologies from other companies on a non-exclusive basis. For example, our CWDM product incorporates technology purchased from Entrada Networks, Inc., a former affiliate of the Company, that we then enhanced to complete a commercially feasible product.

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

Working Capital Practices

     We have historically maintained high levels of inventories to meet output requirements of our customers and to ensure an uninterrupted flow of inputs from suppliers. It is not our standard policy to grant customers the right to return merchandise that performs according to specifications. Typical payment terms require payment within thirty days from the date of shipment, however, for one customer we extend a 180 day payment term.

     We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. From time to time we receive financial instruments such as letters of credit for payments for international customers. At January 31, 2002, accounts receivable due from Cox Communications, Deutsche Telekom, iNOC and UPC accounted for 13.9%, 24.7%, 20.0%, and 19.8% of net receivables.

Our Backlog

     At January 31, 2002 the Company had minimal backlog. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore are never calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without a significant penalty.


Competition

     The market for optical networking equipment is extremely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary competitors in the DWDM market include vendors of optical networking and infrastructure equipment such as Nortel Networks, CIENA Corporation, ONI Systems, Cisco Systems, Lucent Technologies, and Sycamore Networks, as well as private companies that have been or will be focusing on our target markets. Our primary competitors for our CWDM products include Adva, Controlware, ONI Systems, LuxN and others. Many of our competitors have significantly greater financial resources and are able to devote these greater resources to the development, promotion, sales and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, including relationships with our potential customers. We believe each of our competitors has optical networking products in various stages of development.

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

     The competitors for Meret's legacy products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies.

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

Employees

     As of January 31, 2002, we had 217 employees of which 67 were in research and development, 55 in sales and marketing, and the remainder in manufacturing and in general and administrative functions. Of the 67 employees in research and development 28 have masters degrees and 23 have doctorate degrees. We also employ a number of part-time and temporary personnel from time to time in various departments. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees are covered by a collective bargaining agreement and we believe that our relations with our employees are good.

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

We will need additional funds to support operations in the future in order to continue to enhance and expand our product offerings and to penetrate additional market share in the regional and metropolitan marketplace. If we are unable to obtain new investment, we will have to reduce or cease operations, or attempt to sell some or all of our operations or to merge with another entity.

     The further development of our products as well as the expansion of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet these expansion plans. Potential sources of additional funds include public or private offerings of debt or equity securities, bank lines of credit or extensions of existing arrangements by us or our Sorrento subsidiary. Additional financing may not be available on terms favorable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate certain product development programs, or attempt to merge with another entity or otherwise reduce or cease operations. We also expect that, as a result of the slowdown in capital spending in the telecom industry, we will need to reduce our expenses in the near future to bring them in line with reduced revenues in order to conserve our working capital. Moreover, without adequate financing, potential customers who otherwise would select our products to purchase may decide to buy from other vendors who they perceive to have greater financial stability.

The Series A Preferred Stock issued by our Sorrento Networks, Inc. subsidiary ("SNI"), and a preliminary injunction obtained by some of the holders of that stock, could have a material adverse effect on our ability to raise the capital that we need.

     Certain holders of SNI's Series A preferred stock obtained a preliminary injunction in September 2001 from the Delaware Court of Chancery, which was affirmed by the Delaware Supreme Court in January 2002. The injunction prohibits SNI from issuing additional shares of Series A preferred stock and from incurring debt without the consent of the holders of a majority of the outstanding shares of Series A preferred stock. The Court of Chancery will decide whether to make this injunction permanent at a trial that is not currently scheduled. We cannot predict the outcome of that trial. The injunction against SNI, our principal operating subsidiary, issuing Series A preferred stock, makes it very difficult to fund SNI as its business operations require. The Company, however, does have the right to make such capital contributions to SNI to fund its operations as the Board may deem necessary. Capital contributions do not increase the Company's ownership interest in SNI, but rather increases the basis of our ownership interest. The Board has authorized capital contributions to be made when necessary to fund the SNI operations, but there can be no assurance that the Board will continue to authorize such contributions in the future should other funding methods continue to be unavailable.

The redemption rights of the Series A preferred stock of our Sorrento subsidiary, Sorrento Networks, Inc., or SNI, could have a negative impact on the Company's business.

     In April 2001, the holders of the Series A preferred stock exercised their right to ask SNI to redeem their shares for approximately $49 million in cash. Such request can only be paid from lawfully available funds of which SNI has none available and would normally be generated from operating profits of the business. SNI does not foresee any such profits in the near future. As a result, the Company is in negotiations with the Holders of Series A Stock to allow them to convert their Series A Stock to either the Company's common shares, preferred shares or a combination of both. While negotiations have been under way for a significant period of time, the Company has not reached an agreement with the Series A Holders and there is no assurance that it will do so in the future. Such uncertainty could impact the business negatively on both a short term and long term basis.

We have a history of losses and expect to incur future losses.

     We have incurred operating losses during the years ended January 31, 2002, 2001 and 2000 of $37.2 million, $50.4 million and $10.0 million, respectively, and as of January 31, 2002, we had an accumulated deficit of $161.3 million. We expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large expenses in the areas of sales and marketing, research and development, manufacturing, and general and administrative expenses that are not covered by our current sales volume and resulting gross margin. Currently, the majority of revenues are from shipments of our optical networking product lines. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable expense levels.

Our history of losses and future losses could impact our ability to finance our business, cause defaults under obligations to our Holders of Senior Debentures and risk our ability to continue operating.

     The Company has incurred significant losses and may incur significant losses in the future. Such losses could cause our equity balance to fall below necessary levels to be in compliance with our Senior Convertible Debenture agreements and impact the Company's ability to finance its future operations. In addition, deficient equity could violate minimum listing requirements for our publicly traded stock on Nasdaq and could cause significant decline in shareholder value and stock price.

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

     The market for optical networking equipment is extremely competitive. We expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as CIENA Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, ONI Systems, Sycamore Networks, and ADVA AG Optical Networking as well as private companies that have been or will be focusing on our target markets. The competitors for Meret's legacy products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Our competitors also may have more extensive customer relationships than us, including relationships with our current and potential customers. If we are unable to compete successfully against our current and future competitors, we could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm our business.

Our business may be seriously harmed if the market for optical networking products in metropolitan and regional areas does not develop as we expect.

     Our current and future product offerings are focused on the needs of providers that service regional and metropolitan areas. The market for optical networking products in regional and metropolitan areas is not yet mature, and we cannot be certain that a feasible market for our products will develop or be sustainable. In addition, the market has suffered a cutback in capital spending from both enterprise and carrier customers as a result of poor economic conditions. If this market does not develop, or develops more slowly than we expect or continues to be impacted by the reduction in capital spending, our business may be seriously harmed. Furthermore, the optical networking industry is subject to rapid technological change, and newer technology or products developed by others could render our products less competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the optical networking standards that our customers and competitors may adopt.

     If the standards adopted are different from those which we have chosen to support, market acceptance of our product would be significantly reduced and our business will be seriously harmed.

Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers.

     Most of our potential customers evaluate optical networking products for deployment in large telecommunications systems that they are installing. There is only a relatively limited number of potential customers for our products. If we are not selected by a potential customer, our revenues and ability to grow our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling communications services based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

If we fail to establish and successfully maintain strategic alliances, long-term contracts and relationships with distributors and system integrators, our ability to grow and be profitable may be seriously harmed.

     Strategic alliances and long-term contracts are an important part of our effort to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband, United Pan-Europe Communications, INRANGE, Looking Glass, and Terabeam. In addition we have a long-term contract with Cox Communications. We cannot be certain that our existing alliances and long-term contracts will not be cancelled or that we will be able to enter additional strategic alliances on terms that are favorable to us. Our agreements to date with our strategic allies are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis. These agreements are generally short term, have no minimum financial commitments on either side and can be cancelled without significant financial consequence. In addition, we cannot be certain that our existing and any future strategic alliances will be successful. As we expand internationally, we will increasingly depend upon distributors and system integrators. Our ability to grow and be profitable may be seriously harmed if we fail to establish and maintain strategic alliances, long-term contracts and relationships with distributors and system integrators.

We rely on a small number of customers for most of our revenues and any loss, cancellation, reduction or delay in sales to, or collections from, any single customer could seriously harm our business.

     Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for most of our net sales. During the year ended January 31, 2002, five customers accounted for 61.9% of net sales and in fiscal year 2001, five customers accounted for 44.4% of our net sales. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. We currently do not have any long-term purchase commitments with any of our customers, and we are subject to the varying purchase cycles of our customers. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. The loss or delay of orders or slow or non-payment from, any of our largest customers could adversely impact our business.

Our backlog at any point may not be a good indicator of expected revenues.

      Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified time frames typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have caused an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

     Our revenues and operating results will vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Some of the factors that may affect us include changes in market demand for our optical networking products, the cost and availability of components used in our products, the timing and amount of customer orders, the length and unpredictability of the sales and deployment cycles of our products, the timing of new product introductions and enhancements by our competitors and ourselves, changes in our pricing or the pricing of our competitors, our ability to attain and maintain production volumes and quality levels of our products, and general economic conditions as well as those specific to the telecommunications and related industries.

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

The GigaMux'r', EPC'TM', TeraManager'TM' and JumpStart'TM' are our only currently available significant products, and if they are not commercially successful, our revenue will not grow and we may not achieve profitability.

     If our customers and potential customers do not adopt, purchase and successfully deploy our GigaMux'r',EPC'TM', TeraManager and JumpStart products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Since the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro and regional networks, in particular.

If we are not able to develop and commercialize new or enhanced products, our operating results and competitive position will be seriously harmed.

     Our growth depends on our ability to successfully fund and develop new and enhanced products. The development of new or enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. Our next generation of transport and network management products, as well as our TeraMatrix'TM' line of wavelength switching products, are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis, or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products, complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete software validation, and demonstrate systems interoperability.

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

     Our industry has experienced significant erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. If we are unable to achieve sufficient cost reductions and increases in sales volumes, the decline in average selling prices will reduce our gross margins and revenue.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe upon others' intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Additionally, any claims and lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention.

     Any claims of infringement on the intellectual property rights of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property, obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all, or redesign those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed. However, the Company intends to vigorously protect its intellectual property against all material challenges.

If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.

     We have been and may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. If we are required to obtain any third-party licenses to develop new products and product enhancements, we could be required to obtain substitute technology, which could result in lower performance or greater cost, either of which could seriously harm the competitiveness of our products.

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

     The majority of our sales and expenses have been denominated in U.S. dollars. However, in the future a larger portion of our sales and expenses may be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

If we do not effectively manage our growth, we may not be able to successfully expand our business.

     Our business has experienced wide fluctuations in sales volume from quarter to quarter, and which place a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing processes and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. If we fail to effectively manage our growth and address the above requirements, our ability to pursue business opportunities and expand our business could be harmed.


Definitions

As used in this Annual Report on Form 10-K, the following terms have the meanings indicated:

"ATM" means Asynchronous Transfer Mode, which is a type of networking technology based on transferring data in cells or packets of a fixed size. The small, constant cell size allows ATM equipment to transmit video, audio, and data over the same network, and assure that no single type of data overtakes the line. Current implementations of ATM support data transfer rates of 25 to 2.48 Gbps.

"Backbone" means a main segment of a network carrying large amounts of traffic. Individual metro and interoffice rings are attached to the backbone.

"Bandwidth" means the capacity to move information down a communications channel. Bandwidth is defined by the highest data rates that can be transmitted by that channel and is commonly measured in bits per second (bps). For example, Ethernet has a 10 Mbps bandwidth and OC-192 has 10 gigabits per second bandwidth.

"Bridge" means a device that connects two or more networks of the same access method (Ethernet to Ethernet or Token Ring to Token Ring) by making simple forward/don't forward decisions on each data packet received from any of the networks to which it is connected.

"Broadband" means technologies or networks that have the ability to transmit high data rates.

"CLEC" means a Competitive Local Exchange Carrier.

"Concentrator" means the connection point, more sophisticated than a hub, incorporating different types of cable connections, back-up power supply, data-gathering capability for management purposes and possibly even bridge and router features as well.

"CWDM" means Coarse Wavelength Division Multiplexing, which is a sophisticated optoelectronics technology that uses multiple wavelengths of light spaced at least 400 Ghz apart to increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system.

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

"Ethernet" means a 10 Mbps speed network that runs over thick coaxial cable (10BASE5), thin coaxial cable (10BASE2), twisted-pair (10BASE-T), and fiber-optic cable. It is the most widely used LAN technology and the most popular form of Ethernet is 10BASE-T. Ethernet is a network specification that was developed at Xerox Corp's Palo Alto Research Center, and made into a network standard by Digital, Intel, and Xerox.

"Fast Ethernet" means a 100 Mbps speed network that runs over thick coaxial, twisted-pair, and fiber-optic cable. Fast Ethernet is 10 times faster than Ethernet.

"FDDI" means a Fiber Distributed Data Interface and is a fiber optic network that supports transmission speeds up to 100 Mbps.

"Fibre Channel" means a serial data transfer architecture standard conceived for new mass storage devices and other peripheral devices that require very high bandwidth connections. Bit rates for Fibre channel are either 1.06 Gbps or 2.1 Gbps.

"Gigabit Ethernet" means a 1000 Mbps speed network that runs fiber-optic cable for wide area network connections.

 "HDTV" means high definition television, which is a new type of television that provides much better resolution than current television. HDTV is slowly being implemented into the broadcast networks.

"Hub" means a central connection device to which many network tributaries are connected.

"ILEC" means Incumbent Local Exchange Carrier and is a telephone company that provides local services and does not offer long distance services. All the regional operating companies after the break-up of AT&T became ILECs.

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

"Multiplexing" means a process that combines a number of lower speed data transmissions into one high-speed data transmission by splitting that total available bandwidth into narrower bands (frequency division) or by allotting a common channel to several different transmitting devices one at a time in sequence (time division). The opposite function of separating the data channels into their original format is called demultiplexing.

"OC-1, OC-3, OC-12, OC-48, OC-192" means the SONET bit rates of 51.85Mbps, 155 Mbps, 622 Mbps, 2.5 Gbps and 10Gbps transmission speeds for signals over fiber optic cables. The number in the end of the term corresponds to the equivalent multiple of OC-1 capacity (e.g., OC-192 means equivalent to 192 times OC-1)

"OEMs" means original equipment manufacturers.

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

"POTS" means "plain old telephone service" which refers to the standard telephone service over copper lines that most homes use. In contrast, telephone services based on high-speed, digital communications lines, such as ISDN and FDDI, are not POTS. The main distinction between POTS and non-POTS services is speed and bandwidth. POTS is generally restricted to about 52Kbps.

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

"PTT" means Postal, Telephone and Telegraph, and refers to a generic telephone company outside the United States. Typically, a PTT is state owned and can operate both local and long distance services.

"RBOC" means a Regional Bell Operating Company.

"Router" means a network translator that reads network-addressing information within packets to provide greater selectivity in directing traffic over multiple network segments. It is a more complex inter-networking device.

"SDH" means Synchronous Digital Hierarchy which is transmission protocol for high speed transmission over fiber optic cable published in 1988 by the Consultative Committee for International Telegraph and Telephony. It a hierarchy similar to SONET but in this case the lowest bit rate channel is STM-1 (155
Mbps).

"SONET" means a transmission protocol for high-speed transmission over fiber optic cable, which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute.

"Switch" means a device that allows the network operator to vary and select connections between network nodes at very high speeds.

"T-1" means a dedicated phone connection supporting data rates of 1.544 Mbps. A T-1 line actually consists of 24 individual channels, each of which supports 64Kbps and can be configured to carry voice or data traffic. T-1 lines are sometimes referred to as DS-1 lines.

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

     We occupy an additional 16,860 square feet used for office, research and development and manufacturing activities under lease as detailed below:

   Location                     Square Footage         Facility Type                   Expiration Date
   --------                     --------------         -------------                   ---------------
   Santa Monica, California     6,000                  Office                          April 30, 2003
   Fremont, California          5,000                  Office/Manufacturing            July 31, 2003
   San Diego, California        3,000                  Office/R&D/Manufacturing        n/a - month to month
   Richardson, Texas            2,860                  Office                          September 30, 2003


     We have two sales office located in the United States (San Diego and Richardson), three sales offices located in Europe (The Netherlands, Belgium and Germany) and two sales office located in Asia (China and Singapore) totaling approximately 14,000 square feet. All such offices are leased for varying terms.

     We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms. See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facility we own.


Item 3.  Legal Proceedings

     On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction from the Delaware Court of Chancery prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. On January 23, 2002, the Delaware Supreme Court affirmed the granting of the preliminary injunction.

     On October 19, 2001, an amended complaint was filed in the injunction action, adding as named defendants, the Company, our Meret subsidiary, certain present and former officers and directors of the Company and our subsidiaries as well as our investment bankers. The amended complaint also added, among other things, claims for fraud, securities fraud, breach of fiduciary duty, conspiracy, and intentional interference with contract as well as requesting the appointment of a receiver for our Sorrento subsidiary, all which claims are based on alleged wrongs committed in connection with or since the Series A placement. Our Sorrento subsidiary and the original individual defendants have all answered this amended complaint denying all allegations of wrongdoing. The new defendants have all moved to dismiss the amended complaint. Management believes the allegations contained in the amended complaint are without merit.

     On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management also believes that these motions are without merit.

     Currently, hearings on all pending motions have been taken off calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. While the Company is encouraged at the progress of these negotiations, there can be no assurance that a settlement will be reached.

     During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250,000 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500,000 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034,000 due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

     During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. We anticipate this dispute will be resolved through binding arbitration. Should

Mr. Chadha prevail in the arbitration, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

     In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500,000 and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The Company is disputing these claims.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on February 21, 2002. During the Annual Meeting, the stockholders elected our nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified with each nominee receiving no less than of the total votes cast for the election of directors.

     In addition, the stockholders approved the following proposals:

                                                                        Votes                              Broker
                                                    Votes For          Against          Abstentions       Non-Votes
                                                    ---------          -------          -----------       ---------
Ratification of the appointment of
     BDO Seidman, LLP as auditors                   11,111,316         629,573            10,731             n/a


                                     PART II


Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Our common stock traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the Nasdaq National Market System under the same symbol.

The following table sets forth the high and low closing bid prices for our common stock in the over-the-counter market from February 1, 2000 to January 31, 2002, based upon information obtained from Nasdaq. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.


         Fiscal 2000-2001                                                        High               Low
         ----------------                                                        ----               ---
         Quarter from February 1, 2000 to April 30, 2000                        $144.88           $29.19
         Quarter from May 1, 2000 to July 31, 2000                               $86.00           $32.44
         Quarter from August 1, 2000 to October 31, 2000                         $74.50           $14.88
         Quarter from November 1, 2000 to January 31, 2001                       $40.88           $10.38


         Fiscal 2001-2002
         ----------------

         Quarter from February 1, 2001 to April 30, 2001                         $25.50            $3.91
         Quarter from May 1, 2001 to July 31, 2001                               $16.19            $5.53
         Quarter from August 1, 2001 to October 31, 2001                          $8.02            $1.67
         Quarter from November 1, 2001 to January 31, 2002                        $5.06            $3.21


On April 30, 2002, the average of the high and low bid quotation for our common stock was $2.15 per share. There is no assurance that a market in our common stock will continue.

As of April 30, 2002 (the latest practicable date) there were 795 shareholders of record, including brokerage firms and nominees, of our common stock.

We have never paid any cash dividends on our common stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2002 and 2001, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1999 and 1998, and the consolidated balance sheet data set forth below at January 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our significant acquisitions, dispositions and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


                                                                    Fiscal Year Ended January 31,
                                                                    -----------------------------
                                                   2002           2001          2000           1999          1998
                                                   ----           ----          ----           ----          ----

Statement of Operations Data:

Net sales                                        $ 40,827       $ 44,641       $ 68,372      $ 58,362       $ 65,811

Net income (loss) from
     continuing operations                       $(43,136)      $(41,905)      $  2,410      $(11,069)      $(16,377)

Net income (loss) per share
   from continuing operations:
     Basic                                       $  (3.10)      $  (3.71)      $   0.17      $  (1.69)      $  (3.32)
     Diluted                                     $  (4.36)      $  (3.71)      $   0.15      $  (1.69)      $  (3.32)

Balance Sheet Data:
     Cash and cash equivalents                   $ 14,243       $  9,965       $ 13,511      $  3,480       $  1,422
     Working capital                                5,839         71,993        189,486        11,399          8,986
     Total assets                                  90,339        113,123        223,265        66,796         69,589
     Total debt (including short-term debt)        72,122         24,770         20,727        27,938         26,872
     Stockholders' equity                          18,217         39,733        202,538        38,858         42,717


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

Entrada Networks

On August 31, 2000, we completed a merger of our Entrada subsidiary with Sync Research, Inc. a Nasdaq listed company. After the merger, our purchase of Sync shares prior to the merger and our purchase of shares for cash from Entrada, we owned 48.9% of the merged entity which changed its name to Entrada Networks. Pursuant to our plans adopted prior to the merger, we distributed to our shareholders' one-fourth shares of an Entrada share for each of our outstanding shares and reserved a similar number for each unexercised option and warrant to acquire our common stock outstanding on the record date. After the distribution and reserve for options and warrants we own approximately 9.2% of Entrada common shares outstanding as of January 31, 2002, and account for this remaining interest as an "available for sale security" which is marked to market at the end of each period. Additional information regarding Entrada is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission.


 NETsilicon or NSI

The results of NSI were included in our consolidated results only through September 15, 1999. Additional information regarding NSI is available from its various filings with the Securities and Exchange Commission which are available online at www.freeedgar.com and www.sec.gov or from the Securities and Exchange Commission. See "Results of Operations: Comparison of the Years Ended January 31, 2000 and January 31, 1999."

Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001.

         Net sales. Our consolidated net sales decreased $3.8 million or 8.5% to $40.8 million for fiscal 2002 when compared to net sales of $44.6 million for fiscal 2001. Net sales for our Sorrento Networks Inc., the Company's primary operating subsidiary, increased $9.6 million or 36% to $36.0 million for fiscal 2002 as compared to net sales of $26.4 million in fiscal 2001. Net sales for Meret Optical segment decreased $1.5 million or 23.8% in fiscal 2002 to $4.8 million as compared to net sales of $6.3 million in fiscal year 2001. Entrada Networks, an operating subsidiary which the Company spun-off in August 2000, had a revenues of $11.9 million in fiscal 2001 whereas no revenues were reported for Entrada Networks in fiscal year 2002.

         Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis decreased to 22.8% for fiscal 2002 from 29.5% in fiscal 2001. Consolidated gross profit was $9.3 million, a decrease of 29.2% for fiscal 2002 from $13.2 million for fiscal 2001. Gross margin percent and gross profit were impacted negatively by increases in inventory reserves and sales that were made at lower gross profit than the prior year. Gross profit for our Sorrento subsidiary decreased to $7.7 million in fiscal 2002, as compared to $9.1 million in fiscal 2001, a decrease of 16.2%. An increase in inventory reserves accounts for $3.7 million of the decrease in gross profit. The gross profit of our Meret Optical segment decreased by $941,000 from the prior fiscal year and was primarily the result of the revenue volume decrease. The remaining change in gross profit related to Entrada Networks.


         Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. We continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. We expect sales commissions to increase as our sales volume increases since many of our sales personnel earn a portion of their total compensation from commissions based on sales volume. Our consolidated selling and marketing expenses decreased to $16.2 million, or 39.6% of net sales, for fiscal 2002 from $17.2 million, or 38.5% or net sales for fiscal 2001.

         Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development costs in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $13.7 million, or 33.4% of net sales, for fiscal 2002 from $23.9 million, or 53.6% of net sales, for fiscal 2001. The decrease can primarily be attributed to decreases in product development material and personnel related costs.

         General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Consolidated general and administrative expenses decreased to $12.7 million, or 31.3% of net sales, for fiscal 2002 from $18.1 million, or 40.6% of net sales, for fiscal 2001. The decrease in general and administrative expenses can be attributed to reductions in investment banking, professional fees and personnel related costs.

         Other operating expenses. Other operating expenses for both fiscal 2002 and 2001 included approximately $400,000 of amortization of purchased technology related to acquisitions included in Meret. During the fiscal year ended January 31, 2002, we recorded a $2.7 million valuation allowance against option receivables from our former CEO and Chairman. During the fiscal year ended January 31, 2001, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs of Entrada.

         Other income (charges). Other income (charges) from continuing operations decreased to $6.0 million charges for fiscal 2002 from $8.5 million income for fiscal 2001. Investment income declined by $6.9 million during the fiscal year ended January 31, 2002 from the comparable period last year due to reduced investments of our cash surplus in short-term investments, lower interest rates as well as reduced interest received on customer financing receivables. The increase of $2.4 million in interest expense for the fiscal year ended January 31, 2002 from the prior fiscal year is primarily due to the interest incurred on our newly issued convertible debentures which was partially offset by a decline in our short term borrowings. The $1.9 million of interest on these debentures included the stated 9.75% interest of $1,309,000 which is paid in common stock, amortization of issuance costs of $82,000, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $911,000. Other charges increased by $99,000 during the fiscal year ended January 31, 2002 from the prior fiscal year resulting primarily from favorable gains on foreign currency exchanges. Gains on marketable securities decreased by $5.1 million for the fiscal year ended January 31, 2002 from the prior fiscal year. Approximately $4.0 million of this decrease relates to the gain on our sale of NSI shares during the prior fiscal year. The remaining $1.1 million decrease results from an impairment allowance of $178,000 on our available for sale investment in Entrada and $1,020,000 in realized losses on the sale of 1,051,000 shares of Entrada.

         Income taxes. There was no provision for income taxes for fiscal years 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.


Sorrento Networks

         Net sales. Net sales increased to $36.0 million, or 36.1%, for fiscal 2002 from $26.5 million for fiscal 2001. The increase in net sales was primarily due to an increase in the number of deployments of systems to both new and existing customers. In fiscal 2002, eleven customers accounted for 94.3% of our net sales compared with seven customers which accounted for 91.1% in fiscal 2001. In addition to the number of new customer and existing customer orders achieved in fiscal year 2002, we continued to increase its product offering by enhancements to existing products and the introduction of new products which also contributed to the increase in net sales in fiscal year 2002. We plan to continue to enhance our existing product line and develop new products to increase sales. Our ability to achieve this goal will depend on continued sales and available working capital that can be allocated to our development efforts.

         Gross profit. Gross profit was $7.7 million for fiscal 2002, a decrease of 16.2% from $9.1 million for fiscal 2001. Gross margin decreased to 21.2% of net sales for fiscal 2002 from 34.3% for fiscal 2001. The gross margin percentage decrease resulted from the shipment of lower margin products to multiple customers with long-term purchase commitments or strategic alliance agreements in fiscal 2002 as well as an increase in the valuation allowance recorded against inventory of $4.0 million.

         Selling and marketing. Sales and marketing expenses increased to $15.7 million, or 43.7% of net sales, for fiscal 2002 from $14.0 million, or 52.8% of net sales, for fiscal 2001. The increase in sales and marketing expenses resulted from increased travel expenses, trade show participation, and advertising expenses. The number of sales and marketing personnel decreased to 38 at January 31, 2002 from 65 at January 31, 2001.

         Engineering, research and development. Engineering, research and development expenses decreased to $13.2 million, or 36.7% of net sales, for fiscal 2002 from $20.4 million, or 77.0% of net sales, for fiscal 2001. The decrease in engineering, research and development expenses was the result of decreased expenditures associated with the decrease in engineering personnel and decreases in employee relocation and recruiting expenses and reduction in material related development expenses. The number of engineering personnel decreased to 67 at January 31, 2002 from 91 at January 31, 2001.

         General and administrative. General and administrative expenses decreased to $6.9 million, or 19.0% of net sales, for fiscal 2002 from $9.0 million, or 34.0% of net sales, for fiscal 2001. The decrease in general and administrative expenses reflects the reduction of executive and administrative personnel and lower operating expenses. The number of general and administrative personnel decreased to 15 at January 31, 2002 from 32 at January 31, 2001.

         Deferred and other stock compensation. Deferred and other stock compensation for the fiscal year ended January 31, 2002 includes $812,000 of amortization of deferred stock compensation resulting from the value of stock options granted to consultants compared to $1.9 million for the prior fiscal year. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.


Meret Optical Communications

Net sales. Net sales decreased to $4.8 million, or 23.8%, for fiscal 2002 from $6.3 million for fiscal 2001. The decrease in net sales was primarily due to changes in product demand in the RF Synthesis product family. The majority of this decrease was recognized in the fourth quarter of this year.

Gross profit. Gross profit decreased to $1.7 million, or 34.6%, for fiscal 2002 from $2.6 million for fiscal 2001. Gross margin as a percentage of net sales decreased to 34.8% for fiscal 2002 compared to 41.6% for the comparable period last year. The decrease in the gross margin percentage from the prior year resulted from the reduction is RF Synthesis sales which generates a higher gross margin.

Selling and marketing. Sales and marketing expenses remained basically unchanged at $435,000, or 9.0% of net sales, for fiscal 2002, compared to $437,000, or 6.9% of net sales, for fiscal 2001. Major expense changes by category within the sales and marketing function included an increase in commissions to external sales representatives that was offset by reduced personnel costs as a result of reductions in the sales force.

Engineering, research and development. Meret incurred engineering expenses during fiscal 2002 of $417,000, or 8.7% of net sales compared to $177,000, or 2.8% for the comparable period last year. The increase for the fiscal year ended January 31, 2002 relates to the addition of three engineers to support our development of our new coarse wavelength division multiplexing products and the enhancement of existing products.

General and administrative. General and administrative expenses decreased to $200,000, or 4.2% of net sales during fiscal 2002 from $595,000, or 9.4% of net sales for the comparable period last year. The decrease in general and administrative expenses during fiscal 2002 resulted from reductions in bad debt allowances and bank fees.

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

General and administrative. General and administrative expenses decreased to $595,000, or 9.4% of net sales during fiscal 2001 from $640,000, or 9.1% of net sales for the same comparable period last year. After Meret's separation from the Optical Networking segment, the need for general and administrative operations was minimal.

Liquidity and Capital Resources

We finance our operations through a combination of internal funds, investments and debt and equity financing. At January 31, 2002, our working capital was $5.9 million including $28.1 million of investments in marketable securities and $14.2 million in cash and cash equivalents. In addition, $48.8 million of Series A Holder's obligation as a result of their exercised right of redemption has been re-classified at year end January 31, 2002, as a current liability as compared to mezzanine in the Company's liability and owner's equity. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which the Company does not currently have available or foresee availability in the near future.

The amounts included in our statement of cash flows for fiscal 2001 are not comparable to our fiscal 2000 amounts due to the inclusion of Entrada and NETsilicon for less than a full year. Readers should refer to Entrada's NETsilicon's annual reports on Form 10-K for information concerning Entrada and NETsilicon.

Our operations used cash flows of $31.8 million during fiscal 2002 as compared to fiscal 2001 wherein the company incurred a cash flow deficit of $51.7 million from continuing operations. The decrease in cash flows used by operations in fiscal 2002 was primarily the result of decreases in accounts receivable, combined with the increase in reserves for inventory and accounts receivable, the use of stock for the payment of interest on debentures and the loss on sale of marketable securities. This favorable impact on cash used for operations was partially offset by the negative cash impact of the Company's larger net operating loss and the use of cash to decrease our accounts payable. In addition to the foregoing there were less significant changes associated with changes in amortization and depreciation and other current liabilities.

The Company has incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc., the Company's principal operating subsidiary has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. The Company has funded its operations primarily by the sale of securities and the issuance of debt. There can be no assurance that similar funding will be available in the future. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, the Company anticipates that its current and future revenues will be negatively impacted. As a result, the Company will need to either raise additional capital in the future or substantially decrease its operating costs and capital spending in order to fund its operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the customers of our optical networking products payment is required within 180 days from the date of shipment. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. There can be no assurance that either current or future receivables will not be impacted negatively by this economic environment.

We do not provide long-term financing to customers buying our equipment, however, we did provide long-term equipment financing to an optical networking customer during fiscal 2000 and the purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of this financing provide that the customer may convert any balances outstanding longer than 90 days into a level payment 35-month term note at 11% per annum interest. We financed $3.3 million of receivables, including deployment expenses, during fiscal 2000 for this customer. During the fourth quarter of fiscal 2000 we exchanged $3.0 million of the then unpaid balance shares of the customer's 8% convertible preferred stock, an approximately 6% interest on a fully diluted basis. The remaining balance of the note and accrued interest of $344,000 was paid in cash. During fiscal 2000 we made sales of $5.5 million and reimbursed deployment expenses of $120,000 to this customer.

In November 2000, we sold all our shares of our investment in one of Sorrento's customers for $9.9 million and $320,000 in accumulated, unpaid dividends. Of the total $10.3 million due from the purchaser, approximately 7.7% or $787,000 was held in a segregated escrow account for one year. The gain of $3.7 million on the sale of the shares is included in investment income in the accompanying income statement in fiscal 2001.

During fiscals 2001 and 2000 we made sales of $5.7 million and $5.5 million respectively, to this customer under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $5.9 million, including deployment expenses of $210,000, during fiscal 2001 for this customer which was paid in full including accrued interest during January 2001. We financed $3.3 million of receivables, including deployment expenses of $120,000, during fiscal 2000 for this customer and $3. million of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344,000 was paid in cash.

Our investing activities during fiscal 2002 used cash flows of $4.0 million. Cash used in investing activities during fiscal year 2002 included purchases of property and equipment of $3.2 million and $900,000 in purchases of other assets. This was offset by $144,000 of cash received from the sale of marketable securities and other investments. In fiscal 2001 used cash flows in investing activities of $12.5 million including $7.0 million in cash balances at Entrada as of August 31, 2000 when it ceased to be a subsidiary, following the merger with Sync Research. We purchased property and equipment of $14.4 million, invested $3.3 million in Entrada and $3.2 million in one of Sorrento's customers. During fiscal 2001, we received $4.2 million from the sale of 350,000 of our NSI shares and $819,000 from the purchasers of our discontinued operations. We received $9.2 million offset by our investment of $3.2 million from the investment in one of Sorrento's customers and payment of $1.8 million on a note receivable. Our financing activities during fiscal 2002 provided the Company $40.1 million and consisted primarily of financing activities from the sale of common stock in March, 2001 of 1,525,9995 shares which generated proceeds of $9.6 million and a convertible debenture financing in August, 2001 which raised $29.7 million. In addition to the sale of common stock and convertible debentures, the Company received $1.1 million from proceeds of stock option and warrant exercises of $.9 million and long term debt of $.02 million. Offsetting these amounts were repayments of short-term and long term debt of $.3 million.

In fiscal 2001 the Company provided cash flows of $60.6 million which consisted primarily of $46.6 million in net proceeds from a private placement by Sorrento of its convertible preferred stock, $7.9 million in net proceeds from a private placement by Entrada of its common stock, $3.9 million in proceeds from option and warrant exercises, $2.4 million in proceeds from long term debt offset by repayments of short and long term debt. The financing activities of continuing operations during fiscal 2000 provided cash flows of $14.3 million which consisted primarily of $6.9 million in net proceeds from a private placement of our common stock, and $8.2 million in proceeds from option and warrant exercises offset by preferred stock dividends paid in cash and treasury stock purchases.

We have a line of credit which totals $2.0 million which was reduced to $1.0 million subsequent to January 31, 2002. Outstanding borrowings against this lines of credit were $1.0 million at January 31, 2002. Our credit line is collateralized by accounts receivable, inventory and equipment.

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

During March 2000, our Sorrento subsidiary completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50 million. Since Sorrento did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference.

In April, 2001 a majority of Series A Shareholders exercised their right to redeem the Series A Preferred Stock. Such request can only be made out of funds deemed to be lawfully available or for sale pro rata portion as to which a lesser amount of lawfull available funds would exist. The Company at the current time does not have such funds which would normally be generated from operating profits of the subsidiary, Sorrento Networks, Inc.

On August 31, 2000, we completed a merger of Entrada with Sync Research, Inc., a Nasdaq listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc. and changed its symbol to ESAN. We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from Entrada for $3,306. After these transactions we owned 48.9% of Entrada Networks and we have accounted for our interest on our balance sheet at cost as of January 31, 2001.

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

We anticipate that our available cash resources, and marketable securities available for sale together with any necessary cost reductions will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.




Critical Accounting Policies and Estimates


Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:


o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.


o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.


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

Impact of Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Restatement of previously issued annual financial statements is not permitted, however, comparative financial information for earlier periods shall reflect required reclassifications in presentation. SFAS 144 requires long-lived assets of continuing and discontinued operations be measured at the lesser of carrying amount or fair value less estimated selling costs. The assets and liabilities of discontinued operations shall be presented separately in the asset and liability sections of the balance rather than shown as net realizable value. We do not believe the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recognition of the fair value of liabilities for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10. Directors and Executive Officers of the Company



On April 30, 2002, the Company's directors and executive officers were:

               Name                     Age               Position
               ----                     ---               --------
       Phillip W. Arneson               65         Chief Executive Officer, President, and Chairman
                                                       of the Board (ii)
       Xin Cheng, Ph.D.                 46         Director
       Donne F. Fisher                  63         Director (i),(ii)
       Robert L. Hibbard                49         Director (i),(ii)
       Gary M. Parsons                  52         Director (i)
       Joe R. Armstrong                 53         Chief Financial Officer
       Christopher E. Sue               39         Vice President, Finance
       Richard L. Jacobson              59         Sr. Vice President, Legal and Secretary
       Sunil Rajadhyksha                48         President, Meret Communications, Inc.

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

Phillip W. Arneson, 65, has been President and Chief Operating Officer since October 2001 and has served as one of our directors since October 2000. From 1996 to 2001, Mr. Arneson held the position of Executive Vice President for privately held Frandsen Corporation, a diversified financial and manufacturing company where he was responsible for growing the enterprise through acquisitions, internal growth, and strategic partnerships. Additionally, he served as President of two of its operating companies. Mr. Arneson has served several public and private technology companies in executive management, holding positions as Chief Executive Officer, President and Group Vice President as well as having extensive experience as a director of such companies. From 1982 to 1986, he served as Executive Vice President of Allied Signal's Electronic Sector and from 1983 to 1986 as Chief Executive Officer of its subsidiary, Amphenol Corp. In 1986, Mr. Arneson's technology group garnered the prestigious IR-100 award for the development of an integrated fiber optics phase modulator. Mr. Arneson holds a B.S. in Electrical Engineering from the University of Minnesota's Institute of Technology.

Xin Cheng, Ph.D., 45, was our Chairman and Chief Executive Officer from September 2000 to March 2002. He was the President and a director of the Company from September 1995 to March 2002, and was Secretary from June 1993 to February 1997. Dr. Cheng served as the Chief Executive Officer and Chairman of Sorrento Networks Inc., and Meret subsidiaries for fiscal 2002. In 1995, Dr. Cheng founded the optical networking division of the Company. From 1988 to 1990, Dr. Cheng served as Senior Staff Scientist and from 1990 to 1993 as a Director of Advanced Technology for Amoco Technology Company, a photonics technology development company and a subsidiary of Amoco Oil Corporation. While at Amoco, Dr. Cheng led their development of the WDM-based fiber optic high-resolution computer graphics link, a high-dynamic range microwave fiber optic system, a fiber optic HDTV transmission system, multiple fiber optic serial digital video transmission systems as well as other technologies. Dr. Cheng holds a Ph.D. and M.S. in Electrical Engineering from the University of California, Irvine, and a B.S. degree in Physics from Nanjing University, China.

Donne F. Fisher, 63, has served as one of our directors since November 2001 and is chairman of our Audit Committee. Mr. Fisher is currently President of Fisher Capital Partners, Ltd., a private venture capital and investment company he founded in 1991. From 1982 to 1996, Mr. Fisher held various executive officer positions with Tele-Communications, Inc. ("TCI") and its subsidiaries including Executive Vice President and Treasurer. He was a TCI director from 1980 until 1999 when TCI merged into AT&T Corporation. Since his retirement in 1996, Mr. Fisher has been a consultant to TCI, now AT&T Broadband. Mr. Fisher also serves as a director of Liberty Media Corporation, a former subsidiary of AT&T, and General Communications, Inc., a diversified telecommunications provider.

Robert L. Hibbard, 49, has served as one of our directors since November 2001. Mr. Hibbard is an attorney and management consultant in private practice in which he handles a wide variety of commercial matters including technology licensing and the structuring of merger and acquisitions transactions. From 1997 to 1999, Mr. Hibbard was Chief Executive Officer of Kim Technologies International, Inc., a privately held developer of electromechanical "super" capacitors for wireless applications. From 1994 to 1997, Mr. Hibbard was Vice President and General Counsel at Allied Signal Engines, and from 1987 to 1994, Assistant General Counsel at Allied Signal Aerospace. Mr. Hibbard was a director of Amphenol Corporation, a developer and manufacturer of connectors and interconnect systems.

Gary M. Parsons, 52, has served on our Board of Directors since October 2000. Since 1996, Mr. Parsons has held the position of Chairman of the Board for XM Satellite Radio Holdings, Inc., and in October 2001 was named Chairman and Chief Executive Officer of Mobile Satellite Ventures, LLP. From 1996 to April 2002, Mr. Parsons served in a variety of executive positions, including Chairman of Motient Corporation, a wireless data firm. On January 10, 2002, Motient filed a voluntary bankruptcy petition, and emerged restructured on May 1, 2002. From 1990 to 1996, Mr. Parsons held a number of executive positions at MCI Communications, Inc., including Executive Vice President, Chief Executive Officer of MCImetro, Inc., and President of MCI's Southern Division. From 1984 to 1990, Mr. Parsons held the responsibilities of Executive Vice President at Telecom*USA, a fiber-optic and long distance venture subsequently acquired by MCI. Mr. Parsons holds a B.S. in Electrical and Computer Engineering from Clemson University and a MBA from the University of South Carolina.

Joe R. Armstrong has served as our Chief Financial Officer since January 2001. He brings over 25 years of corporate finance, investor relations, treasury, legal and management experience to the Company, having spent 15 years with State Of The Art, a leading provider of accounting software. As chief financial officer, vice president, finance and secretary of State Of The Art, he managed two rounds of venture capital financing, the company's initial public offering and several significant acquisitions and mergers. Prior to joining us, Mr. Armstrong most recently served as CFO for The Bohlin Company. Previously, he was director of marketing finance and financial planning for MAI Basic Four Corporation and a certified public accountant for Vicenti, Lloyd and Stutzman, a regional public accounting firm. Mr. Armstrong holds both bachelors and masters degrees in business from Utah State University.

Christopher E. Sue has been our Vice President, Finance since September 1997. From January 1996 to September 1997, he served as Osicom's Chief Financial Officer. Mr. Sue served as Secretary of Osicom from February 1997 to September 1997 and from November 1998 to March 2000. Mr. Sue has served as Meret's Chief Financial Officer since December 1995. From 1993 to 1995, he was Accounting Manager at Haskel International, Inc., and from 1990 to 1993 he was Assistant Controller at Sun Computers, Inc. From 1986 to 1990, Mr. Sue was employed by KPMG Peat Marwick in both its audit and management consulting practices. Mr. Sue is a certified public accountant and holds a B.S. in Accounting and Information Systems from Biola University. Mr. Sue has resigned from his position effective May 17, 2002.

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

Sunil Rajadhyksha has served as President and Chief Operating Officer of our Meret Optical business unit since January 2002. From October 2000 to January 2002, he served as Meret's Technology Director. From 1997 to

September 2000, Mr. Rajadhyksha provided engineering and software design services to Osicom as a consultant including embedded and network management software projects both directly and through a private company, Codec Corporation, which he founded in 1997. He is currently a director of Codec. Mr. Rajadhyksha was the founder and managing director of Software Exports Pvt. Ltd., a foreign private software development company from 1996 to 2000. He is a of director Codec Communications Pvt. Ltd., a foreign private software development company, which he founded in 1991 and also of Embedded Resource Pvt. Ltd., a foreign private software development company specializing in embedded software, which he founded in 1998. Mr. Rajadhyksha has over twenty years of technical and management experience in networking software, hardware and telecommunications. Mr. Rajadhyksha holds a B.S. from University of Pune in telecommunications and electronics.



Our other key employees, all of whose positions are with our Sorrento subsidiary, include:

               Name                       Age                     Position
               ----                       ---                     --------
         Darin Clause                     33              Vice President, Strategic Sales
         Subrata Datta                    39              Vice President, Engineering
         Demetri Elias, Ph.D.             58              Vice President, Marketing
         Susan Hamlin                     39              Vice President, Sales (North America)
         Jin-Yi Pan, Ph.D.                42              Vice President, Systems Architecture
         Mark Thurman                     52              Vice President, Operations
         Li-Ran Wu                        49              Vice President, Management Software
         Jeff Phillips                    32              Vice President, Corporate Development


Darin Clause has served as Sorrento's Vice President, Strategic Sales since September 2000 and joined us in December 1999 as Director, Sales Development. Prior to joining us, Mr. Clause was employed with Pirelli as a Senior Product Manager from 1996 to 1999, where he was responsible for implementation of indoor cabling and connectivity business lines for the CATV, CLEC, Utility and IXC markets and multiple channels. From 1994 to 1996, Mr. Clause was a Project and Sales Engineer for Sumitomo Electric Lightwave, where he was responsible for fiber optic passive component sales. Mr. Clause holds a B.S. in Mechanical Engineering from Clemson University.

Subrata Datta has served as Sorrento's Vice President, Engineering since November 2000 and joined Sorrento upon our acquisition of Distributed Systems International, Inc. in 1996. From 1996 to 1999 he was responsible for all engineering development for the LAN adapter and hub/switch products. Prior to joining Sorrento, Mr. Datta helped develop the ANSI FDDI and FDDI-II standards and design network components and system-level products for DSI. Prior to DSI, Mr. Datta had extensive design experience while working at AT&T Bell Laboratories on the 3B20 Duplex computer system, based on highly fault tolerant architectures, high-reliability and stringent up-time requirements. Before working for AT&T Bell Laboratories, Mr. Datta worked for IBM's Yorktown Research Center where he focused on FDDI development for their RS6000 workstation systems. Mr. Datta holds a M.S. and B.S. in Electrical Engineering from the Cooper Union School of Engineering.

Demetri Elias, Ph.D. has served as Sorrento's Vice President, Marketing since October 2000 and joined Sorrento in April 2000 as Director, Product Line Management. Prior to joining Sorrento, Dr. Elias was with Nortel Networks, a leading optical equipment developer, for over 22 years holding positions in research and development, consulting, product management and marketing. In his most recent Nortel Networks assignments he served as Director, Product Line Management and Director, Strategic Marketing on optical networking products. Dr. Elias holds a Ph.D. in Electrical Engineering from McGill University, Montreal, Canada.

Susan Hamlin has served as Sorrento's Vice President, Sales (North America) since September 2000 and joined Sorrento in November 1999 as Regional Vice President of Sales. Ms. Hamlin is also responsible for Sorrento's customer service group. During her tenure at Pirelli Cables and Systems, Ms. Hamlin was Director of Sales from 1998 to 1999 and responsible for overseeing sales to CATV, CLEC, Utility and IXC markets. From 1997 to 1998, Ms. Hamlin was National Sales Manager - Distribution at Pirelli where she established and implemented Pirelli's sales efforts into the distribution and OEM markets. From 1985 to 1996, Ms. Hamlin held a succession of sales and marketing management positions with AT&T/Lucent Technologies where she was responsible for strategic planning, market development and sales to the Regional Bell Operating Companies. Ms. Hamlin holds a B.S. in

Management Information Systems from Bradley University in Peoria, Illinois and completed executive management programs at Harvard University and the Wharton School of Business.

Jin-Yi Pan, Ph.D., has served as the Vice President, System Architecture, of Sorrento since February 2000. From 1996 to 1999, Dr. Pan was a senior research engineer at Nokia Research Center, the corporate research arm of Nokia Corporation responsible for developing networking system architectures, equipment and software. From 1993 to 1996, Dr. Pan served as a researcher at Bell Communications Research, or Bellcore, the research center created to service the regional bell operating companies in the areas of software, networking standards and architecture. At Bellcore, he participated in the development of network system architecture and protection scheme for MONET, the government funded national optical networking consortium. Dr. Pan holds a Ph.D. in Electrical Engineering from the City University of New York and a B.S. in Optics from Zhejiang University, China.

Marc Thurman has served as Sorrento's Vice President, Operations since April 2001. Mr. Thurman oversees our manufacturing and operations, supply chain management, and quality assurance functions. He brings to us nearly 25 years of manufacturing operations, supply chain management and quality assurance experience on leading edge technologies and products for the computer and telecommunication markets. Mr. Thurman's previous experience includes service since 1971, in various functions at Packard Bell NEC, ComCrypt Systems, IDEA Courier, Inc., Sidereal Corporation, Intel Corporation, RTE Corporation, and Western Electric. In his most recent position, Mr. Thurman had manufacturing responsibilities including internal production, contract manufacturing (EMS) and third party manufacturing (TPM), supporting revenues of $2 billion. Mr. Thurman holds a B.S. in Electrical Engineering from Oregon State University as well as an M.B.A. degree from University of Portland.

Li-Ran Wu has served as Sorrento's Vice President, Management Software since November 2000 and joined Sorrento in October 1999. Before joining Sorrento, Mr. Wu was a senior consultant and Lead Systems Engineer at Hitachi Telecom where he developed second-generation SONET equipment to complement WDM and OXC products within the OTN. He also developed the WDM information model that was published in 1998. Prior to working at Hitachi, Mr. Wu was with Nortel Networks, Racal Datacom and Taiwan Telecom. While at Nortel he developed a SONET UPSR-based communication messaging protocol. Mr. Wu holds an M.S. in Electrical Engineering from North Carolina State University and a B.S. in Computer Science from Chiao Tung University. He has also completed work on his doctoral thesis at the Georgia Institute of Technology.

Jeff Phillips has served as Sorrento's Vice President, Corporate Development since January 2001. From 1995 to 2000, Mr. Phillips was a Vice President at US Bancorp where he focused on financing for telecom related technology concerns and advisory assignments. Prior to joining US Bancorp, Mr. Phillips was a financial analyst/strategist with Hillebrand GmbH, a European investment group. Mr. Phillips began his career as a floor trader at the London International Financial and Futures and Options Exchange (LIFFE) where he focused on Deutsche Mark denominated financial derivatives. Mr. Phillips holds a B.A. in Economics from the University of California at Berkeley.

Item 11. Executive Compensation

The following tables set forth the annual compensation for the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2002, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                          Annual Compensation                  Long-Term Compensation
                                     --------------------------------  -----------------------------------
                                                            Other      Restricted  Securities    Long-Term        All
                                                           Annual         Stock    Underlying    Incentive       Other
                                     Salary     Bonus   Compensation    Award(s)     Options       Plan      Compensation
Name and Principal Position  Year     ($)        ($)        ($)           ($)          (#)        Payouts      ($)(A)(B)
---------------------------  ----   -------    ------   ------------   ----------  ----------    ----------  -------------
Xin Cheng, Chairman,(C)      2002   250,291         -           -               -            -           -            -
   Chief Executive Officer   2001   239,217         -           -               -      175,000           -            -
                             2000   180,000     8,365           -               -      100,000           -            -

Christopher E. Sue, VP(D)    2002   168,500         -           -               -            -           -         16,659
   Finance                   2001   155,880         -           -               -      110,000           -            -
                             2000   134,904    27,947           -               -       15,000           -            -

John A. Mason, Sr. VP(E)     2002   200,000         -           -               -            -           -            -
   Business Development      2001   151,878         -           -               -       42,500           -            -
   President, Sorrento Europe

Richard L. Jacobson, Sr. VP  2002   251,802         -           -               -            -           -            -
   Legal and Secretary       2001   140,850         -           -               -      154,000           -        42,746

S. Rajadhyskha, President    2002   192,055         -           -               -            -           -
   Meret


     (A) Other compensation for Mr. Sue represents vacation accrual buy-out,

     (B) Other compensation for Mr. Jacobson represents relocation related expenses reimbursed by us.

     (C) Employment with the company ended on March 1, 2002

     (D) Mr. Sue resigned from the Company effective May 17, 2002

     (E) Mr. Mason resigned from the Company in March 2002


Long-Term Incentive Plans

The Company has no long-term incentive plans other than our various stock option plans.

Option Grants - Year Ended January 31, 2002

        There were no option grants or shares acquired on exercise of options for the year ended January 31, 2002 for any of the Named Executive Officers.

The following table sets forth information concerning each exercise of stock options during the year ended January 31, 2002 by each of the Named Executive Officers and the January 31, 2002, value of unexercised options.


   Aggregated Option Exercises in Fiscal Year 2002 and January 31, 2002
                               Option Values

                                                               Number of
                           Shares                        Securities Underlying         Value of Unexercised
                          Acquired                        Unexercised Options          In-the-Money Options
                             On           Value          at Fiscal Year-End (#)      at Fiscal Year-End ($)(A)
                          Exercise      Realized       --------------------------   ---------------------------
        Name                (#)           ($)          Exercisable  Unexercisable   Exercisable    Unexercisable
        ----              --------       -------       -----------  -------------   -----------    -------------
Xin Cheng                      -               -          478,001             -                -              -

Christopher E. Sue             -               -          181,999             -                -              -

John A. Mason                  -               -          105,001             -                -              -

Richard L. Jacobson            -               -          154,000             -                -              -

Sunil Rajadhyksha              -               -           35,000             -                -              -

(A) Options are "in-the-money" if, on January 31, 2002, the market price of the Common Stock ($3.58) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2002, and the aggregate exercise price of such options.

Employment Agreements

     In September 2001, we entered into an employment agreement effective October 2001 with Mr. Arneson which provides for a salary of $210,000 per year, a signing bonus of $30,000 paid in six monthly installments, a temporary living allowance of $2,000 per month for two years and 125,000 options to acquire our common stock vesting over two years. This agreement may be terminated for cause. However, should Mr. Arneson be terminated without cause during the first year of employment he will receive a lump-sum severance payment of six month's salary and vesting of all his options. The lump-sum severance payment increases to one year's salary after the first anniversary of his employment with us. In the event of a change of control, merger or sale of the Company, Mr. Arneson is entitled to receive an immediate payment equal to one year's salary and vesting of all his options.

     Further, on March 1, 2002 Mr. Arneson assumed the role of Chairman, President and Chief Executive Officer of the Company. On April 30, 2002, our Board of Directors approved an employment agreement with Mr. Arneson regarding the terms of his employment as Chairman, Chief Executive Officer and President. The agreement provides for an annual compensation of $250,000. The agreement also calls for the vesting, as of March 1, 2002, of the 125,000 options granted Mr. Arneson on September 17, 2001, and the granting of 475,000 additional stock options at a strike price equal to the closing price of the Company's common stock on Nasdaq on March 1, 2002, which shares are to vest at the rate of 20,000 shares per month beginning on April 1, 2002, continuing for 12 months, when 100,000 additional shares vest, and beginning on May 1, 2003, 22,500 shares will vest each month. This grant is also entitled to antidilution protections if certain categories of events occur on or before December 31, 2002. The employment is at will; however, if Mr. Arneson should be terminated without cause or resign in certain circumstances, he would receive a lump sum severance payment of two years' base salary and vesting of all stock options, and he would be required to provide exclusive consulting services for two years following his termination. The agreement also calls for the reimbursement of living expenses at the rate of $2,750.00 per month while Mr. Arneson remains employed.

     On January 25, 2002, the then Board of Directors of Meret Optical Communications, Mr. Cheng and Mr. Sue, approved an employment agreement with Mr. Rajadhyksha appointing him President of Meret and raising his annual salary to $210,000 per year. In addition to the increase in salary there were provisions for severance benefits based upon termination without cause or change in control of the Company. Severance benefits for termination without cause or change in control provisions allow Mr. Rajadhyksha to receive a lump sum payment of up to one year's salary and the vesting of all his options to acquire the Company's common stock.

     On March 1, 2002 Dr. Cheng's employment with the Company ended. In April 2002, Dr. Cheng filed a claim in arbitration seeking, among other things, payment of $500,000 and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The Company is disputing these claims.

     The Board of Directors of Osicom approved a two-year employment contract with Mr. Mason ending May 2002, which provided for a base salary of $130,900 per year and vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Mason be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his base salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during the two years following his termination. In March 2002 Mr. Mason notified the Company that he was resigning with cause, relying on an agreement between Mr. Mason and Dr. Cheng in April 2001 that allowed him to resign for cause at any time prior to the expiration of his employment agreement as a result of having been relocated more than 35 miles from his prior employment location. Mr. Mason's resignation under these circumstances entitled him to receive two year salary and benefit continuation and immediate stock vesting.

     The Board of Directors of Osicom approved a two-year employment contract with Mr. Sue ending May 2002, which provides for a salary of $168,500 per year and the vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Sue be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period. On May 8, 2002 Mr. Sue resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Sue is entitled to any such benefits.

     The Board of Directors of Osicom entered into a two-year contact with Anne Wallace, Director of Financial Reporting, ending May 22, 2002 which provided her compensation of $200,000 per year, plus benefits and living expenses while on location at the Company's Santa Monica facility. This contract may be terminated for cause. However, should Ms. Wallace be contact be terminated without good reason, or if she resigns for good reason, she will receive a continuation of compensation and benefits for two years, and vesting of all her options to acquire our common stock. On May 8, 2002 Ms. Wallace gave notice to the Company that she has resigned for good reason, thus alleging entitlement to the foregoing compensation and benefits. The Company does not believe Ms. Wallace is entitled to any such benefits.

     The Board of Directors of Osicom entered into a two-year employment contract with Mr. Nimrod Johnson, Corporate Controller, ending May 22, 2002, which provides for a salary of $97,307 per year and the vesting of all his options to acquire our common stock. This contract may be terminated for cause. However, should Mr. Johnson be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period. On May 9, 2002 Mr. Johnson resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Johnson is entitled to any such benefits.

     The Board of Directors of Osicom approved a two-year employment contract with Mr. Jacobson ending in July 2002, which provides for a salary of $250,000 per year. This contract may be terminated for cause. However, should Mr. Jacobson be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during two years following his termination.

     On September 30, 2001, we executed a two year consulting agreement with Leonard Hecht whereby Mr. Hecht is be paid a salary at $250,000 per year plus benefits and the vesting of all his options to acquire our common stock.

     In September 2000, the Company's Board of Directors approved a two year consulting agreement with Rohit Phansalkar whereby he is paid a salary of $250,000 per year plus benefits and the vesting of all his options to acquire our commons stock.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (the "Commission"). The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

     Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to us pursuant to Rule 16(a)(3)(e) during the year ended January 31, 2002, and written representations of certain of our directors and officers that no Forms 4 were required to be filed, we believe that all directors, executive officers and beneficial owners of more than 10% of the Common Stock have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 30, 2002, regarding the ownership of the Common Stock by (i) each Director and nominee for Director of the Company; (ii) each of the present executive officers named in the Executive Officer section above; (iii) each of the executive officers named in the Summary Compensation Table, following; (iv) each person known to the Company to beneficially own 5% or more of Common Stock; and (v) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them. All persons named have an address at c/o Sorrento Networks Corporation, 9990 Mesa Rim Road, San Diego, California 92121, unless otherwise indicated.



            Common Stock
            ------------                        Number of        Percentage of
      Name of Beneficial Owner (A)               Shares       Outstanding Shares(O)
      ----------------------------               ------       ---------------------
   Phillip W. Arneson (C)                          156,667
   Xin Cheng, Ph.D. (B)                            525,735
   Donne F. Fisher (D)                              35,000              *
   Robert L. Hibbard (E)                            35,000              *
   Gary M. Parsons (F)                              11,667              *
   Joe R. Armstrong (G)                             63,375              *
   Richard L. Jacobson (H)                         161,523              *
   Christopher E. Sue (I)                          173,339              *
   John Mason (J)                                  105,001              *
   Sunil Rajadhyksha (K)                            21,875              *
   Qila, LLC (L)                                 1,364,549
       15332 Antioch Street
       Pacific Palisades, CA 90272
   All Directors, Nominees and
       Executive Officers as a Group             1,288,849

-------------------
*    Less than 1%

(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company.

(B) Includes exercisable options held by Dr. Cheng to acquire 426,515 shares of common stock and exercisable options to acquire 51,486 shares of common stock held as custodian or trustee for minor children, as to which beneficial ownership is disclaimed. On March 7, 2000, Dr. Cheng was granted options to acquire 5,000,000 shares of our Sorrento subsidiary's common stock at $5.45 as the Chairman, CEO and founder of our Sorrento subsidiary. Pursuant to an outstanding conversion offer, Dr. Cheng may elect to convert the Sorrento subsidiary options into options to acquire our common stock at a ratio of 3.9 for 1. Pursuant to the December 1999 stock purchase agreement with FIBR Holdings, LLC the shares of common stock purchased by it including any shares transferred to its members are required to be voted for the nominees recommended by the Board of Directors; in the event FIBR Holdings, LLC or its affiliates do not vote for the five nominees proposed, the Board of Directors may do so. As of January 10, 2002 there are 47,704 shares of our common stock held by FIBR Holdings, LLC and its transferee members.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(C) Includes exercisable options held by Mr. Arneson to acquire 156,667 shares of common stock.

(D) Includes options to acquire 35,000 shares of common stock held by Mr. Fisher that are exercisable within 60 days. Any shares received upon exercise of these options prior to the November 20, 2002 vesting date are subject to repurchase by the Company. On March 7, 2000, Mr. Fisher was granted options to acquire 100,000 shares of our Sorrento subsidiary's common stock at $5.45 under its option plan for his services as an advisor to it. Pursuant to an outstanding conversion offer, Mr. Fisher may elect to convert the Sorrento subsidiary options into options to acquire our common stock at a ratio of 3.9 for 1. Mr. Fisher is President of Fisher Capital Partners which holds 183,486 shares of our Sorrento subsidiary's Series A Convertible Preferred Stock. Mr. Fisher is a director of Liberty Media Corporation which owns an 72% economic interest representing a 94% voting interest in UnitedGlobalCom, Inc. ("UGC"). Belmarken Holding, B.V., an indirect subsidiary of UGC, holds 3,027,523 shares of our Sorrento subsidiary's Series A Convertible Preferred Stock. Liberty Media also holds convertible debt of United Pan-Europe Communications, N.V., a subsidiary of UGC, which it has agreed to exchange for additional shares in UGC.

(E) Includes options to acquire 35,000 shares of common stock held by Mr. Hibbard that are exercisable within 60 days. Any shares received upon exercise of these options prior to the November 13, 2002 vesting date are subject to repurchase by the Company.

(F) Includes exercisable options held by Mr. Parsons to acquire 11,667 shares of common stock.

(G) Includes options to acquire 63,375 shares of common stock held by Mr. Armstrong that become exercisable within 60 days.

(H) Includes exercisable options held by Mr. Jacobson to acquire 152,500 shares of common stock, 333 options that become exercisable within 60 days, and 8,690 shares held in a 401K plan.

(I) Includes exercisable options held by Mr. Sue to acquire 171,999 shares of common stock that become exercisable within 60 days, and 1,340 shares held in a 401K plan.

(J) Includes exercisable options held by Mr. Mason to acquire 105,001 shares of common stock that become exercisable within 60 days.

(K) Includes options to acquire 21,875 shares of common stock held by Mr. Rajadhyksha that become exercisable within 60 days. On March 7, 2000, Mr. Rajadhyksha was granted an option to acquire 400,000 shares of our Sorrento subsidiary's common stock at $5.45 per share under its option plan for his services as a consultant. Pursuant to an outstanding conversion offer, Mr. Rajadhyksha may elect to convert the Sorrento subsidiary options into options to acquire our common stock at a ratio of 3.9 for 1.

(L) Represents holdings reported by Qila, LLC and RII Partners, Inc. on January 14, 2002 on Form 13-D, "General Statement of Beneficial Ownership". Includes exercisable options to acquire 757,387 shares of common stock held by R II Partners, Inc., exercisable options to acquire 350,001 shares of common stock held by RT Investments, Inc., 25,334 shares held by the Par and Sharon Chadha Family Trust, and 6,527 shares held by the RRC Pension Trust. Mr. and Mrs. Chadha disclaim ownership in all these shares.

(M) For each beneficial owner, the "Percentage of Outstanding Shares" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by total shares outstanding of the Company at April 30,, 2002, of 14,543,298 plus the unexercised options and warrants detailed above of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Item 13. Certain Relationships and Related Transactions.

     In November 2001, we acquired in a like kind exchange furniture having an approximate current value of $8,000 from Digital Boardwalk, Inc. ("DBI") which is an affiliate of Par Chadha, our former Chairman and CEO. Also, during the fourth quarter of fiscal 2002, our Meret subsidiary retained DBI to consult on various matters, for which DBI charged a consulting fee of approximately $49,000, and our Sorrento subsidiary retained DBI to consult on a matter for which DBI charged a consulting fee of approximately $7,000.

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

     During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250,000 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500,000 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034,000 due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

     During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. We anticipate this dispute will be resolved through binding arbitration. Should Mr. Chadha prevail in the arbitration, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

     During fiscal 2002, we paid a total of $55,218 to Phillip W. Arneson as a Director of the Company. The amounts paid included $23,500 for consulting work performed for a special Committee of the Board, $20,760 for various other consulting services including outsourcing advice and organizational matters, attendance fees of $6,000 for Board and Committee meetings and $4,958 in reimbursable expenses. Consulting fees were paid at a rate equal to normal fees for attendance at Board meetings.

     During fiscal 2001, we entered into employment agreements with Mr. Hecht, Mr. Phansalkar, Mr. Sue, and Mr. Jacobson which provide for loans to the employees to exercise stock options to acquire our common stock and the stock of our subsidiaries including any required tax withholdings due upon exercise. The loans are for a period not to exceed two years at the applicable federal rate, are full recourse and require the pledge of shares issued upon exercise. As of April 30, 2002 no such loans are outstanding.

     During fiscal 2000 we paid $40,000 to Renn Zaphiropoulos, a then director, for management consulting services.

     During fiscal 1998, we made 8% demand loans totaling $165,000 to Chrysalis Capital Group, which was repaid with interest in April 1999. The loans were collateralized by 20,408 shares of our common stock. During fiscal 2000 and 1999, we paid $190,070 and $25,000, respectively, in fees to Chrysalis Capital Group for services rendered in connection with various amended loan and security agreements. Leonard Hecht was a director when such transactions occurred and owns, directly and indirectly, 100% of the outstanding capital stock of Chrysalis Capital Group.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits and Consolidated Financial Statement Schedules

     1. Financial Statements: (see index to financial statements at page F-1)

        Independent Certified Public Accountants' Reports

        Consolidated Balance Sheets at January 31, 2002 and 2001

        Consolidated Statements of Operations for the Years Ended January 31,
           2002, 2001 and 2000

        Consolidated Statements Comprehensive Income for the Years Ended January
           31, 2002, 2001 and 2000

        Consolidated Statement of Stockholders' Equity for the Years Ended
           January 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the Years Ended January 31,
           2002, 2001 and 2000

        Notes to Consolidated Financial Statements

     2. Exhibits:

        2. Stock Purchase Agreement dated as of June 1, 1996 between Osicom and BWA (A)

        3.1   Restated Certificate of Incorporation dated June 14, 1988 (B)

        3.2   Amended and Restated By-Laws of Registrant (C)

        3.6   Series D Preferred Stock Certificate of Designation (E)

        3.9 Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 - (G)

        3.10  Certificate of Amendment to the By-Laws dated January 30, 1998 -
              (G)

        3.11  Corrected Certificate of Incorporation of Sorrento Networks,
              Inc. (P)

        3.12  Certificate of Designation of Series F Preferred Stock (Q)

        4.1   1988 Stock Option Plan - (H)

        4.2 Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan -(G)

        4.3   1997 Directors Stock Option Plan - (I)

        4.4   2000 Stock Incentive Plan - (J)

        4.5   2000 Employee Stock Purchase Plan - (J)

        4.6   2000 Stock Option/Stock Issuance Plan of Sorrento Networks,
              Inc. (P)

        4.7   Form of Senior Convertible 9.75% Debenture due August 2, 2004 (Q)

        4.8   Form of Warrant dated August 2, 2001 (Q)

        10.1 Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and Modification dated January 31, 1996 (K)

        10.5  Agreement dated June 12, 2000 with Par Chadha - (O)

        10.7  Agreement dated May 22, 2000 with Rohit Phansalkar - (O)

        10.8  Agreement dated May 22, 2000 with Christopher E. Sue - (O)

        10.9  Agreement dated August 22, 2000 with Leonard N. Hecht (P)

        10.10 Agreement dated May 22, 2000 with John A. Mason (P)

        10.10 Agreement dated July 12, 2000 with Richard L. Jacobson (P)

        10.11 Agreement dated March 1, 2002 with Phillip W. Arneson filed herewith

        10.13 Securities Purchase Agreement dated as of August 1, 2001 (Q)

        10.14 Escrow Agreement dated as of August 1, 2001 (Q)

        10.15 Registration Rights agreement dated as of August 2, 2001 (Q)


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

        L     Form 8-K dated February 2, 1996

        M     Form 8-K dated September 12, 1996

        N     Form 8-K dated September 23, 1996

        O     Form 10-Q for the quarter ended October 31, 2000

        P     Form 10-K for the year ended January 31, 2001

        Q     Form 8-K dated August 3, 2001

        --------------------

        NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(b) Reports on Form 8-K

    January 24, 2002 Delaware Supreme Court ruling

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                Page
                                                                                             ----------
Independent Certified Public Accountants' Reports                                            F-2 to F-3

Consolidated Balance Sheets as of January 31, 2002 and 2001                                      F-4

Consolidated Statements of Operations and Comprehensive Income for the years ended
         January 31, 2002, 2001 and 2000                                                         F-5

Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 2002, 2001 and 2000                                                     F-6 to F-8

Consolidated Statements of Cash Flows for the years ended
         January 31, 2002, 2001 and 2000                                                         F-9

Notes to Consolidated Financial Statements                                                  F-10 to F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Sorrento Networks Corporation


We have audited the accompanying consolidated balance sheets of Sorrento Networks Corporation (a New Jersey corporation) and subsidiaries (the "Company") as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a foreign subsidiary which statements reflect net assets of $1,632,000 as of January 31, 2000 and total revenues of $20,819,000 for the year ended January 31, 2000. These amounts are included in the net investment in and results of discontinued operations in the accompanying financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits, and reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years ended January 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles, in the United States of America.


/s/ BDO Seidman LLP

BDO Seidman LLP
Los Angeles, California
March 22, 2002

                                                           ARTHUR ANDERSEN


                                                      Arthur Andersen & Co.
                                                      21st Floor Edinburgh Tower
                                                      The Landmark
                                                      15 Queen's Road Central
                                                      Hong Kong


REPORT OF INDEPENDENT PUBLIC ACCOUNTS


To:  Uni Precision Industrial Limited and Subsidiaries


We have audited the accompanying balance sheets of Uni Precision Industrial Limited and Subsidiaries (the "Group), incorporated in Hong Kong, as of January 31, 2000 and the related statements of income, cash flows, and changes in shareholders' equity for the year ended January 31, 2000, expressed in Hong Kong dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as of January 31, 2000, and the results of its operations and cash flows for the year ended January 31, 2000 in conformity with generally accepted accounting principles in the United States of America.


/s/ Arthur Andersen & Co.


Hong Kong,
March 3, 2000

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)


--------------------------------------------------------------------------------------------------------------------

                                                                                   January 31, 2002  January 31, 2001
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and equivalents                                                               $ 14,243      $   9,965
     Accounts receivable, net (Notes D, J and S)                                           8,081         16,000
     Inventory, net (Notes B, D and S)                                                    18,810         14,601
     Prepaid expenses and other current assets (Note N)                                    1,252            813
     Investment in marketable securities (Note B)                                         28,120         50,258
--------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                             70,506         91,637
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Notes C, D and E)                                            17,411         16,600
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Purchased technology, net (Note B)                                                      652          1,023
     Other assets (Notes A, B and N)                                                       1,671          2,556
     Investment in former subsidiary (Note A)                                                 99          1,307
--------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                2,422          4,886
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $ 90,339      $ 113,123
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note D)                                                           $  1,043      $   1,342
     Current maturities of long term debt (Note E)                                           362            422
     Accounts payable                                                                      5,575          8,382
     Accrued liabilities and other current liabilities                                     8,887          9,498
     Due on redeemption of preferred security of subsidiary (Note J)                      48,800              -
--------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                        64,667         19,644
--------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations  (Note E)                                     3,867          3,819
Debentures payable, net of unamortized costs and discounts (Note F)                        3,489              -
Dividends payable (Note A)                                                                    99          1,307
--------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                72,122         24,770
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes F, G and H)

MINORITY INTEREST
     Preferred stock, 8,954 shares issued and outstanding; liquidation
     preference (Note J)                                                                       -         48,620

STOCKHOLDERS' EQUITY (Note I)
     Preferred stock, $.01 par value; liquidation preference $1,353                            1              1
     Common stock, $.30 par value; 150,000 shares authorized; 14,209 shares issued
         14,200 shares outstanding at January 31, 2002; 12,608 shares issued and
         12,599 shares outstanding at January 31, 2001                                     4,263          3,782
     Additional paid-in capital                                                          151,443        114,994
     Note receivable from option exercise (Note N)                                             -         (5,034)
     Deferred stock compensation                                                            (255)          (880)
     Accumulated deficit                                                                (161,326)      (118,010)
     Accumulated unrealized gain on maketable securities                                  24,160         44,949
     Treasury stock, at cost; 9 shares at January 31, 2002 and
         January 31, 2001, respectively                                                      (69)           (69)
--------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                       18,217         39,733
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 90,339      $ 113,123
====================================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------------------
                                                                                          Twelve Months Ended
                                                                                              January 31
                                                                               --------------------------------------
                                                                                 2002          2001          2000
---------------------------------------------------------------------------------------------------------------------
NET SALES (Notes B and J)                                                      $ 40,827      $  44,641       $ 68,372

COST OF SALES                                                                    31,507         31,470         36,590
---------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                             9,320         13,171         31,782
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                                       16,165         17,200         16,914
     Engineering, research and development                                       13,656         23,928         11,695
     General and administrative                                                  12,770         18,110         12,753
     Deferred compensation                                                          812          1,908              -
     Other operating expenses                                                     3,071          2,440            371
---------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                46,474         63,586         41,733
---------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                            (37,154)       (50,415)        (9,951)
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Investment income (loss)                                                    (1,368)         5,507            236
     Interest expense                                                            (3,311)          (918)        (1,864)
     Other income (charges)                                                         (99)             -             19
     Gain on sale of marketable securities (Note A)                              (1,204)         3,921         13,970
---------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                            (5,982)         8,510         12,361
---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                          (43,136)       (41,905)         2,410

LOSS FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX PROVISION OF $-0-, $-0-, AND $246)                            -              -        (12,419)

ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS                                 -              -        (11,644)
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                       $(43,136)     $ (41,905)      $(21,653)
=====================================================================================================================

INCOME (LOSS) PER COMMON SHARE (Note M)

     BASIC
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                               13,966         11,855          9,631
         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing operations                                                (3.10)         (3.71)          0.17
             Discontinued operations                                                n/a            n/a          (2.50)
---------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER COMMON SHARE                                                $  (3.10)     $   (3.71)      $  (2.33)
=====================================================================================================================


     DILUTED
         WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (RESTATED, IN THOUSANDS)                               16,175         11,855         10,605
         NET INCOME (LOSS) PER COMMON SHARE:
             Continuing operations                                                (4.36)         (3.71)          0.15
             Discontinued operations                                                n/a            n/a          (2.27)
---------------------------------------------------------------------------------------------------------------------
DILUTED NET LOSS PER COMMON SHARE                                              $  (4.36)     $   (3.71)      $  (2.12)
=====================================================================================================================

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF
     THE FOLLOWING:
         Net loss                                                              $(43,136)     $ (41,905)      $(21,653)
         Unrealized gains (losses) from marketable securities:
             Unrealized holding gains (losses) arising during the period        (20,789)      (123,486)       164,514
             Reclassification adjustment for gains included in net income             -          3,921              -
---------------------------------------------------------------------------------------------------------------------
NET COMPREHENSIVE INCOME (LOSS)                                                $(63,925)     $(161,470)      $142,861
=====================================================================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 2002

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

-----------------------------------------------------------------------------------------------------------------
                                        COMMON             PREFERRED        ADDITIONAL    NOTES      DEFERRED
                                         STOCK               STOCK           PAID IN   RECEIVABLE     STOCK
                                 Shares         Amount  Shares     Amount    CAPITAL     OPTIONS    COMPENSATION
-----------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 2001            12,608       $  3,782       2       $1     $114,994    $(5,034)      $(880)

Debentures
     private placement
     (Notes F)                      478                                       28,414

Stock option and
     warrant exercises
     (Notes I, J and M)            (403)            23                        (1,321)     5,034

Unrealized losses on
     available for sale
     securities (Note B)

Deferred stock compensation
     of subsidiary (Note B)                                                      187                   (187)

Expenses paid with stock
     issuances (Note I)                                                          (18)

Amortization of deferred stock
     compensation (Note B)                                                                              812

Private placement
     subsidiary (Note J)          1,526            458                         9,187

Deemed dividend
     (Note I)

Net loss

-----------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2002            14,209         $4,263       2       $1     $151,443    $    --       $(255)
=================================================================================================================


----------------------------------------------------------------------------------------------
                                                   TREASURY         ACCUMULATED      TOTAL
                                   ACCUMULATED       STOCK          UNREALIZED   STOCKHOLDERS'
                                     DEFICIT    Shares     Amount      GAIN          EQUITY
----------------------------------------------------------------------------------------------

Balance at
     January 31, 2001              $(118,010)       9       $(69)    $ 44,949      $ 39,733

Debentures
     private placement
     (Notes F)                                                                       28,414

Stock option and
     warrant exercises
     (Notes I, J and M)                                                               3,736

Unrealized losses on
     available for sale
     securities (Note B)                                              (20,789)      (20,789)

Deferred stock compensation
     of subsidiary (Note B)                                                               -

Expenses paid with stock
     issuances (Note I)                                                                 (18)

Amortization of deferred stock
     compensation (Note B)                                                              812

Private placement
     subsidiary (Note J)                                                              9,645

Deemed dividend
     (Note I)                           (180)                                          (180)

Net loss                             (43,136)                                       (43,136)

-------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2002              $(161,326)       9       $(69)    $ 24,160      $ 18,217
===========================================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 2001

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)


-------------------------------------------------------------------------------------------------------------------------

                                       COMMON                PREFERRED           ADDITIONAL     NOTES          DEFERRED
                                        STOCK                  STOCK              PAID IN     RECEIVABLE        STOCK
                                Shares          Amount   Shares        Amount     CAPITAL      OPTIONS       COMPENSATION
-------------------------------------------------------------------------------------------------------------------------

Balance at
     January 31, 2000            11,483         $3,445         5          $1       $102,418      $     -       $     -

Preferred stock conversions
     (Note I)                       167             50        (3)          -            (50)

Stock option and
     warrant exercises
     (Notes J, K and M)             919            276                                8,619       (5,034)

Unrealized losses on
     available for sale
     securities (Note B)

Deferred stock compensation
     of subsidiary (Note B)                                                           2,788                     (2,788)

Amortization of deferred stock
     compensation (Note B)                                                                                       1,908

Distribution of shares of
     subsidiary (Note A)

Deemed dividend
     (Note J)

Dividends paid (Note I)              39             11                                1,219

Net loss

-------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2001            12,608         $3,782         2          $1       $114,994      $(5,034)      $  (880)
=========================================================================================================================

--------------------------------------------------------------------------------------------------

                                                    TREASURY            ACCUMULATED     TOTAL
                                 ACCUMULATED         STOCK              UNREALIZED   STOCKHOLDERS'
                                   DEFICIT      Shares      Amount        GAIN          EQUITY
--------------------------------------------------------------------------------------------------

Balance at
     January 31, 2000                $(67,771)      9          $(69)    $ 164,514     $ 202,538

Preferred stock conversions
     (Note I)                                                                                 -

Stock option and
     warrant exercises
     (Notes J, K and M)                                                                   3,861

Unrealized losses on
     available for sale
     securities (Note B)                                                 (119,565)     (119,565)

Deferred stock compensation
     of subsidiary (Note B)                                                                   -

Amortization of deferred stock
     compensation (Note B)                                                                1,908

Distribution of shares of
     subsidiary (Note A)               (5,122)                                           (5,122)

Deemed dividend
     (Note J)                          (1,982)                                           (1,982)

Dividends paid (Note I)                (1,230)                                                -

Net loss                              (41,905)                                          (41,905)

--------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2001               $(118,010)      9          $(69)    $  44,949     $  39,733
==================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES
For the Year Ended January 31, 2000

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)


-------------------------------------------------------------------------------------------------------------

                                      COMMON                 PREFERRED                ADDITIONAL
                                      STOCK                    STOCK                   PAID IN   ACCUMULATED
                              Shares           Amount    Shares        Amount          CAPITAL     DEFICIT
-------------------------------------------------------------------------------------------------------------
Balance at
     January 31, 1999              8,924         $2,677         12          $1         $85,183     $(48,479)

Common stock placements,
     net (Note J)                    679            204                                  6,658

Preferred stock conversions
     (Note I)                      1,048            314         (7)                       (314)

Stock option and
warrant exercises
     (Notes J and K)                 820            246                                  8,298

Expenses paid with stock
     issuances (Note J)                3              1                                     58

Costs attributed to
     stock issuances                                                                       (81)

Treasury stock purchases

Unrealized gains on
available for sale
securities (Note B)

Pre-acquisition deficit
and additional paid in
capital reltaed to former
subsidiary (Note A)                                                                      2,433        3,028

Deemed dividend
     (Note H)                                                                              103         (103)

Dividends paid (Note I)                9              3                                     80         (564)

Net loss                                                                                            (21,653)

-------------------------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2000             11,483   $      3,445          5          $1        $102,418     $(67,771)
=============================================================================================================


----------------------------------------------------------------------------------

                                     TREASURY            ACUMULATED      TOTAL
                                      STOCK              UNREALIZED  STOCKHOLDERS'
                               Shares       Amount          GAIN         EQUITY
----------------------------------------------------------------------------------

Balance at
     January 31, 1999               80         $(524)     $             $ 38,858

Common stock placements,
     net (Note J)                                                          6,862

Preferred stock conversions
     (Note I)                                                                  -

Stock option and
warrant exercises
     (Notes J and K)               (16)          119                       8,663

Expenses paid with stock
     issuances (Note J)            (75)          489                         548

Costs attributed to
     stock issuances                                                         (81)

Treasury stock purchases            20          (153)                       (153)

Unrealized gains on
available for sale
securities (Note B)                                        164,514       164,514

Pre-acquisition deficit
and additional paid in
capital reltaed to former                                                      -
subsidiary (Note A)                                                        5,461

Deemed dividend
     (Note H)                                                                  -

Dividends paid (Note I)                                                     (481)

Net loss                                                                 (21,653)

----------------------------------------------------------------------------------------------
BALANCE AT
     JANUARY 31, 2000                9         $ (69)     $164,514      $202,538
==============================================================================================


See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended January 31,
                                                                                 -------------------------------------------
                                                                                    2002             2001            2000
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss) from continuing operations                               $(43,136)        $(41,905)         $2,410
----------------------------------------------------------------------------------------------------------------------------

       Adjustments to reconcile net loss to net cash used in
            operating activities:
                 Intangible assets valuation allowances (Note B)                         -              435           1,742
                 Depreciation and amortization                                       2,794            4,386           4,624
                 Accounts receivable, option receivables and inventory reserves      9,309            6,347           2,674
                 Expenses paid through issuances of securities                       1,309                -             548
                 (Gain)loss on sale of marketable securitites                        1,204           (7,622)        (13,970)
                 Non-cash interest on debentures (Note F)                              994                -               -
                 Deferred and other stock compensation (Note B)                        812            1,908               -
                 Other non-cash                                                        794                -               -
            Changes in assets and liabilities net of effects of business entity divestitures:
                      Increase in accounts receivable                                6,360          (15,597)           (839)
                      Increase in inventories                                       (8,247)         (11,201)         (3,963)
                      (Increase) decrease in other current assets                     (438)           1,191          (1,196)
                      Increase(decreae) in accounts payable                         (2,729)           4,951           1,942
                      Increase (decrease) in accrued expenses                         (751)           5,303           3,729
                      Increase  (decrease) in other current liabilities                (63)             122            (437)
----------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (31,788)         (51,682)         (2,736)
----------------------------------------------------------------------------------------------------------------------------

            NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                 -                -             953

----------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (31,788)         (51,682)         (1,783)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                           (3,235)         (14,413)         (2,133)
       Software development costs (Note B)                                               -                -            (886)
       Cash received from sale of marketable securities and
        other investments (Notes A and B)                                              144           13,393          13,717
       Expenditures for investments                                                      -           (7,111)              -
       Purchase of other assets (Note B)                                              (895)               -          (3,597)
       Other receivables (Note M)                                                        -            2,621             557
       Cash of former subsidiary (Note A)                                                -           (6,961)              -
       Advances to affiliates, net of repayments (Note A)                                -                -          (3,371)
       Investing acitivities of discontinued operations                                  -                -          (5,519)
----------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                   (3,986)         (12,471)         (1,232)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from short-term debt, net of repayments (Note D)                      (172)             (56)           (690)
       Proceeds from long-term debt (Note E)                                            26            2,412             988
       Repayment of long-term debt (Note E)                                            (39)             (99)           (266)
       Proceeds from debentures ( Note F)                                           29,749                -               -
       Proceeds from convertible preferred stock issued by subsidiary (Note J)           -           46,638               -
       Proceeds from common stock issued by subsidiary (Note I)                          -            7,851               -
       Proceeds from common stock (Note I)                                           9,645                -           6,862
       Proceeds from stock option and warrant exercises (Notes I, J and K)             861            3,861           8,165
       Dividends paid                                                                    -                -            (481)
       Treasury stock purchases                                                          -                -            (153)
       Other                                                                           (18)               -             (81)
       Financing activities of discontinued operations                                   -                -          (1,298)
----------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               40,052           60,607          13,046
----------------------------------------------------------------------------------------------------------------------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,278           (3,546)         10,031

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      9,965           13,511           3,480
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $14,243         $  9,965        $ 13,511
============================================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the "Company," "We," "Our," or "Us") through our subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California, Santa Monica, California and Fremont, California. In addition, we have various sales offices located in the United States and Europe. Our former subsidiary, Entrada Networks moved its facilities to Irvine, California. Our former subsidiary, NETsilicon, Inc., is located in Waltham, Massachusetts. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

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

         Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our Entrada shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to January 31, 2001 we distributed 20,182 of our Entrada shares upon the exercise of options and as of January 31, 2002 and 2001 have reserved 826,000 and 1,080,283 shares respectively for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants.

         The remaining 326,034 Entrada shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on Nasdaq, is a separate element of stockholders' equity and is included in the computation of comprehensive income. More information concerning Entrada is available in its public filings with the Securities and Exchange Commission.

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

         In October 2000, we sold 350,000 shares of our investment in NSI for $4,219. The purchasers had the right to receive additional NSI shares from us if the three day average high for the NSI common stock, as quoted on Nasdaq, at December 31, 2000 was less than the price paid to us by the purchasers but not less than $8.00 per share. We issued an additional 177,344 shares of NSI to the purchasers, reducing the price per share we received to $8.00 per share. Our former Chairman and CEO purchased 100,000 of these shares of NSI for $1,164 and received an additional 45,546 shares pursuant to the price protection provision. As a result of this transaction, our remaining interest is approximately 7.0 million shares of NSI, or 50.6% as of January 31, 2002 and 2001, and continues to be accounted for as a marked-to-market security. More information concerning NSI is available in its public filings with the Securities and Exchange Commission.

         On February 13, 2002 NSI completed a merger with Digi International, Inc. In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of Digi International, Inc. and $13,574 in cash.

         Discontinued Operations - Our Far East business unit, consisting of Uni Precision Industrial Limited ("Uni"), has been accounted for as a discontinued operation pursuant to our formal adoption on May 15, 1999 of a plan to sell this division. As of January 31, 2000, we sold Uni to a group led by its Hong Kong-based management for $2,500 in cash in repayment of our advances to Uni and a $3,000 non-voting redeemable preferred security. This security has not been considered in the estimated proceeds from disposal due to the uncertainty of future collection. Net assets disposed and amounts due from the purchasers, at their expected realizable values, are included in other assets in the accompanying balance sheets. During the year ended January 31, 2001 we received

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

payments of $819. Due to the continuing economic downturn in Asia and the decline in the value of marketable securities held as collateral from the purchasers, we recorded a $700 reserve against the remaining balance due of $1,688 during fiscal 2001. During fiscal 2002, we recorded a $988 reserve to write-down the remaining receivable balance.

         During the year ended January 31, 2000, we recorded a reduction to the estimated realizable value of the net assets of this discontinued operation of $11,644 which has been separately presented as the estimated loss on the disposal of discontinued operations in the accompanying income statement. Net assets of discontinued operations at January 31, 2000 consist of:

                                                                                        2000
                                                                                        ----
                  Cash                                                                  $ 398
                  Accounts receivable, net                                              2,862
                  Inventory, net                                                        2,135
                  Other current assets                                                    367
                  Property, plant and equipment, net                                    7,962
                  Excess cost over net assets acquired                                      -
                  Other non-current assets                                                342
                                                                                       ------
                      Total assets                                                     14,066
                                                                                       ------
                  Accounts payable and other current liabilities                        4,444
                  Short-term debt                                                         791
                  Long-term debt, current portion                                         448
                  Long-term debt, non-current portion                                     918
                  Deferred income taxes                                                     -
                  Intercompany payable                                                  5,833
                                                                                       ------
                      Total liabilities                                                12,434
                                                                                       ------
                      Net assets to be disposed of                                      1,632
                  Less: valuation adjustment                                           (1,632)
                                                                                       ------
                                                                                            -
                  Recoverable receivable                                                2,833
                                                                                      -------
                      Due from disposal of discontinued operations                    $ 2,833
                                                                                      =======


         Operating results of this discontinued operation for the year ended January 31, 2000 is shown separately in the accompanying income statement. The operating results of this discontinued operation for the year ended January 31, 2000 consist of:

                                                                                        2000
                                                                                        ----
                  Net sales                                                          $ 20,819
                  Gross profit                                                          5,022
                  Loss from operations                                                (11,948)
                  Net loss                                                            (12,419)

         Cash flows of this discontinued operation for the year ended January 31, 2000 is shown separately in the accompanying statement of cash flows. The cash flows provided by (used in) this discontinued operation for the year ended January 31, 2000 consist of:

                                                             2000
                                                             ----
Operating activities                                       $   953
Investing activities                                        (5,519)
Financing activities                                        (1,298)

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The balance sheets and the consolidated statement of operations for the years ended January 31, 2002 and 2001 and the consolidated statement of operations for the year ended January 31, 2000 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances. The consolidated statement of operations for the year ended January 31, 2001 includes the results of Entrada through August 31, 2000 after which date we no longer controlled Entrada. The consolidated statement of operations for the year ended January 31, 2000 includes the results of NSI through September 15, 1999 after which date we no longer controlled NSI. (See Note A). The consolidated group is referred to individually and collectively as the "Company," "We," "Our," or "Us".

         Use of Estimates - The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

         Cash and Cash Equivalents - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

         Accounts and Notes Receivable - In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. For some of the customers of our optical networking products payment is required within 180 days from the date of shipment and at January 31, 2002 $1,601 of net receivables are due within 180 days. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis.

         Allowance for Doubtful Accounts - We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. We generally do not require collateral from our customers.

         Inventory - Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2002 and 2001 consist of:


                                                                     2002             2001
                                                                   --------         --------
                  Raw material                                      $14,593           $10,201
                  Work in process                                       879             4,310
                  Finished goods                                      9,806             2,882
                                                                    -------           -------
                                                                     25,278            17,393
                  Less: Valuation reserve                            (6,468)           (2,792)
                                                                    -------           -------
                                                                    $18,810           $14,601
                                                                    =======           =======


         Marketable Securities - Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At January 31, 2002, and 2001 marketable securities were as follows:

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


                                                   Cost            Unrealized Gains        Market Value
                                                   ----            ----------------        ------------
         January 31, 2002:
                  NETsilicon                      $3,938                  $24,142             $28,080
                  Entrada                             22                       18                  40
                                                  ------                  -------             -------
                                                  $3,960                  $24,160             $28,120
                                                  ======                  =======             =======
         January 31, 2001:
                  NETsilicon                      $3,938                  $42,303             $46,241
                  Entrada                          1,371                    2,646               4,017
                                                  ------                  -------             -------
                                                  $5,309                  $44,949             $50,258
                                                  ======                  =======             =======


         Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value.

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

         Software Development - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2002, 2001 and 2000 was $0, $1,046 and $1,841,
respectively, over 3 to 5 years. Accumulated amortization was $398 as of January 31, 2002 and 2001.

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         Purchased Technology - Technology assets were acquired in connection with the acquisition of Sciteq. These assets were analyzed during and after the close of the acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $1,994 and $1,623 at January 31, 2002 and 2001, respectively.

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

         In November 2000, we sold all our shares for $9,937 and $320 in accumulated, unpaid dividends. Of the total $10,257 due from the purchaser, approximately 7.7% or $787 is held in a segregated escrow account for one year. The gain of $3,701 on the sale of the shares is included in investment income in the accompanying income statement. Due to a dispute, a $787 reserve against the remaining escrow balance was recorded during the fiscal year ended January 31, 2002.

         During the years ended January 31, 2001 and 2000 we made sales of $5,746 and $5,496 respectively, to this customer under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $5,971, including deployment expenses of $210, during fiscal 2001 for this customer which was paid in full including accrued interest during January 2001. We financed $3,328 of receivables, including deployment expenses of $120, during fiscal 2000 for this customer and $3,000 of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344,000 was paid in cash.

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

         Income and Loss Per Common Share - Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 2002 and 2001 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-3 stock split effective July 24, 1998. (See Note M).

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

         Stock-Based Compensation - We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. The amount of deferred stock compensation appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the fiscal years ended January 31, 2002 and 2001, we amortized $625 and $1,724 of the total $2,604 initially

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

recorded for deferred stock compensation. (See Note J).

         For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Task Force
(EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento Networks subsidiary granted by it to its consultants; during the fiscal years ended January 31, 2002 and 2001, we recorded $187 and $184 for options granted to consultants. (See Note J).

         The FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect on our financial position or results of operations.

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

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Restatements of previously issued annual financial statements is not permitted, however, comparative financial information for earlier periods shall reflect required reclassifications in presentation. SFAS 144 requires long-lived assets of continuing and discontinued operations be measured at the lesser of carrying amount or fair value less estimated selling costs. The assets and liabilities of discontinued operations shall be presented separately in the asset and liability sections of the balance rather than shown as net realizable value. We do not believe the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued
SFAS 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recognition of the fair value of liabilities for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

C. PROPERTY AND EQUIPMENT

         Property and equipment of the Company consisted of the following components as of January 31, 2002 and 2001:


                                                                                       2002              2001
                                                                                     --------          --------
                  Manufacturing, engineering and plant equipment and software         $15,354          $13,884
                  Office furniture and fixtures                                         4,359            2,717
                  Land and building                                                     6,650            6,650
                  Leasehold and building improvements                                   1,294            1,186
                                                                                     --------          -------
                    Total property and equipment                                       27,657           24,437
                  Less: Accumulated depreciation                                      (10,246)          (7,837)
                                                                                     --------          -------
                    Net book value                                                   $ 17,411          $16,600
                                                                                     ========          =======

         Depreciation expense for fiscal 2002, 2001 and 2000 was $2,422, $3,404 and $2,413, respectively.

D. SHORT TERM DEBT

         Short term debt at January 31, 2002 and 2001 consisted of the following:

                                                                                       2002              2001
                                                                                     --------          -------
                  Floating interest rate loan (2.5% over Coast's prime rate)
                    secured by all the tangible assets of Meret; weighted
                    average interest rate for the year ended January 31, 2002
                    was 22.0%                                                         $ 1,043          $ 1,342
                                                                                     ========          =======


         Meret has a line of credit of $2,000 from Coast Business Credit ("Coast"); the line of credit is collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. We have guaranteed this line to the extent of $1,000. This line of credit provides for interest at 2.5%

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

over the bank's prime rate but not less than 8% (8% at January 31, 2002) with a minimum monthly interest of $8. Advances are limited to 80% of eligible accounts receivable and 40% of eligible inventory limited to $740; this line also provides for a $500 letter of credit sub-line. Subsequent to January 31, 2002, the Loan and Security Agreement was amended reducing the line of credit to $1,000, adjusting the advance rate for eligible inventory to 20%, limited to $370, eliminating minimum monthly interest with an expiration date of July 1, 2002. The highest amount outstanding was $1,259 and $3,001 during fiscal years 2002 and 2001, respectively. The average amount outstanding was $1,122 and $1,419 during fiscal years 2002 and 2001, respectively.

         The Company is in compliance with its debt covenants at January 31, 2002.

E. LONG TERM DEBT

         Long term debt at January 31, 2002 and 2001 consisted of the following:


                                                                                        2002             2001
                                                                                      -------          --------
                  Variable rate 30 year mortgage note payable (5.5% over
                    LIBOR rate); interest rate at January 31, 2002 was 8.95%           $1,283           $1,296
                  Fixed rate 30 year mortgage note payable;
                    interest rate at January 31, 2002 was 7.6%                          2,385            2,410
                  Obligations under finance leases (See Note G)                           561              535
                                                                                       ------           ------
                                                                                        4,229            4,241
                  Less: Current portion                                                   362              422
                                                                                       ------           ------
                                                                                       $3,867           $3,819
                                                                                       ======           ======


         On March 25, 1996, Meret purchased land and building in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, adjusted bi-annually. Monthly principal and interest payments are $11. The interest rate at January 31, 2002 was 8.95%. Net book value of the property securing this mortgage was $1,593 and $1,623 at January 31, 2002 and 2001, respectively.

         In October 2000, we completed our purchase of a 41,000 square foot facility immediately adjacent to our existing San Diego, California facility. The purchase price was $4,805 including the assumption of existing indebtedness of $2,417. Monthly principal and interest payments are $18 and at the end of the 30 year term on January 1, 2010 the remaining balance of $2,109 is due. The loan has a fixed interest rate of 7.6%. Net book value of the property securing this mortgage was $5,394 and $5,411 at January 31, 2002 and 2001, respectively.

         Long term debt including capitalized leases at January 31, 2002 is payable by year as follows:

                  2003                                             $  362
                  2004                                                234
                  2005                                                104
                  2006                                                 54
                  2007                                                 59
                  2008 and later                                    3,416
                                                                   ------
                                                                   $4,229
                                                                   ======

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

F. DEBENTURES

         Debentures - During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29,749. The debentures, due August 2, 2004, have a face value of $32,200 which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock. In addition the purchasers received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share and the placement agent received five year warrants to acquire 111,651 shares of our common stock at $7.21 per share. Subject to certain exceptions, if we issue shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share or at a discount to the then market price the conversion price and warrant exercise price are subject to adjustment.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash will be amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the year ended January 31, 2002 of $2,567 included the stated 9.75% interest of $1,575 which is paid in common stock, amortization of issuance costs of $81 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $911. We issued 487,211 shares of our common stock in payment of $1,307 interest. At January 31, 2002 debentures payable consists of:


         Face Value                                            $ 32,200
         Issuance costs                                          (2,451)
         Value of warrants and deemed beneficial
              Conversion feature                                (27,252)
                                                               --------
                  Debenture book value at issuance                2,497
         Accumulated amortization of
              Issuance costs                                         81
              Value of warrants and deemed beneficial
                  conversion feature                                911
                                                               --------
                                                               $  3,489
                                                               ========


G. LEASES AND OTHER COMMITMENTS

         Rental expense under operating leases was $1,256, $1,277 and $1,533 for the years ended January 31, 2002, 2001 and 2000, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2002:

                                                                               Capital        Operating
                                                                               Leases          Leases
                                                                               ------          ------
                  2003                                                          $359           $1,737
                  2004                                                           203              233
                  2005                                                            56                3
                  2006                                                             -                3
                  2007                                                             -                3
                                                                                ----           ------
                                                                                $618           $1,979
                                                                                               ======

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

                  Less: Amount representing interest                  (57)
                                                                     ----
                  Present value of minimum annual rentals            $561
                                                                     ====


         The net book value of equipment under capital leases was $1,071 and $714 at January 31, 2002 and 2001, respectively.

         We currently reimburse Entrada on a prorata basis for space in its San Diego facility utilized by Meret. During the twelve and five months ended January 31, 2002 and 2001, we paid $48 and $15 to Entrada under this month to month agreement.

         In March 2001, our Meret subsidiary entered into a $2.7 million supplier agreement. The agreement requires a minimum monthly cash outlay of $50,000 extending over a period of fifty four months. The remaining balance at January 31, 2002 of $2.0 million is expected to end in March 2005. The product being acquired is a component used in a product for one of Meret's customers for which there is a five year sales contract.

         We entered into a two year employment contract in May 2000, with Rohit Phansalkar, our immediate past Chairman and Chief Executive Officer ending May 2002, which provides for a salary of $250 per year. He resigned as our CEO in September 2000, in order that the CEO of our Sorrento subsidiary, Dr. Xin Cheng, became our CEO and Chairman of the Board. His contract requires us to continue his salary and benefits for two years, during which he is available to provide consulting services to us.

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

H. LITIGATION

         On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction from the Delaware Court of Chancery prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. On January 23, 2002, the Delaware Supreme Court affirmed the granting of the preliminary injunction.

         On October 19, 2001, an amended complaint was filed in the injunction action, adding as named defendants, the Company, our Meret subsidiary, certain present and former officers and directors of the Company and our subsidiaries as well as our investment bankers. The amended complaint also added, among other things, claims for fraud, securities fraud, breach of fiduciary duty, conspiracy, and intentional interference with contract as well as requesting the appointment of a receiver for our Sorrento subsidiary, all which claims are based on alleged wrongs committed in connection with or since the Series A placement. Our Sorrento subsidiary and the original individual defendants have all answered this amended complaint denying all allegations of wrongdoing.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

The new defendants have all moved to dismiss the amended complaint. Management believes the allegations contained in the amended complaint are without merit.

         On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management also believes that these motions are without merit.

         Currently, hearings on all pending motions have been taken off calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. While the Company is encouraged at the progress of these negotiations, there can be no assurance that a settlement will be reached.

         During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250,000 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500,000 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034,000 due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

         During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. We anticipate this dispute will be resolved through binding arbitration. Should Mr. Chadha prevail in the arbitration, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

         In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The Company is disputing these claims.

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

         The Company has outstanding the following shares of preferred stock:

                                                  Shares                Par       Liquidation
                                                Outstanding            Value       Preference
                                                -----------            -----       ----------
                  Series D                        1,353                $ 1             $1,353
                                                  -----                ---             ------
                                                  1,353                $ 1             $1,353
                                                  =====                ===             ======

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

J. OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         Stock Split - In July, 1998, approval was granted for a one for three reverse stock split effective July 24, 1998. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. Sorrento did not complete a $50,000 public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. If such a request is made in writing, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available to such a redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements as of January 31, 2001. The difference between the net proceeds received on the sale of these shares and

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

their liquidation preference of $48,800 will be recorded as a deemed dividend during the period from issuance to March 31, 2001. During the years ended January 31, 2002 and 2001, we recorded a deemed dividend of $180 and $1,982 with respect to the Sorrento Series A shares. As of January 31, 2002 the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to redeem the shares.

         We made sales of products to affiliates of two of the purchasers of Sorrento's Series A Preferred Stock. During the years ended January 31, 2002 and 2001, we made sales of $2,076 and $3,281 to the subsidiaries of the purchaser of 33.8% of the shares of which $1,601 and $3,281 was outstanding at January 31, 2002 and 2001 under 180 days terms. During the fiscal years ended January 31, 2002 and 2001, we made sales of $2,553 and $4,781 to the subsidiaries of the purchaser of 6.2% of the shares of which $2 and $2496 was outstanding at January 31, 2002 and 2001 respectively.

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

K. STOCK OPTION PLANS

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                   ----------------           --------------
         Shares under option at January 31, 1999                       2,424,175                 $11.83
           Granted                                                       998,213                 $13.36
           Exercised                                                    (717,373)                $12.47
           Canceled                                                     (516,960)                $16.71
                                                                      ----------
         Shares under option at January 31, 2000                       2,188,055                 $11.83
           Granted                                                     3,878,068                 $37.42
           Exercised                                                    (890,898)                $10.01
           Canceled                                                     (107,990)                $12.31
                                                                      ----------
         Shares under option at January 31, 2001                       5,067,235                 $30.93
           Granted                                                       873,688                  $7.52
           Exercised                                                     (98,267)                 $8.17
           Canceled                                                   (1,232,116)                $25.98
                                                                      ----------
         Shares under option at January 31, 2002                       4,610,540                 $28.30
                                                                      ==========


         Additional information relating to stock options outstanding and exercisable at January 31, 2002 summarized by exercise price are as follows:

                                                    Outstanding                         Exercisable
                                           ------------------------------        ---------------------------
                                                 Weighted Average
              Exercise Price                  -------------------                           Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
                ---------        ------    ------------    --------------        ------      --------------
              $3.00 - $9.99    1,334,924        7.28           $ 6.32            932,930         $7.12
             $10.00 - $19.99     641,728        6.62           $14.92            508,668        $14.12
             $20.00 - $29.99     573,038        7.65           $22.42            408,038        $22.59
             $30.00 - $39.99     645,450        7.91           $35.89            645,375        $35.89
             $40.00 - $69.13   1,415,400        8.22           $54.02          1,293,533        $54.46
                               ---------                                       ---------
             $3.00 - $69.13    4,610,540        7.61           $28.30          3,788,544        $30.79
                               =========                                       =========


         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the years ended January 31, 2002, 2001 and 2000, would have been increased to the pro forma amounts presented below:

                                                                    2002                2001              2000
                                                                   ------              ------            ------
                 Net loss:
                      As reported                                  $(43,136)       $ (41,905)         $(21,653)
                      Pro forma                                     (46,978)        (103,130)          (25,146)
                 Loss per share:
                      Basic EPS as reported                        $  (3.10)         $ (3.71)          $ (2.33)
                      Pro forma basic EPS                             (3.38)           (8.87)            (2.70)
                      Diluted EPS as reported                         (4.36)           (3.71)            (2.12)
                      Pro forma diluted EPS                           (4.59)           (8.87)            (2.45)

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 2002: expected life of option 3 years, expected volatility of 140%, risk free interest rate of 2.91% to 4.50% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $2.30 to $5.63 and the weighted average was $4.18. The assumptions for the year ended January 31, 2001 were expected life of option 3 to 5 years, expected volatility of 85%, risk free interest rate of 4.89% to 6.75% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $8.97 to $40.09 and the weighted average was $22.17. The assumptions for the year ended January 31, 2000 were expected life of option 3 to 4 years, expected volatility of 85%, risk free interest rate of 5.56% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $2.73 to $22.15 and the weighted average was $7.68.

         In addition our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan in February 2000 under which it has granted options to certain of its employees, directors and consultants. All options are generally granted at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, either through immediate purchase of the shares at fair value or as a bonus tied to performance of services or the attainment of prescribed milestones. No milestones were attained and, no stock has been issued under the stock issuance program and option activity for the plan for the year ended January 31, 2002 is summarized as follows:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
         Shares under option at January 31, 2000                             -                      -
           Granted                                                    22,071,074                  $ 5.37
           Exercised                                                         -                       -
           Canceled                                                   (3,335,170)                 $ 5.52
         Shares under option at January 31, 2001                      18,735,904                  $ 5.34
           Granted                                                     1,193,064                  $ 5.45
           Exercised                                                     (22,300)                 $ 2.60
           Canceled                                                   (4,592,236)                 $ 5.52
         Shares under option at January 31, 2002                      15,314,432                  $ 5.30


         Additional information relating to the stock options of our Sorrento subsidiary outstanding and exercisable at January 31, 2002 summarized by exercise price are as follows:

                                                    Outstanding                         Exercisable
                                           ------------------------------        ---------------------------
                                                 Weighted Average
              Exercise Price                  -------------------                           Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
                ---------        ------    ------------    --------------        ------      --------------
                  $2.00          715,975        8.05            $2.00            464,978         $2.00
                  $5.45       14,527,612        8.26            $5.45         10,230,528         $5.45
                  $6.85           70,845        8.52            $6.85             36,195         $6.85
                              ----------                                      ---------
              $2.00 - $6.85   15,314,432        8.25            $5.30         10,731,701         $5.31
                              ==========                                      ==========

         The holders of the options of our Sorrento subsidiary may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one. During the year ended January 31, 2002 and 2001, no options were converted.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

L. INCOME TAXES

         The Company's provision for taxes on income for the years ended January 31, 2002, 2001 and 2000 consists of:

                                                                      Non-U.S.
                                                                    -----------
                                                                    Discontinued
                                                                     Operations
                                                                     ----------
                  Year ended January 31, 2002:
                      Current                                          $  -
                      Deferred                                            -
                                                                       -----
                      Total                                            $  -
                                                                       =====

                  Year ended January 31, 2001:
                      Current                                          $  -
                      Deferred                                            -
                                                                       -----
                      Total                                            $  -
                                                                       =====

                  Year ended January 31, 2000:
                      Current                                          $ -
                      Deferred                                          (246)
                                                                       -----
                      Total                                            $(246)
                                                                       =====


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

                                                                                        2002             2001
                                                                                      --------         --------
                  Deferred tax assets:
                    Valuation allowances                                             $  3,283         $  1,798
                    Research and development credits                                       63              100
                    Tax loss carryforwards                                             55,004           40,189
                    Purchase accounting                                                 2,057            2,057
                    Depreciable assets                                                    583              583
                    Other liabilities and reserves                                      2,334            1,735
                                                                                     ---------        --------
                         Gross deferred tax assets                                     63,324           46,462
                    Less: valuation allowance                                         (63,324)         (46,462)
                                                                                     --------         --------
                         Deferred tax asset                                          $      -         $      -
                                                                                     ========         ========

         At January 31, 2002, the Company has federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through January 31, 2002. Further

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. These NOL carryforwards expire as follows:

                  2007                                                 $  5,140
                  2008                                                    3,097
                  2009                                                    2,794
                  2010                                                    1,052
                  2011                                                      386
                  2012                                                    4,678
                  2018                                                   14,257
                  2019                                                   11,243
                  2020                                                   32,394
                  2021                                                   39,786
                  2022                                                   42,328
                                                                       --------
                                                                       $157,155
                                                                       ========

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2002, 2001 and 2000, is as follows:

                                                                  2002             2001           2000
                                                                --------          -------       -------
                  Income (loss) before income taxes              $(43,136)       $(41,905)      $ 2,410

                  Theoretical tax (benefit) at 35%               $(15,098)       $(14,667)      $   844
                  Impact of purchase accounting                         -             101        (8,197)
                  Impact of non-qualified stock options              (434)         (3,978)       (4,905)
                  Change in valuation allowance                    16,862          18,499        12,258
                  Other individually immaterial items              (1,330)             45             -
                                                                 --------        --------       -------
                                                                 $      -        $      -       $     -
                                                                 ========        ========       =======

M. EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 2002, 2001 and 2000 reflect a 1-for-3 stock split effective July 24, 1998.

                                                                  2002             2001           2000
                                                                --------          -------       -------
         Net loss                                             $   (43,136)     $  (41,905)     $(21,653)
         Less: deemed dividend                                       (180)         (1,982)         (103)
         Less: preferred dividends paid                                 -               -          (564)
         Less: accrued, unpaid preferred dividends                      -            (118)         (150)
                                                              -----------      ----------     ---------
         Net loss available to common shareholders
         used in basic EPS                                    $   (43,316)     $  (44,005)    $ (22,470)
                                                              ===========      ==========     =========

         Average number of common shares used in basic EPS     13,966,067       11,854,848    9,630,713
                                                               ==========      ===========   ==========


         For the year ended January 31, 2000 our convertible preferred stock was antidilutive. Accordingly, the weighted average number of dilutive potential common stock of 463,401 and the dividends paid on these preferred shares of $564 are excluded from the calculation of diluted EPS. We incurred a net loss from continuing operations

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

for the years ending January 31, 2002, 2001 and 2000. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                      2002            2001             2000
                                                                    --------         --------        --------
         Net loss available to common shareholders used
             in basic EPS                                       $   (43,316)      $   (44,005)     $   (22,470)
         Interest on convertible debt                               (27,135)                -                -
                                                                -----------       -----------      -----------
         Net loss available to common shareholders after
           Assumed conversions of dilutive securities           $   (70,451)      $   (44,005)     $   (22,470)
                                                                ===========       ===========      ===========

         Average number of common shares used in basic EPS       13,966,067        11,854,848        9,630,713
         Effect of dilutive securities:
           Convertible preferred stock                                  -              22,046                -
           Stock benefit plans                                      130,639         1,628,255          861,077
           Stock benefit plan of Sorrento                            23,910                 -                -
           Warrants                                                  72,983            93,384          112,741
           Convertible debentures                                 2,208,739                 -                -
                                                                -----------       -----------      -----------
         Average number of common shares and dilutive
           potential common stock used in diluted EPS            16,402,338        13,958,533       10,604,531
                                                                ===========       ===========      ===========


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

Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares for the period. Options outstanding were 4,734,458 for the fiscal year ended January 31, 2002. All three years were also not dilutive because of losses.

N. OTHER RELATED PARTY TRANSACTIONS

         Summarized below are all material related party transactions entered into by us and our subsidiaries during the periods presented not otherwise disclosed in these notes.

     In November 2001, we acquired in a like kind exchange furniture having an approximate current value of $8,000 from Digital Boardwalk, Inc. ("DBI") which is an affiliate of Par Chadha, our former Chairman and CEO. Also, during the fourth quarter of fiscal 2002, our Meret subsidiary retained DBI to consult on various matters, for which DBI charged a consulting fee of approximately $49,000, and our Sorrento subsidiary retained DBI to consult on a matter for which DBI charged a consulting fee of approximately $7,000.

         During the year ended January 31, 2001 we made a 6.6% three year loan in the amount of $300 to an officer in connection with his accepting employment as our Senior Vice President, Legal. This is a full recourse loan and the officer has pledged all his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. At January 31, 2002 the balances of this loan was $316, consisting of principal and accrued interest. The loan was fully reserved as of January 31, 2002.

         During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250,000 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500,000 accelerated payment to the exercise. In addition, he exercised 507,388 options for which we are contractually obligated to loan the $5,034,000 due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

interpretation of his repayment obligations under the terms of the agreements.

During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. We anticipate this dispute will be resolved through binding arbitration. Should Mr. Chadha prevail in the arbitration, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

         During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. The required non-cash expense as a result of the rescission equal to the difference between the amount of the loan receivable and the market value of the returned shares was recorded as a reserve of $2,700 against the receivable during the year ended January 31, 2002 and is included in other operating expenses in the accompanying income statement. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. This dispute is being negotiated between Mr. Chadha and the Company, see details in Note H.

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

         During the years ended January 31, 2000 we paid $190 in fees for assistance in obtaining the amended loan and security agreements to an entity controlled by a then outside director. During the year ended January 31, 1998 we made 8% demand loans in the amount of $165 to an entity controlled by a then outside director which was fully repaid, including interest thereon, during April 1999. The loan was collateralized by 20,408 shares of the Company's common stock.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

O. SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the years ended January 31, 2002, 2001 and 2000. During fiscal 2002, common shares were issued as interest payments on debentures and neither provided nor used cash.

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

         Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at January 31, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

         The following data shows the customers accounting for more than 10% of net receivables at January 31 2002 and 2001:

                                                                       2002            2001
                                                                     --------        --------
                  Customer A                                           -               15.6%
                  Customer B                                           -                2.4
                  Customer C                                          19.8             20.5
                  Customer D                                          13.9             20.6
                  Customer E                                          24.7             14.1
                  Customer F                                           3.9             12.0
                  Customer G                                          20.4              -

         The following data shows the customers accounting for more than 10% of net sales during the years ended January 31, 2002, 2001 and 2000:

                                                                       2002            2001           2000
                                                                     --------        --------       -------
                  Customer A                                           6.3%            10.7%           -
                  Customer B                                           6.9             12.9            8.0
                  Customer C                                           5.1              7.3            -
                  Customer D                                          21.1              9.3            -
                  Customer E                                          14.4              4.2            -
                  Customer F                                          13.2              4.9            -
                  Customer G                                           4.0              -              -

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Q. SUBSEQUENT EVENTS

    The Board of Directors of Osicom approved a two-year employment contract with Mr. Mason ending May 2002, which provided for a base salary of $130,900 per year and vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Mason be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his base salary and benefits for two years, vesting of all his options to acquire our common stock, and he is required to provide consulting services to us during the two years following his termination. In March 2002 Mr, Mason notified the Company that he was resigning with cause, relying on an agreement between Mr. Mason and Dr. Cheng in April 2001 that allowed him to resign for cause at any time prior to the expiration of his employment agreement as a result of having been relocated more than 35 miles from his prior employment location. Mr. Mason's resignation under these circumstances entitled him to receive two year salary and benefit continuation and immediate stock vesting.

    The Board of Directors of Osicom approved a two-year employment contract with Mr. Sue ending May 2002, which provides for a salary of $168,500 per year and the vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Sue be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period, On May 8, 2002 Mr. Sue resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Sue is entitled to any such benefits.

    The Board of Directors of Osicom entered into a two-year contact with Anne Wallace, Director of Financial Reporting, ending May 22, 2002 which provided her compensation of $200,000 per year, plus benefits and living expenses while on location at the Company's Santa Monica facility. This contract may be terminated for cause. However, should Ms. Wallace be contact be terminated without good reason, or if she resigns for good reason, she will receive a continuation of compensation and benefits for two years, and vesting of all her options to acquire our common stock . On May 8, 2002 Ms. Wallace gave notice to the Company that she has resigned for good reason, thus alleging entitlement to the foregoing compensation annd benefits. The Company does not believe Ms. Wallace is entitled to any such benefits.

    The Board of Directors of Osicom entered into a two-year employment contract with Mr. Nimrod Johnson, Corporate Controller, ending May 22, 2002, which provides for a salary of $97,307 per year and the vesting of all his options to acquire our common stock. This contract maybe terminated for cause. However, should Mr. Johnson be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period. On May 9, 2002 Mr. Johnson resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Johnson is entitled to any such benefits.

R. SEGMENT INFORMATION

         Information for the years ended January 31, 2002, 2001 and 2000 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows; Sorrento Networks, Optical Networking, Entrada Networks and NETsilicon. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. We have no material long term assets outside the United States. The accounting policies of the segments are the same as the policies described in the "Summary of Significant Accounting Policies". Each segment operates independent of one another. The company evaluates the performance of each segment and distributes resources to them based on earnings before income taxes, excluding corporate charges ("Segment Operating Profit")

                                                        2002            2001            2000
                                                      --------        --------       ---------
         Net sales:
               United States                           $28,341         $36,923        $53,158
               Asia                                      1,340             247         12,982
               Europe                                   10,130           7,285          1,656
               Other                                     1,016             186            576
                                                       -------         -------        -------
                      Total  net sales                 $40,827         $44,641        $68,372
                                                       =======         =======        =======


                                          Sorrento     Meret
                                          Networks     Optical           Other    Consolidated
                                          --------     -------           -----    ------------
As of January 31, 2002 except

Revenues from external customers          $ 36,034     $ 4,793          $    -      $  40,827
Cost of goods sold                          28,384       3,123               -         31,507
     Gross profit                            7,650       1,670               -          9,320
Operating income/(loss) from
     operations                            (28,993)        246          (8,407)       (37,154)
Depreciation and amortization
     expense                                 2,039         543             212          2,794
Valuation allowance additions:
     Receivables and inventory               5,328         269             987          5,597
     Other                                     812           -           1,788          2,600
Capital asset additions, net                 3,116          67              52          3,235
Total assets                                36,089       7,282          46,968         90,339

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

                                          Sorrento     Meret          Entrada
                                          Networks     Optical        Networks       Other       Consolidated
                                          --------     -------        --------     ----------    ------------
As of January 31, 2001 except
  for Entrada which is
  as of August 31, 2000:

Revenues from external customers          $ 26,477      $6,272         $11,892       $      -      $ 44,641
Cost of goods sold                          17,344       3,661          10,465              -        31,470
     Gross profit                            9,133       2,611           1,427              -        13,171
Operating income/(loss) from
     continuing operations                 (36,147)      1,031          (7,859)        (7,440)      (50,415)
Depreciation and amortization
     expense                                 2,593         515           1,024            254         4,386
Valuation allowance additions:
     Receivables and inventory                 642         678           4,327            700         6,347
     Other                                   1,979           -             434              -         2,413
Capital asset additions, net                 8,320         157             444          5,492        14,413
Total assets                                36,524       9,088             n/a         67,511       113,123

                                          Sorrento      Meret         Entrada
                                          Networks     Optical        Networks     NETsilicon        Other    Consolidated
                                          --------     -------        --------     ----------      --------   ------------
As of January 31, 2000 except
  for NETsilicon which
  is as of September 14, 1999:

Revenues from external customers          $ 12,511      $6,953         $28,771        $20,137      $      -    $ 68,372
Cost of goods sold                           5,415       4,100          17,498          9,577             -      36,590
     Gross profit                            7,096       2,853          11,273         10,560             -      31,782
Operating income/(loss) from
     continuing operations                  (5,754)        415          (3,124)         2,540        (4,028)     (9,951)
Depreciation and amortization
     expense                                   825       1,021           2,118            660             -       4,624
Valuation allowance additions:
     Receivables and inventory                 373         657             911            733             -       2,674
     Other                                       -           -           1,742              -             -       1,742
Capital asset additions, net                 1,839        (576)            140            721             9       2,133
Total assets                                 7,973       7,925          16,135            n/a       191,232     223,265

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

S. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory valuation reserve were as follows:

                  Balance at February 1, 1999                                         $ 3,489
                      Additions charged to costs and expenses                           1,600
                      Amounts used during year                                           (589)
                      Balance of NSI at September 15, 1999                               (430)
                                                                                      -------
                  Balance at January 31, 2000                                           4,070
                      Additions charged to costs and expenses                           3,689
                      Amounts used during year                                            (55)
                      Balance of Entrada at August 31, 2000                            (4,912)
                                                                                      -------
                  Balance at January 31, 2001                                           2,792
                      Additions charged to costs and expenses                           4,038
                      Amounts used during year                                           (362)
                                                                                      -------
                  Balance at January 31, 2002                                         $ 6,468
                                                                                      =======

         Changes in the accounts receivable valuation reserve were as follows:

                  Balance at February 1, 1999                                         $ 1,136
                      Additions charged to costs and expenses                           1,074
                      Amounts used during year                                           (279)
                      Balance of NSI at September 15, 1999                               (728)
                                                                                      -------
                  Balance at January 31, 2000                                           1,203
                      Additions charged to costs and expenses                           1,958
                      Amounts used during year                                           (570)
                      Balance of Entrada at August 31, 2000                            (1,589)
                                                                                      -------
                  Balance at January 31, 2001                                           1,002
                      Additions charged to costs and expenses                           1,558
                      Amounts used during year                                           (821)
                                                                                      -------
                  Balance at January 31, 2002                                         $ 1,739
                                                                                      =======

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

T. UNAUDITED QUARTERLY FINANCIAL DATA (Unaudited)

Amounts in thousands, except per share amounts.

                                             First      Second          Third         Fourth
                                            Quarter     Quarter        Quarter        Quarter         Year
                                            -------     -------        -------        -------         ----
Year ended January 31, 2002:
       Net sales                          $ 14,497    $  7,998        $ 10,066       $  8,266      $ 40,827
       Gross profit                          4,929       1,296           1,321          1,774         9,320
       Loss from operations                 (5,768)    (10,961)        (15,924)       (10,483)      (43,136)

       Net loss                             (5,768)    (10,961)        (15,924)       (10,483)      (43,136)
       Net loss per share:
         Basic                               (0.45)      (0.77)          (1.11)         (0.74)        (3.10)
         Diluted                             (0.45)      (2.06)          (1.11)         (0.74)        (4.36)

Year ended January 31, 2001:
       Net sales                          $ 10,048    $ 11,376        $ 10,849       $ 12,368      $ 44,641
       Gross profit                          1,855       3,842           3,509          3,965        13,171
       Loss from continuing operations     (12,837)    (13,524)         (6,903)        (8,641)      (41,905)

       Net loss                            (12,837)    (13,524)         (6,903)        (8,641)      (41,905)
       Net loss per share:
         Basic                               (1.15)      (1.21)          (0.63)         (0.74)        (3.71)
         Diluted                             (1.15)      (1.21)          (0.63)         (0.74)        (3.71)

Year ended January 31, 2000:
       Net sales                          $ 19,129    $ 17,206       $  18,948       $ 13,089      $ 68,372
       Gross profit                          8,878       8,120           9,328          5,456        31,782
       Income (loss) from
         continuing operations              (1,043)     (2,493)         14,246         (8,300)        2,410
       Provision for income taxes                -           -          (3,406)         3,406             -
       Loss from discontinued operations    (1,229)       (120)         (9,307)       (13,407)      (24,063)
       Net income (loss)                    (2,272)     (2,613)          1,533        (18,301)      (21,653)
       Net income (loss) per share:
         Basic                               (0.29)      (0.30)           0.13          (1.66)        (2.33)
         Diluted                             (0.29)      (0.30)           0.14          (1.66)        (2.12)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SORRENTO NETWORKS CORPORATION


By:               /s/ Joe R. Armstrong                  Date:      May 16, 2002
      ----------------------------------------
       Joe R. Armstrong
       Chief Financial Officer
       Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:               /s/ Phil Arneson                      Date:      May 16, 2002
      ----------------------------------------
       Phil Arneson
       Chairman and Director
       Chief Executive Officer

By:               /s/ Donne Fisher                      Date:      May 16, 2002
      ----------------------------------------
       Donne Fisher
       Director

By:               /s/ Gary M. Parsons                   Date:      May 16, 2002
      ----------------------------------------
       Gary M. Parsons
       Director

By:               /s/ Robert Hibbard                    Date:      May 16, 2002
      ----------------------------------------
       Robert Hibbard
       Director


By:               /s/ Xin Cheng                         Date:      May 16, 2002
      ----------------------------------------
       Xin Cheng
       Director



                            STATEMENT OF DIFFERENCES
                           -------------------------

The trademark symbol shall be expressed as........................    'TM'
The registered trademark symbol shall be expressed as.............     'r'