Form 10-Q
period 2002-04-30
SORRENTO NETWORKS CORP
filed 2002-06-19
CIK 812491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2002

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

   Common Stock, $.30 par value per share, Outstanding: 14,534,410 shares at
                                 May 31, 2002.

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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

==========================================================================================================
                                                                                    Three Months Ended
                                                                                         April 30,
                                                                                 -------------------------
                                                                                    2002             2001
----------------------------------------------------------------------------------------------------------
NET SALES                                                                        $  6,003         $ 14,497
COST OF SALES                                                                       4,515            9,568
----------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                               1,488            4,929
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                                                          3,432            4,313
     Engineering, research and development                                          2,534            3,301
     General and administrative                                                     1,863            2,750
     Deferred stock compensation                                                      106              201
     Other operating expenses                                                          97               93
----------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                   8,032           10,658
----------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                               (6,544)          (5,729)
----------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
     Investment income                                                                 94              100
     Interest expense                                                              (1,310)            (190)
     Other income (Expenses)                                                           80               51
     Gain on sale of marketable securities                                         11,656                -
----------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSES)                                             10,520              (39)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                              3,976           (5,768)
NET INCOME (LOSS)                                                                $  3,976         $ (5,768)
==========================================================================================================
EARNINGS (LOSS) PER SHARE:
     PREFERRED STOCK DIVIDENDS                                                          -              180
     NET GAIN (LOSS) APPLICABLE TO COMMON SHARES                                 $  3,976         $ (5,948)
         BASIC WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING                                                           14,323           13,282
----------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE                                         $   0.28         $  (0.45)
==========================================================================================================
         DILUTED WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING                                                           18,913           13,282
----------------------------------------------------------------------------------------------------------
DILUTED NET INCOME (LOSS) PER COMMON SHARE                                       $  (1.26)        $  (0.45)
==========================================================================================================
COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF
     THE FOLLOWING:
         Net income (loss)                                                       $  3,976         $ (5,768)
         Unrealized losses from marketable securities:
             Unrealized holding losses arising during the period                   (1,398)         (21,636)
             Reclassification adjustment for gains included in net income         (11,656)               -
----------------------------------------------------------------------------------------------------------
NET COMPREHENSIVE INCOME (LOSS)                                                  $ (9,078)        $(27,404)
==========================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share amounts)

===========================================================================================================================
                                                                                                 April 30,      January 31,
                                                                                                   2002             2002
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                                       $  21,492       $  14,243
     Accounts receivable, net                                                                       9,625           8,081
     Inventory, net                                                                                17,384          18,810
     Prepaid expenses and other current assets                                                        947           1,252
     Investment in marketable securities                                                           13,148          28,120
---------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                      62,596          70,506
---------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                        18,523          17,411
---------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Purchased technology, net                                                                        559             652
     Other assets                                                                                   1,686           1,671
     Investment in former subsidiary                                                                    -              99
---------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                         2,245           2,422
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                    $  83,364       $  90,339
===========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                            $     890       $   1,043
     Current maturities of long term debt                                                             408             362
     Accounts payable                                                                               6,661           5,575
     Accrued liabilities and other current liabilities                                              8,768           8,887
     Due on redeemption of preferred security of subsidiary                                        48,800          48,800
---------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                 65,527          64,667
---------------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations                                                        3,797           3,867
Debentures payable, net of unamortized costs and discounts                                          3,923           3,489
Dividends payable                                                                                      99              99
---------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                         73,346          72,122
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; liquidation preference $1,353                                     1               1
     Common stock, $.30 par value; 150,000,000 shares authorized; 14,543,298 shares issued
         14,534,410 shares outstanding at April 30, 2002;  14,209,104 shares issued and
         14,200,216 shares outstanding at January 31, 2002                                          4,363           4,263
     Additional paid-in capital                                                                   152,161         151,443
     Deferred stock compensation                                                                     (194)           (255)
     Accumulated deficit                                                                         (157,350)       (161,326)
     Accumulated unrealized gain on marketable securities                                          11,106          24,160
     Treasury stock, at cost; 8,888 shares at April 30, 2002 and
         January 31, 2002, respectively                                                               (69)            (69)
---------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                10,018          18,217
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  83,364       $  90,339
===========================================================================================================================

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands, except per share amounts)

================================================================================================================
                                                                                           Three Months Ended
                                                                                                April 30,
                                                                                        ------------------------
                                                                                           2002           2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) from continuing operations                                     $  3,976       $ (5,768)
----------------------------------------------------------------------------------------------------------------
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
                 Depreciation and amortization                                             1,358            611
                 Accounts receivable, option receivables and inventory reserves              716          1,071
                 (Gain) on sale of marketable securitites                                (11,656)             -
                 Non-cash interest on debentures                                             774              -
                 Deferred and other stock compensation                                       106            201
            Changes in assets and liabilities:
                      Increase in accounts receivable                                     (1,638)        (2,458)
                      (Increase) decrease in inventories                                   1,061        (12,817)
                      Decrease in other current assets                                        48            272
                      Increase in accounts payable                                         1,032          9,900
                      Increase  (decrease) in accrued and other current liabilities           15           (362)
----------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                         (4,208)        (9,350)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                                 (1,944)        (1,431)
       Cash received from sale of marketable securities and other investments             13,574              -
       Other assets                                                                            4           (438)
----------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                           11,634         (1,869)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:
       Payments of short-term debt, net                                                     (153)          (185)
       Proceeds from long-term debt                                                            -            384
       Repayment of long-term debt                                                           (24)            (9)
       Proceeds from common stock                                                              -          9,645
       Proceeds from stock option and warrant exercises                                        -            338
----------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                             (177)        10,173
----------------------------------------------------------------------------------------------------------------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                            7,249         (1,046)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           14,243          9,965
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 21,492       $  8,919
================================================================================================================

See accompanying notes to consolidated financial statements.

                                                  Sorrento Networks 10Q 04/30/02

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Quarterly Report on Form 10-Q which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2002.

         The results of operations reflect our activities and our wholly-owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our".


Results of Operations/Comparison of the Quarters ended April 30, 2002 and 2001.

         Net sales. Our consolidated net sales decreased $8.5 million or 59% to $6.0 million for the quarter ended April 30,2002 compared to net sales of $14.5 million for the quarter ended April 30, 2001. Net sales for our Sorrento Networks Inc.("Sorrento"), the Company's primary operating subsidiary, decreased $8.3 million or 64% to $4.8 million for the quarter ended April 30, 2002 as compared to net sales of $13.1 million for the quarter ended April 30, 2001. The reduction in sales volume reflects the continued weak telecommunications industry volumes.

         Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis decreased to 25% for the quarter ended April 30, 2002 from 34% in the quarter ended April 30, 2001. Consolidated gross profit was $1.5 million, a decrease of 70% for the quarter ended April 30, 2002 from $4.9 million for the quarter ended April 30, 2001. Gross margin percent and gross profit were negatively impacted by the substantially higher percentage of fixed overhead allocated to cost of sales as a result of the lower revenue volume for the quarter. Gross profit for Sorrento decreased to $1.0 million the quarter ended April 30, 2002, as compared to $4.5 million in the quarter ended April 30, 2001, a decrease of 77%.

         Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $3.4 million or $57% of net sales, for the quarter ended April 30, 2002 from $4.3 million, or 30% of net sales for the quarter ended April 30, 2001. The decrease was primarily the result of cost reduction efforts implemented and lower revenue volume for the quarter. We continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. We expect sales commissions to increase as our sales volume increases since many of our sales personnel earn a portion of their total compensation from commissions based on sales volume.

         Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expenses as incurred. We continue to manage our research and development cost in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $2.5 million, or 42% of net sales, for the quarter ended April 30, 2002 from $3 million, or 22.8% of nets sales for the quarter ended April 30, 2001. The decline can primarily be attributed to decreases in product development material and personnel related costs reflecting managements planned reduction in operating expense levels.

                                                  Sorrento Networks 10Q 04/30/02


         General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and allocable occupancy costs. Consolidated general and administrative expenses decreased to $1.9 million, or 31% of net sales, for the quarter ended April 30, 2002 from $2.8 million, or 19% of net sales, for the quarter ended April 30, 2001. The decrease in general and administrative expenses can be attributed to reductions in investment banking, professional fees and personnel related costs due to our operating expense reduction efforts.

         Other income (charges). Other income (charges) from continuing operations was $10.5 million in income for the quarter ended April 30, 2002 versus a $39 charge for the quarter ended April 30, 2001. The current year quarter includes an $11.7 million gain on the sale of marketable securities as a result of the sale of 3,396,221 shares of NETsilicon, Inc common stock to Digi International, Inc. for $13.6 million in cash. The remaining shares of NETsilicon common stock was exchanged for Digi International common stock and is accounted for under marketable securities. The Company obtained 2,324,683 shares of Digi common stock on the exchange. The increase of $1.1 million in interest expense for the quarter ended April 30, 2002 from the quarter ended April 30, 2001 was primarily due to cost associated with the Company's convertible debenture which included interest of $766, paid in common stock, amortization of issuance costs of $36 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $398. In addition, to the foregoing interest expense was partially offset by a decline in our short-term borrowings.

         Income taxes. There was no provision for income taxes for the quarters ended April 30, 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.


Sorrento Networks, Inc.

         Net sales. Net sales decreased 64% to $4.8 million for the three months ended April 30, 2002 from $13.1 million for the same comparable quarter last year. During the three months ended April 30, 2002, we shipped product to ten customers of which five customers represented a combined 88% of our net sales. During the quarter ended April 30, 2001, we shipped product to twelve customers of which five customers represented a combined 84% of our net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base. Revenues continue to be negatively impacted by weak telecommunication industry volumes.

         Gross profit. Gross profit decreased 77% to $1.0 million for the quarter ended April 30, 2002 from $4.5 million for the same comparable quarter last year. Our gross margin decreased to 21% of net sales for the quarter ended April 30, 2002 from 34% of net sales for the comparable quarter last. Year. The gross margin and gross margin percentage decrease was primarily the result of a significantly higher allocation of fixed manufacturing overhead in the Company's cost of shipments for the quarter as a result of the lower revenue volume. The Company has initiated cost cutting actions in production due to the lower revenue volume and a continued slowdown in the capital expenditure spending throughout the telecom industry.

         Selling and marketing. Selling and marketing expenses decreased to $3.4 million, or 70% of net sales, for the quarter ended April 30, 2002 from $4.2 million, or 32% of net sales for the same comparable quarter last year. The decrease in sales and marketing expenses resulted from cost reduction programs initiated by the Company. Sales and marketing expenses showed decreases in travel expenses, advertising expenses and reductions in personnel.

                                                  Sorrento Networks 10Q 04/30/02


         Engineering, research and development. Engineering, research and development expenses decreased to $2.4 million, or 50% of net sales, for the quarter ended April 30, 2002 from $3.2 million, or 25% of net sales, for the same comparable quarter last year. The decrease in engineering, research and development expenses was the result of decreased expenditures associated with the Company's cost reduction programs and included decreases in engineering personnel, employee relocation and recruiting expenses and reduction in material related development expenses. The number of engineering personnel decreased to 65 at April 30, 2002 from 99 at April 30, 2001.

         General and administrative. General and administrative expenses decreased to $869, or 18% of net sales for the quarter ended April 30, 2002 from $1.5 million, or 11% of net sales, for the comparable quarter last year.
The decrease in general and administrative expenses reflects the reduction of executive and administrative personnel and lower operating expenses, including professional banking and other fees.

         Deferred and other stock compensation. Deferred and other stock compensation for the quarter ended April 30, 2002 includes $62 of amortization of deferred stock compensation and $44 of expenses resulting from the amortization of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.


Meret Optical Communications

         Net sales. Net sales for Meret decreased to $1.2 million, or by 14% for the quarter ended April 30, 2002 from $1.4 million for the comparable quarter last year. Sales in our RF Synthesis product category decreased by 41% compared to the same quarter last year reflecting lower demand for products in this category. A portion of this decrease was offset by increased shipments of our new Coarse Wavelength Division Multiplexing ("CWDM") products that contributed approximated 13% of the revenue during the quarter. Shipments of our legacy product remained relatively unchanged when compared to the quarter ended April 30, 2002 to the prior year.

         Gross Profit. Gross profit increased to $463, or by 2%, for the quarter ended April 30, 2002 from $456 for the comparable quarter last year. Meret's gross margins increased to 39% for the quarter ended April 30, 2002 from 34% for the comparable quarter last year. The positive change in gross margin was primarily the result of better pricing of our legacy products when compared to the prices that were sold at in the prior year. In addition, we made shipments during the quarter of our new CWDM products which contributed to the increase in the gross margin.

         Selling and Marketing. Selling and marketing expenses decreased to $64 or 5% of net sales, for the quarter ended April 30, 2002 from $98, or 7% of net sales, for the comparable period last year. The decrease during the quarter ended April 30, 2002 compared to the same three month period last year resulted from a decrease in internal commissions. Commissionable sales were down significantly from the three months ended April 30, 2001. This combined with changes in the commission structure resulted in lower commission expense during the current quarter.

         Engineering, Research and Development. Engineering, research and development expenses increased to $137 or 11% of net sales, for the quarter ended April 30, 2002 from $81 or 6% of net sales for the comparable quarter last year. The increase during the quarter ended April 30, 2002 results from the addition of four engineers to support the development of new products and the enhancement of existing products.

         General and Administrative. General and administrative expenses increased to $147 or 12% of net sales for the quarter ended April 30, 2002 from $73 or 5% of net sales for the comparable quarter last year. The increase in general and administrative expenses during the quarter consisted primarily of additions in

                                                  Sorrento Networks 10Q 04/30/02


the administration staff, costs associated with upgrades in our business application software and, costs incurred to move the facilities to a new location.


Liquidity and Capital Resources

We finance our operations through a combination of internal funds, investments and debt and equity financing. At April 30, 2002, our working capital was $(3.0) million and included $21.5 million in cash and cash equivalents and $13.1 million of investments in marketable securities. In addition, $48.8 million of Series A Holder's obligation as a result of their exercised right of redemption was re-classified at year end January 31, 2002 as a current liability as compared to mezzanine in the Company's liability and owner's equity section of the balance sheet in the prior year. The Series A redemption of securities can only be made through lawfully available funds that would normally be generated from SNI profitable operations, which the Company does not currently have available, or foresee availability of, in the near future.

Our continuing operations used cash flows of $4.2 million during the quarter ended April 30, 2002. During the quarter ended April 30, 2001 continuing activities used cash flows of $9.3 million. The decrease in cash flows used by operations resulted primarily from gains on the sale of marketable securities and a decrease in our accounts receivable, offset by increases in inventory and accounts payable.

The Company has incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc., the Company's principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. The Company has funded its operations primarily by the sale of securities and the issuance of debt. There can be no assurance that similar funding will be available in the future. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, the Company anticipates that its current and future revenues will be negatively impacted. As a result, the Company will need to raise additional capital in the future or continue to substantially decrease its operating costs and capital spending in order to fund its operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the customers of our optical networking products, payment is required within 180 days from the date of shipment. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. There can be no assurance that either current or future receivables will not be impacted negatively by this economic environment.

Our investing activities during the quarter ended April 30, 2002 provided cash flows of $11.6 million. We purchased property and equipment of $1.9 million and received $13.6 million on the sale of marketable securities and other assets. During the quarter ended April 30, 2001 the investing activities of our continuing operations used cash flows of $1.9 million. This consisted primarily of $1.4 million in purchases of capital equipment and $438 in other assets.

Our financing activities during the quarter ended April 30, 2002 used cash flows of $177 which consisted primarily of repayment of debt. During the quarter ended April 30, 2001 the financing activities of our continuing operations provided cash flows of $10.2 million which consisted primarily of $9.6 million in net proceeds from a private placement for issuance of our common stock, $338 in proceeds from option and warrant exercised, $384 in proceeds from long term debt offset by $194 in repayment of short and long term debt.

                                                  Sorrento Networks 10Q 04/30/02


In May, the Company terminated it's line of credit with Coast Savings. The line of credit totaled $1.0 million with outstanding borrowings against this line of credit was $890 at April 30, 2002. The line of credit was secured by a collateral agreement against Meret's accounts receivables, inventory and other assets.

During March 2000, our Sorrento subsidiary completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50 million. Since Sorrento did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. In April 2001 a majority of Series A Shareholders exercised their right to redeem the Series A Preferred Stock. Such redemption can only be made out of funds deemed to be lawfully available or from a sale pro rata portion as to which a lesser amount of lawfully available funds would exist. The Company at the current time does not have such funds which would normally be generated from operating profits of the subsidiary, Sorrento Networks, Inc.

In September 2001, certain holders of SNI's Series A preferred stock obtained a preliminary injunction for the Delaware Court of Chancery, which was affirmed by the Delaware Supreme Court in January 2002. The injunction prohibits SNI from issuing additional shares of Series A preferred stock and from incurring debt without the consent of the holders of a majority of the outstanding shares of Series A preferred stock. The Court of Chancery will decide whether to make this injunction permanent at a trial that is not currently scheduled. We cannot predict the outcome of that trial. The injunction against SNI, our principal operating subsidiary, issuing Series A preferred stock, makes it very difficult to fund SNI as its business operations require. The Company, however, does have the right to make such capital contributions to SNI to fund its operations as the Board may deem necessary. During the quarter ended April 30, 2002 the Company made capital contributions that totaled $3,750 to SNI. Capital contributions do not increase the Company's ownership interest in SNI, but rather increases the basis of our ownership interest. The Board has authorized capital contributions to be made when necessary to fund the SNI operations, but there can be no assurance that the Board will continue to authorize such contributions in the future should other funding methods continue to be unavailable.

We anticipate that our available cash resources, and marketable securities available for sale together with any necessary cost reductions will be sufficient to meet our presently anticipated capital requirements for the current fiscal year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.



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

                                                  Sorrento Networks 10Q 04/30/02


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

                                                  Sorrento Networks 10Q 04/30/02


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

                                                  Sorrento Networks 10Q 04/30/02


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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying financial data for the three months ended April 30, 2002 and 2001 along with financial data for January 31, 2002, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2002 and for the quarter ended April 30, 2001, have been made. The results of operations for the quarter ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

Digi International, Inc. And NETsilicon, Inc.

         On September 15, 1999 NETsilicon, Inc. ("NSI") completed an initial public offering in which 6,037,500 shares of its common stocks were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22,249 and we received net proceeds of $15,382. In addition, NSI repaid advances due us of $5,884. In connection with the initial public offering by NSI our remaining 55% interest became non-voting shares. Accordingly, our financial statements reflected the results of operations of NSI through September 14, 1999 at which time our remaining interest were accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us are marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on NASDAQ, reported as a separate element of stockholders' equity and included in the computation of comprehensive income.

         In October 2000, we sold 350,000 shares of our investment in NSI for $4,219. The purchasers had the right to receive additional NSI shares from us if the three day average high for the NSI common stock, as quoted on NASDAQ, at December 31, 2000 was less than the price paid to us by the purchasers but not less than $8.00 per share. We issued an additional 177,344 shares of NSI to the purchasers, reducing the price per share we received to $8.00 per share. Our

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


former Chairman and CEO purchased 100,000 of these shares of NSI for $1,164 and received an additional 45,546 shares pursuant to the price protection provision. As a result of this transaction, our remaining interest was approximately 7.0 million shares of NSI, or 51% as of January 31, 2002 and continued to be accounted for as a marked-to-market security.

         On February 13, 2002 NSI completed a merger with Digi International, Inc.("DIGI"). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13,574 in cash. More information concerning DIGI is available in its public filings with the Securities and Exchange Commission.


Entrada Networks, Inc.

         On August 31, 2000, we completed a merger of Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity which changed its name to Entrada Networks, Inc.
(ENI) . We purchased 93,900 shares of Sync in the open market during June and July, 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3,306. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

         Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our ENI shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an ENI share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of ENI shares. Prior to January 31, 2001 we distributed 20,182 of our ENI shares upon the exercise of options and as of January 31, 2002 we have reserved 826,000 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our ENI shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5,122. In addition we have granted options to purchase 410,000 of our ENI shares for $3.19 per share (the merger price) to several of our then officers and consultants.

         The remaining 326,034 ENI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income. More information concerning ENI is available in its public filings with the Securities and Exchange Commission.


Deferred Stock Compensation

         We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


our Sorrento subsidiary granted by it to its employees; during the three months ended April 30, 2002 and 2001 it amortized $61 and $154, respectively, of the total $2,604 initially recorded for deferred stock compensation.

         For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force
(EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its consultants; during the three months ended April 30, 2002 and 2001 it recorded $44 and $47, respectively, for options granted to consultants.

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" effective for financial statement issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Restatements of previously issued annual financial statements is not permitted, however, comparative financial information for earlier periods shall reflect required reclassifications in presentation. SFAS 144 requires long-lived assets of continuing and discontinued operations be measured at the lesser of carrying amount or fair value less estimated selling costs. The assets and liabilities of discontinued operations shall be presented separately in the asset and liability sections of the balance rather than shown as net realizable value. We do not believe the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Assets Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recognition of the fair value of liabilities for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations..

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

         SFAS 142 requires, among others things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


BALANCE SHEET DETAIL

         Inventories at April 30, 2002 and January 31, 2002 consist of:


                                                           April 30, 2002    January 31, 2002
                                                           --------------    ----------------
Raw material ..............................................       $13,390             $14,593
Work in process ...........................................         2,093                 879
Finished goods ............................................         8,371               9,806
                                                                  -------             -------
                                                                   23,854              25,278
Less: Valuation reserve ...................................        (6,470)             (6,468)
                                                                  -------             -------
                                                                  $17,384             $18,810
                                                                  =======             =======



         Marketable Securities - Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in Digi, NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At April 30, 2002, and January 31, 2002 marketable securities were as follows:


                                                             Unrealized
                                                   Cost        Gains      Market Value
                                                   ----        -----      ------------
April 30, 2002:
           Digi ...........................       $2,020      $11,076        $13,096
           Entrada ........................           22           30             52
                                                  ------      -------        -------
                                                  $2,042      $11,106        $13,148
                                                  ======      =======        =======


January 31, 2002:
           NETsilicon .....................       $3,938      $24,142        $28,080
           Entrada ........................           22           18             40
                                                  ------      -------        -------
                                                  $3,960      $24,160        $28,120
                                                  ======      =======        =======


SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


          Debentures-During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29,749. The debentures, due August 2, 2004, have a face value of $32,200 which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the options of paying the interest on these debentures in shares of our common stock. In addition, the purchaser received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share and the placement agent received five year warrants to acquire 111,651 shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share or at a discount to the then market price. The conversion price and warrant exercise are subject to adjustment.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash will be amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the three months ended April 30, 2002 of $1.2 million at the stated 9.75% interest which is paid in common stock, amortization of issuance costs of $36 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $398. On April 1, 2002 the Company issued 303,579 shares of our common stock in payment of $774interest for the debenture interest period ending March 31, 2002. At April 30, 2002 debentures payable consists of:

Face Value ..........................................................    $ 32,200
Issuance costs ......................................................      (2,451)
Value of warrants and deemed beneficial
     conversion feature .............................................     (27,252)
                                                                         --------
          Debenture book value at issuance ..........................       2,497
Accumulated amortization of
     Issuance costs .................................................         117
     Value of warrants and deemed beneficial conversion feature .....       1,309
                                                                         --------
                                                                         $  3,923
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

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


                      1,000,000 shares of Preferred Stock, Series E

         We have outstanding the following shares of preferred stock:


                                      Shares         Par        Liquidation
                                    Outstanding     Value       Preference
                                    -----------     -----       ----------
      Series D .....................  1,353          $1           $1,353
                                      =====          ===          ======



         Preferred stock dividends during the quarters ended April 30, 2002 and 2001 consist of:


                                                                      Three Months Ended April 30,
                                                                      ----------------------------
                                                                            2002          2001
                                                                          --------      --------
         Deemed dividends (Sorrento Series A)                              $  -           $180
                                                                              =           ====


OTHER CAPITAL STOCK TRANSACTIONS

         On March 22, 2001 we completed a private placement of 1,525,995 unregistered shares of our common stock receiving net proceeds of $9,645. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. For a period of 18 months from the March 22, 2001 completion date in the event the Company were to issue shares of common stock or equity securities convertible into our common stock at a price less than $6.5531 per share the purchasers would be entitled to receive additional shares of common stock.

         During 2000, our Sorrento subsidiary completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46,638 from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, Sorrento paid a finders fee of $1,950 through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 in this placement. One of our present outside directors, who was not a director at that time, purchased 183,486 shares in this placement. In addition, he is a director of Liberty Media Corporation which owns an 11% economic interest representing a 37% voting interest in UGC. The purchaser of 3,027,523 shares in this placement is an indirect subsidiary of UGC. Liberty Media also holds convertible debt in this Series A holder which debt it has agreed to exchange for shares in UGC.

         Each share of Sorrento's Series A Preferred Stock is convertible into one share of Sorrento's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into Sorrento's common stock upon an underwritten public offering by Sorrento with an aggregate offering price of at least $50,000. If Sorrento did not complete a $50,000 public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. If such a request is made in writing, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available to such a

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist. The net proceeds from the issuance of these shares has been classified as a minority interest in the accompanying financial statements as of April 30, 2002 and January 31, 2001. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48,800 was recorded as a deemed dividend during the period from issuance to March 31, 2001. During the years ended April 30, 2002 and 2001, we recorded a deemed dividend of $0 and $180 with respect to the Sorrento Series A shares. As of April 30, 2002 and January 31, 2002 the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to redeem the shares.


STOCK OPTION PLANS

         We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At April 30, 2002 there were 4,610,540 shares under option at prices varying from $3.00 to $69.13 per share.

         In addition our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan under which it has granted options to certain of its employees and directors at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, through immediate purchase of the shares at fair value, or as a bonus tied to performance milestones No stock has been issued under the stock issuance program and at April 30, 2002 there were 14,915,227 Sorrento shares under option at prices varying from $2.00 to $6.85 per share. The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one.

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2002 and 2001.


                                                  Three Monthes Ended April 30,
                                                  -----------------------------
                                                  2,002               2,001
                                                  -----               -----
Net income (loss) .......................       $      3,976       $     (5,768)
Less: preferred dividends ...............                 --               (180)
                                                ------------       ------------

Net income (loss) available to common
     shareholders used in basic EPS .....       $      3,976       $     (5,948)
                                                ============       ============

Average number of common shares
     used in basic EPS ..................         14,322,839         13,281,938
                                                ============       ============


SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


         We had a net loss for the quarter ended April 30, 2001. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

Net income (loss) available to common
     shareholders used in basic EPS ...............  $      3,976       $     (5,948)

Less: Convertible debt issuance costs .............       (28,620)                --
Plus: Convertible debt interest ...................           774                 --
                                                       ----------         ----------

Net loss available to common
     shareholders used in diluted EPS .............    $  (23,870)        $   (5,948)
                                                       ==========         ==========

Average number of common shares
     used in basic EPS ............................    14,322,839         13,281,938
                                                       ----------         ----------

Effect of dilutive securitites:
Convertible debentures ............................     4,466,021                 --
Stock benefit plans ...............................            --            279,440
Stock benefit plan of subsidiary ..................            --             56,409
Warrant exercises .................................       123,964              2,453
                                                       ----------         ----------
Average number of common shares and dilutive
     potential common stock used in diluted EPS ...    18,912,824         13,620,240
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

       Currently, hearings on all pending motions have been taken off the Court's calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. While the Company is encouraged at the progress of these negotiations, there can be no assurance that a settlement will be reached.

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

        During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June, 2002, the Company filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Should Mr. Chadha prevail in Court, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

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

SUBSEQUENT EVENTS

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


       The Board of Directors of Osicom approved a two-year employment contract with Mr. Sue ending May 2002, which provides for a salary of $168 per year and the vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract may be terminated for cause. However, should Mr. Sue be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period, On May 8, 2002 Mr. Sue resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Sue is entitled to any such benefits.

       The Board of Directors of Osicom entered into a two-year contact with Anne Wallace, Director of Financial Reporting, ending May 22, 2002 which provided her compensation of $200 per year, plus benefits and living expenses while on location at the Company's Santa Monica facility. This contract may be terminated for cause. However, should Ms. Wallace contract be terminated without good reason, or if she resigns for good reason, she will receive a continuation of compensation and benefits for two years, and vesting of all her options to acquire our common stock. On May 8, 2002 Ms. Wallace gave notice to the Company that she has resigned for good reason, thus alleging entitlement to the foregoing compensation and benefits. The Company does not believe Ms. Wallace is entitled to any such benefits.

       The Board of Directors of Osicom entered into a two-year employment contract with Mr. Nimrod Johnson, Corporate Controller, ending May 22, 2002, which provides for a salary of $97 per year and the vesting of all his options to acquire our common stock. This contract maybe terminated for cause. However, should Mr. Johnson be terminated without cause or resign in certain circumstances prior to the end of the contract term he will receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and he is required to provide consulting services to us during that period. On May 9, 2002 Mr. Johnson resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. The Company does not believe Mr. Johnson is entitled to any such benefits.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of credit exposure by reviewing the financial strength and credit risks of the investments and financial institutions that the Company places its cash investments. Such investments and placements may include governmental or associated agency notes or bonds, liquid money market investments with a high degree of credit rating and major national or regional banks with excellent credit history and ratings. To date our risks in these investments has been minimal.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exist at April 30, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------


         The following data shows the customers accounting for more than 10% of net consolidated receivables:


                                                     April 30,       January 31,
                                                     ---------       -----------
                                                      2002             2002
                                                      ----             ----
Customer A ...........................                   9.2%                30.9%
Customer B ...........................                  25.0%                18.6%
Customer C ...........................                    --                 11.8%
Customer D ...........................                  25.9%                 8.4%





         The following data shows the customers accounting for more than 10% of net consolidated sales:


                                               April 30, 2002       April 30, 2001
                                               --------------       --------------
Customer A ...........................                  17.4%                24.7%
Customer B ...........................                  13.7%                19.8%
Customer C ...........................                  13.2%                13.9%
Customer D ...........................                  14.1%                20.4%


SORRENTO NETWORKS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------



SEGMENT INFORMATION




                                                                  Sorrento          Meret
                                                                  Networks         Optical         Other           Total
                                                                  --------         -------         -----           -----
Three Months Ended April 30, 2002

       Net Sales ...........................................      $   4,794       $   1,209             --       $   6,003
       Cost of Sales .......................................          3,769             746             --           4,515

                                                                  ---------       ---------      ---------       ---------
             Gross Profit ..................................          1,025             463             --           1,488
                                                                  ---------       ---------      ---------       ---------

       Operating income (loss) .............................         (5,719)             22           (847)         (6,544)
       Depreciation & amortization expense .................            769             133            435           1,358
       Valuation allowance additions .......................            270             447            105             822
       Capital asset additions .............................          1,662             212             70           1,944
       Total assets ........................................         59,572           8,187         15,605          83,364



Three Months Ended April 30, 2001

       Net Sales ...........................................      $  13,139       $   1,358      $      --       $  14,497
       Intersegment sales ..................................             --              --             --
                                                                  ---------       ---------      ---------       ---------
             Total net sales ...............................         13,139           1,358             --          14,497
       Cost of Sales .......................................          8,666             902             --           9,568

                                                                  ---------       ---------      ---------       ---------
             Gross Profit ..................................          4,473             456             --           4,929
                                                                  ---------       ---------      ---------       ---------

       Operating income (loss) .............................         (4,629)            112         (1,212)         (5,729)
       Depreciation & amortization expense .................            397             136             78             611
       Valuation allowance additionals .....................            399             172            500           1,071
       Capital asset additions .............................          1,396               4             31           1,431
       Total assets ........................................         54,350           8,346         43,002         105,698

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

       During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June, 2002, the Company filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. We have been advised by Mr. Chadha's counsel that in June 2002, Mr. Chadha filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles, also seeking declaratory relief and in addition, alleging breach of contract and fraud. The Company has not as yet received a copy of this complaint and has no further details regarding its contents. Should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, the Company may be required to issue him 1,178,500 shares of the Company's stock for no consideration.

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


Item 2: Changes in Securities and Use of Proceeds
        Not Applicable

Item 3: Defaults Upon Senior Securities
        Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5: Other Information
        Not Applicable

Item 6: Exhibits and Reports on Form 8-K

        A. Exhibits

           Consolidated Financial Statements for the Quarter Ended April 30, 2002 (included in Part I, Item 1).

        B. Reports on Form 8-K
           March 6, 2002 Board Appointment of new Chairman and Chief Executive Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SORRENTO NETWORKS CORPORATION
                                         (Registrant)



June 19, 2002                            By:  /s/ Joe R. Armstrong
                                             ----------------------------------
                                                  Joe R. Armstrong,
                                                  Chief Financial Officer
                                                  Principal Accounting Officer