Form 10-Q
period 2002-07-31
SORRENTO NETWORKS CORP
filed 2002-09-16
CIK 812491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15810

SORRENTO NETWORKS CORPORATION
(Exact name of Registrant as specified in charter)

New Jersey	22-2367234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9990 Mesa Rim Road San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 558-3960

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.30 par value per share, Outstanding: 15,349,748 shares at August 31, 2002.

This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. “Fluctuations in Revenue and Operating Results” and “Forward Looking Statements—Cautionary Statement”, which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$14,483	$14,243
Accounts receivable, net	6,628	8,081
Inventory, net	13,648	18,810
Prepaid expenses and other current assets	550	1,252
Investment in marketable securities	6,336	28,120

TOTAL CURRENT ASSETS	41,645	70,506

PROPERTY AND EQUIPMENT, NET	17,698	17,411

OTHER ASSETS
Purchased technology, net	466	652
Other assets	1,228	1,671
Investment in former subsidiary	—	99

TOTAL OTHER ASSETS	1,694	2,422

TOTAL ASSETS	$61,037	$90,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$159	$1,043
Current maturities of long-term debt	360	362
Accounts payable	3,921	5,575
Accrued liabilities and other current liabilities	11,100	8,887
Due on redemption of preferred security of subsidiary	48,800	48,800

TOTAL CURRENT LIABILITIES	64,340	64,667

Long-term debt and capital lease obligations	3,749	3,867
Debentures payable, net of unamortized costs and discounts	4,558	3,489
Dividends payable	99	99

TOTAL LIABILITIES	72,746	72,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value; liquidation preference $1,353	1	1
Common stock, $.30 par value; 150,000 shares authorized; 15,359 shares issued 15,350 shares outstanding at July 31, 2002; 14,209 shares issued and 14,200 shares outstanding at January 31, 2002	4,607	4,263
Additional paid-in capital	152,745	151,443
Deferred stock compensation	(131)	(255)
Accumulated deficit	(173,156)	(161,326)
Accumulated unrealized gain on marketable securities	4,294	24,160
Treasury stock, at cost; 9 shares at July 31, 2002 and January 31, 2002, respectively	(69)	(69)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(11,709)	18,217

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$61,037	$90,339

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
NET SALES	$5,199	$7,998	$11,202	$22,495
COST OF SALES	7,499	6,702	12,014	16,270

GROSS PROFIT (LOSS)	(2,300)	1,296	(812)	6,225

OPERATING EXPENSES
Selling and marketing	3,645	3,836	7,077	8,149
Engineering, research and development	2,339	3,425	4,873	6,726
General and administrative	5,911	3,293	7,774	6,043
Deferred stock compensation	109	205	215	406
Other operating expenses	93	93	190	186

TOTAL OPERATING EXPENSES	12,097	10,852	20,129	21,510

LOSS FROM OPERATIONS	(14,397)	(9,556)	(20,941)	(15,285)

OTHER INCOME (EXPENSES)
Investment income	93	43	187	143
Interest expense	(1,541)	(144)	(2,851)	(334)
Other income (expenses)	39	(168)	119	(117)
Gain (loss) on sale of marketable securities	—	(1,136)	11,656	(1,136)

TOTAL OTHER INCOME (EXPENSES)	(1,409)	(1,405)	9,111	(1,444)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(15,806)	(10,961)	(11,830)	(16,729)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(15,806)	$(10,961)	$(11,830)	$(16,729)

NET LOSS PER SHARE:
PREFERRED STOCK DIVIDENDS	—	—	—	180
NET LOSS APPLICABLE TO COMMON SHARES	$(15,806)	$(10,961)	$(11,830)	$(16,909)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,809	14,184	14,571	13,740

BASIC NET LOSS PER COMMON SHARE	$(1.07)	$(0.77)	$(0.81)	$(1.23)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,275	14,184	19,037	13,740

DILUTED NET LOSS PER COMMON SHARE	$(2.26)	$(0.77)	$(2.03)	$(1.23)

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF THE FOLLOWING:
Net loss	$(15,806)	$(10,961)	$(11,830)	$(16,729)
Unrealized losses from marketable securities:
Unrealized holding losses arising during the period	(6,812)	(2,798)	(8,210)	(24,434)
Reclassification adjustment for gains (losses) included in net loss	—	1,136	(11,656)	1,136

NET COMPREHENSIVE LOSS	$(22,618)	$(12,623)	$(31,696)	$(40,027)

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(11,830)	$(16,729)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,890	1,648
Accounts receivable and inventory reserves	5,537	5,104
(Gain) loss on sale of marketable securities	(11,656)	1,136
Non-cash interest on debentures	2,716	—
Deferred and other stock compensation	124	406
Changes in assets and liabilities:
Increase in accounts receivable	(65)	(100)
(Increase) decrease in inventories	1,142	(15,444)
Decrease in other current assets	702	255
Increase (decrease) in accounts payable	(1,653)	11,654
Increase (decrease) in accrued and other current liabilities	2,212	(1,507)

NET CASH USED IN OPERATING ACTIVITIES	(10,881)	(13,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,941)	(2,596)
Proceeds from sale of marketable securities and other investments	13,574	13
Other assets	542	(517)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,125	(3,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt, net	(884)	(162)
Repayment of long-term debt	(120)	(17)
Proceeds from common stock	—	9,645
Proceeds from stock option and warrant exercises	—	861

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,004)	10,327

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240	(6,350)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	14,243	9,965

CASH AND CASH EQUIVALENTS—END OF PERIOD	$14,483	$3,615

See accompanying notes to consolidated financial statements.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, except share and per share amounts)

Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the “Company,” “We,” “Our,” or “Us”) through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the “enterprise” segment of the networking marketplace. We have facilities in San Diego, California, Santa Monica, California and Fremont, California. In addition, we have various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying financial data for the three months and six months ended July 31, 2002 and 2001 along with financial data for January 31, 2002 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarter and six months ended July 31, 2002 and 2001 have been made. The results of operations for the quarter and six months ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

Digi International, Inc. and NETsilicon, Inc.

On September 15, 1999 NETsilicon, Inc. (“NSI”) completed an initial public offering in which 6,037,500 shares of its common stocks were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22.3 million and we received net proceeds of $15.4 million. In addition, NSI repaid advances due us of $5.9 million. In connection with the initial public offering by NSI our remaining 55% interest became non-voting shares. Accordingly, our financial statements reflected the results of operations of NSI through September 14, 1999 at which time our remaining interest were accounted for as an “available for sale security.” Under this accounting, the 7.5 million shares of NSI held by us were marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on NASDAQ, reported as a separate element of stockholders’ equity and included in the computation of comprehensive income.

In October 2000, we sold 350,000 shares of our investment in NSI for $4.2 million. The purchasers had the right to receive additional NSI shares from us if the three day average high for the NSI common stock, as quoted on NASDAQ, at December 31, 2000 was less than the price paid to us by the purchasers but not less than $8.00 per share. We issued an additional 177,344 shares of NSI to the purchasers, reducing the price per share we received to $8.00 per share. Our former Chairman and CEO purchased 100,000 of these shares of NSI for $1.2 million and received an additional 45,546 shares pursuant to the price protection provision. As a result of this transaction, our remaining interest was approximately 7.0 million shares of NSI, or 51% of the outstanding shares of NSI as of January 31, 2002 and continued to be accounted for as a marked-to-market security.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On February 13, 2002 NSI completed a merger with Digi International, Inc. (“DIGI”). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13.6 million in cash. The 2,324,683 DIGI shares owned by us are accounted for as an “available for sale security”. Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders’ equity and is included in the computation of comprehensive income. More information concerning DIGI is available in its public filings with the Securities and Exchange Commission.

Entrada Networks, Inc.

On August 31, 2000 we completed a merger of Entrada Networks with Sync Research, Inc. (“Sync”), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. (“ENI”). We purchased 93,900 shares of Sync in the open market during June and July, 2000 shares for $388 thousand and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI’s issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our ENI shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an ENI share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares, which were granted and unexercised as of November 20, 2000, will receive a similar number of ENI shares. Prior to January 31, 2001 we distributed 20,182 of our ENI shares upon the exercise of options and as of January 31, 2002 we have reserved 826,000 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our ENI shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5.1 million. In addition, we have granted options to purchase 410,000 of our ENI shares for $3.19 per share (the merger price) to several of our then officers and consultants.

The remaining 326,034 ENI shares owned by us are accounted for as an “available for sale security”. Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders’ equity and is included in the computation of comprehensive income. More information concerning ENI is available in its public filings with the Securities and Exchange Commission.

Deferred Stock Compensation

We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the three and six months ended July 31, 2002 and 2001 it amortized $63 thousand and $125 thousand, and $157 thousand and $311 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation.

For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Tax Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All such amounts relate to options to acquire common stock of Sorrento Networks, Inc. (“SNI”) granted by it to its consultants; during the three and six months ended July 31, 2002

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

and 2001 it recorded $46 thousand and $90 thousand, and $48 thousand and $95 thousand, respectively, for options granted to consultants.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s’ commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

Balance Sheet Detail

Inventories at July 31, 2002 and January 31, 2002 consist of:

	July 31, 2002	January 31, 2002
Raw material	$14,118	$14,593
Work in process	2,062	879
Finished goods	7,955	9,806

	24,135	25,278
Less: Valuation reserve	(10,487)	(6,468)

	$13,648	$18,810

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Marketable Securities—Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in Digi, NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders’ equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At July 31, 2002, and January 31, 2002 marketable securities were as follows:

	Cost	Unrealized Gains	Market Value
July 31, 2002:
Digi	$2,020	$4,257	$6,277
Entrada	22	37	59

	$2,042	$4,294	$6,336

January 31, 2002:
NETsilicon	$3,938	$24,142	$28,080
Entrada	22	18	40

	$3,960	$24,160	$28,120

Intangible Assets—We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective February 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. The Company has no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as the Company’s purchased technology, will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company completed the transitional intangible asset test upon adoption of SFAS No. 142. The transitional intangible asset test did not result in a change in the useful lives of the Company’s definite life intangible assets or an impairment of the Company’s finite life intangible assets.

The net carrying value of finite life intangible assets, consisting of purchased technology, as of July 31, 2002 is $466 thousand, net of amortization and is allocated to Meret Optical Communications segment.

The change in the net carrying amount of finite life intangible assets during the six months ended July 31, 2002 is due to amortization of $186 thousand. Annual estimated finite life intangible asset amortization expense for each of the remaining fiscal years is expected to approximate $371 thousand and $95 thousand.

Debentures—During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29.8 million. The debentures, due August 2, 2004 have a face value of $32.2 million, which is convertible into our common stock at $7.21 per share. At maturity we may elect to redeem the debentures for cash and we have the options of paying the interest on these debentures in shares of our common stock. In addition, the purchaser received four year warrants to acquire an additional 3,351,840 shares of our common stock at $7.21 per share and the placement agent received five year warrants to acquire 111,651 shares of our common stock, equity securities, options or warrants at a price less than $7.21 per share or at a discount to the then market price. The conversion price and warrant exercise are subject to adjustment.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash will be amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the three and six months ended July 31, 2002 of $800 thousand and $1.6 million, respectively, at the stated 9.75% interest which is paid in common stock, amortization of issuance costs of $52

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

thousand and $88 thousand, respectively, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $583 thousand and $980 thousand, respectively. On July 1, 2002 the Company issued 815,338 shares of our common stock in payment of $783 thousand interest for the debenture interest period ending June 30, 2002. At July 31, 2002 debentures payable consists of:

Face value	$32,200
Issuance costs	(2,451)
Value of warrants and deemed beneficial Conversion feature	(27,252)

Debenture book value at issuance	2,497
Accumulated amortization of issuance costs	170
Value of warrants and deemed beneficial conversion feature	1,891

$4,558

Stockholders’ Equity

We are authorized to issue the following shares of stock:

150,000,000 shares of Common Stock ($.30 par value)

2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

3,000 shares of Preferred Stock, Series D

1,000,000 shares of Preferred Stock, Series F

We have outstanding the following shares of preferred stock:

	Shares Outstanding	Par Value	Liquidation Preference
Series D	1,353	$0.01	$1,353,000

Preferred stock dividends during the three and six months ended July 31, 2002 and 2001 consist of:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Deemed dividends (Sorrento Series A)	—	—	—	$180

	$—	$—	$—	$180

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other Capital Stock Transactions

On March 22, 2001 we completed a private placement of 1,525,995 unregistered shares of our common stock receiving net proceeds of $9.6 million. In addition the purchasers received three year warrants to acquire an additional 381,499 shares of our common stock at $8.19 per share. For a period of 18 months from the March 22, 2001 completion date in the event we were to issue shares of common stock or equity securities convertible into our common stock at a price less than $6.5531 per share, the purchasers would be entitled to receive additional shares of common stock.

During 2000, SNI completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46.6 million from a group of investors. 1,467,891 shares were purchased by entities in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner or member pursuant to a previously contracted right of participation. In addition, SNI paid a finders fee of $2.0 million through the issuance by SNI of an additional 357,799 shares of its Series A Convertible Preferred Stock to an entity in which our immediate past Chairman and CEO, who was an outside director at that time, was a partner. Subsequent to the purchase of 2,697,248 of these shares an officer and director of the purchaser joined the Board of Directors of Sorrento. One of our then outside directors purchased 45,872 shares and a then director of Sorrento purchased 91,744 in this placement. One of our present outside directors, who was not a director at that time, purchased 183,486 shares in this placement. In addition, he is a director of Liberty Media Corporation, which owns an 11% economic interest representing a 37% voting interest in United GlobalCom, Inc. (“UGC”). The purchaser of 3,027,523 shares in this placement is an indirect subsidiary of UGC. Liberty Media also holds convertible debt in this Series A holder which debt it has agreed to exchange for shares in UGC.

Each share of SNI’s Series A Preferred Stock is convertible into one share of SNI’s common stock at the option of the holder, may vote on an “as converted” basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into SNI’s common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50.0 million. If SNI did not complete a $50.0 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. If such a request is made in writing, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available to such a redemption, or for such pro rata portion as to which a lesser amount of lawfully available funds would exist. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48.8 million was recorded as a deemed dividend during the period from issuance to March 31, 2001. During the six months ended July 31, 2002 and 2001, we recorded a deemed dividend of $0 and $180 thousand with respect to the SNI Series A shares. As of July 31, 2002 and January 31, 2002 the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to redeem the shares.

Stock Option Plans

We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At July 31, 2002 there were 5,778,310 shares under option at prices varying from $0.69 to $69.13 per share. In addition our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan under which it has granted options to certain of its employees and directors at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, through immediate purchase of the shares at fair value, or as a bonus tied to performance milestones. No stock has been issued under the stock issuance program and at July 31, 2002 there were 14,915,227 Sorrento shares under option at prices varying from $2.00 to $6.85 per share. The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 3.9 for one.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Earnings Per Share Calculation

The following data show the amounts used in computing basic loss per share for the three and six months ended July 31, 2002 and 2001.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net loss	$(15,806)	$(10,961)	$(11,830)	$(16,729)
Less: preferred dividends	—	—		(180)

Net loss available to common shareholders used in basic EPS	$(15,806)	$(10,961)	$(11,830)	$(16,909)

Average number of common shares used in basic EPS	14,809,143	14,183,611	14,570,699	13,740,247

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the applicable net loss by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. We had a net loss for the three and six months ended July 31, 2002 and 2001. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive with the exception of the convertible debentures common shares. The following data shows the effect on income and the weighted average number of shares of potentially dilutive common stock.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net loss available to common shareholders used in basic EPS	$(15,806)	$(10,961)	$(11,830)	$(16,909)
Less: Convertible debt issuance costs	(28,622)	—	(28,622)	—
Plus: Convertible debt interest	783		1,557

Net loss available to common shareholders used in diluted EPS	$(43,645)	$(10,961)	$(38,895)	$(16,909)

Average number of common shares used in basic EPS	14,809,143	14,183,611	14,570,699	13,740,247

Effect of dilutive securities:
Convertible debentures	4,466,021	—	4,466,021	—
Average number of common shares and dilutive potential common stock used in diluted EPS	19,275,164	14,183,611	19,036,720	13,740,247

The shares issuable upon the conversion of the convertible debentures represents the shares issuable at exercise, at the contract price.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over Meret and us in the Delaware litigation. Management also believes that these motions are without merit.

Currently, hearings on all pending motions have been taken off the Court’s calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. While the Company is encouraged at the progress of these negotiations, there can be no assurance that a settlement will be reached.

During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 507,388 options for which we were contractually obligated to loan the $5.0 million due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, the Company filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. Should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 1,178,500 shares of our stock for no consideration.

In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 thousand and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and is currently reviewing the reasonableness of the attorney’s fees claimed by Dr. Cheng.

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In addition, claims in arbitration have been filed by two former financial officers and employees of Sorrento Networks Corporation who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 was for “good reason” as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims. The aggregate amount of these claims is in excess of $930 thousand.

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

Subsequent Events

On August 7, 2002, Sorrento Networks Corporation received notification from the NASDAQ Stock Market that it is not in compliance with the National Market’s listing maintenance standard regarding minimum bid prices. In accordance with that rule, Sorrento has 90 days to regain compliance with its stock trading above $1 for 10 consecutive trading days. In addition, the shareholders’ equity reflected on our Consolidated Balance Sheet as of July 31, 2002 does not meet the minimum $10 million requirement for listing on the National Market System. Sorrento’s Board of Directors is evaluating various options to address these issues, including seeking the agreement of our debenture holders and the Series A preferred shareholders of SNI to a plan which would, if approved by shareholders, restructure our debt and capital, and among other things, increase our shareholders’ equity to a level that meets the NASDAQ National Market requirement. If we are not successful in addressing this issue, our ability to secure future funding may be severely impacted and there could be a material adverse effect our financial condition.

Concentration Of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. We place our temporary cash investments with high credit financial institutions. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of credit exposure by reviewing the financial strength and credit risks of the investments and financial institutions that the Company places its cash investments. Such investments and placements may include governmental or associated agency notes or bonds, liquid money market investments with high credit ratings and major national or regional banks with excellent credit history and ratings. To date our risks in these investments has been minimal.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit losses have not been significant.

The following data shows the customers accounting for more than 10% of net consolidated receivables:

	July 31, 2002	January 31, 2002
Customer A	24.2%	19.8%
Customer B	17.4%	13.9%
Customer C	14.4%	27.7%
Customer D	10.9%	3.9%
Customer E	—	20.4%

SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following data shows the customers accounting for more than 10% of net consolidated sales:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Customer A	22.8%	22.4%	5.1%	3.9%
Customer B	19.7%	—	17.4%	24.7%
Customer C	10.4%	—	13.7%	19.8%
Customer D	8.5%	18.2%	13.2%	13.9%
Customer E	—	13.9%	14.1%	20.4%

Segment Information

	Sorrento Networks	Meret Optical	Other	Total

Three months ended July 31, 2002
Net sales	$4,547	$733	$—	$5,280
Intersegment sales	—	(81)	—	(81)

Total net sales	4,547	652	—	5,199
Cost of sales	6,221	1,278	—	7,499

Gross profit	(1,674)	(626)	—	(2,300)

Operating (loss)	(12,158)	(1,044)	(1,195)	(14,397)
Depreciation & amortization expense	804	129	32	965
Valuation allowance additions	6,350	1,017	—	7,367
Capital asset additions (disposals)	(501)	(155)	—	(656)
Total assets	29,104	6,417	25,516	61,037

	Sorrento Networks	Meret Optical	Other	Total
Three months ended July 31, 2001
Net sales	$6,747	$1,251	$—	$7,998
Intersegment sales	—	—	—	—

Total net sales	6,747	1,251	—	7,998
Cost of sales	5,945	757	—	6,702

Gross profit	802	494	—	1,296

Operating (loss)	(8,941)	135	(750)	(9,556)
Depreciation & amortization expense	816	136	85	1,037
Valuation allowance additions	3,957	75	—	4,032
Capital asset additions (subtractions)	1,128	7	30	1,165
Total assets	51,483	7,861	34,814	94,158

	Sorrento Networks	Meret Optical	Other	Total
Six months ended July 31, 2002
Net sales	$9,341	$1,942	$—	$11,283
Intersegment sales	—	(81)	—	(81)

Total net sales	9,341	1,861	—	11,202
Cost of sales	9,990	2,024		12,014

Gross profit	(649)	(163)	—	(812)

Operating (loss)	(17,877)	(1,022)	(2,042)	(20,941)
Depreciation & amortization expense	1,573	262	55	1,890
Valuation allowance additions	6,620	1,464	105	8,189
Capital asset additions (subtractions)	1,161	57	70	1,288
Total assets	29,104	6,417	25,516	61,037

	Sorrento Networks	Meret Optical	Other	Total
Six months ended July 31, 2001
Net sales	$19,886	$2,609	$—	$22,495
Intersegment sales	—	—	—	—

Total net sales	19,886	2,609	—	22,495
Cost of sales	14,611	1,659		16,270

Gross profit	5,275	950	—	6,225

Operating (loss)	(13,571)	247	(1,961)	(15,285)
Depreciation & amortization expense	1,213	272	163	1,648
Valuation allowance additions	4,356	247	500	5,103
Capital asset additions (subtractions)	2,524	11	61	2,596
Total assets	51,483	7,861	34,814	94,158

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, and words of similar import constitute “forward-looking statement” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the “Other Risk Factors” section of this Quarterly Report on Form 10-Q, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2002.

The results of operations reflect our activities and our wholly-owned subsidiaries; this consolidated group is referred to individually and collectively as “We” and “Our”.

Forward-Looking Statements—Cautionary Statement

All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as “propose,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “should”, “could,” “will” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: our ability to successfully develop, sell and market our optical networking and other products; our expectations concerning factors affecting the markets for our products, such as demand for increased bandwidth; the scope and duration of the economic slowdown currently being experienced by many of our existing and prospective customers; our ability to compete successfully with companies who are much larger than we are and who have much greater financial resources at their disposal; our ability, or failure, to complete strategic alliances and strategic opportunities such as sales or spin-offs of subsidiaries or business units on terms favorable to us for reasons either within or outside our control; our ability successfully to finance our current and future needs for working capital; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. We specifically decline any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Results of Operations/Comparison of the Quarters and Six Months ended July 31, 2002 and 2001.

Net sales.    Our consolidated net sales decreased $2.8 million, or 35%, to $5.2 million for the quarter ended July 31, 2002 compared to net sales of $8.0 million for the quarter ended July 31, 2001. Net sales for Sorrento Networks Inc. (“SNI”), the Company’s primary operating subsidiary, decreased $2.2 million, or 33%, to $4.5 million for the quarter ended July 31, 2002 as compared to net sales of $6.7 million for the quarter ended July 31, 2001. During the six months ended July 31, 2002 our net sales decreased to $11.2 million from $22.5 million for the comparable six months ended July 31, 2001, a decline of 50%. This decrease in net sales is comprised of a $10.5 million decline in SNI sales and a $748 thousand decline in Meret sales reflecting the continued weak telecommunications industry volumes.

Gross profit.    Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross loss was $2.3 million for the quarter ended July 31, 2002 versus a profit of $1.3 million for the quarter ended July 31, 2001. The significant decrease in gross profit relates to reserves taken in the quarter against the book value of our inventory and the decline in market prices of many components held in inventory, as well as the write-down of obsolete and slow-moving inventories. A $4.0 million reserve, $3.0 million at Sorrento and $1.0 million at Meret, was taken to cover this reduction in value. The consolidated gross loss of $812 thousand for the six months ended July 31, 2002 is $7.0 million lower than the $6.2 million gross profit for the six months ended July 31, 2001. This decrease reflects the increases in obsolescence and inventory value reserves taken in the second quarter and higher fixed manufacturing overheard in the Company’s cost of shipments as a result of the lower revenue volume.

Selling and marketing.    Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased by $191 thousand to $3.6 million, or 70% of net sales, for the quarter ended July 31, 2002 from $3.8 million, or 48% of net sales, for the quarter ended July 31, 2001. The decline was primarily the result of cost reduction efforts implemented and lower revenue volume for the quarter. For the six months ended July 31, 2002 our sales expenses decreased $1.1 million to $7.1 million, or 63% of sales, compared to $8.1 million in the six months ended July 31, 2001, or 36% of sales. The decline was primarily the result of cost reduction in our foreign sales offices and lower revenue volume.

Engineering, research and development.    Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expenses as incurred. Our consolidated engineering, research and development expenses decreased by $1.1 million to $2.3 million, or 45% of net sales, for the quarter ended July 31, 2002 from $3.4 million, or 43% of net sales for the quarter ended July 31, 2001. The decline was attributed to lower product development material and personnel related costs reflecting management’s planned reduction in operating expense levels. For the six months ended July 31, 2002 engineering, research and development expenses decreased by $1.8 million to $4.9 million, or 44% of net sales from $6.7 million, or 30% of net sales. The decrease reflects management’s planned reduction in operating expenses as well as a reduction in employee relocation and travel expenses.

General and administrative.    General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and occupancy costs. Consolidated general and administrative expenses increased by $2.6 million to $5.9 million, or 114% of net sales, for the quarter ended July 31, 2002 from $3.3 million, or 41% of net sales, for the quarter ended July 31, 2001. The increase was primarily attributable to reserves taken for uncollectable receivable accounts and legal fees relating to our cost reduction efforts, both domestically and internationally. While we feel the reserves are prudent at this time, it will continue to pursue collection from such past due accounts. For the six months ended July 31, 2002 general and administrative expenses increased by $1.8 million to $7.8 million, or 69% of net sales, compared to the six months ended July 31, 2001 of $6.0 million, or 27% of net sales. This increase was primarily due to the increase in reserves for the allowance for uncollectable receivable accounts and legal fees.

Other income (expenses).    Other income (expenses) from continuing operations was $1.4 million in expenses for the quarters ended July 31, 2002 and 2001. The current year quarter expense is primarily comprised of $1.5 million of costs associated with the Company’s convertible debentures. During the six months ended July 31, 2002 other income increased to $9.1 million of income from expenses of $1.4 million for the comparable six months last year. The current six month period includes an $11.7 million gain on the sale of marketable securities as a result of the sale of

3,396,221 shares of NETsilicon, Inc common stock to Digi International, Inc. for $13.6 million in cash. The remaining shares of NETsilicon common stock were exchanged for Digi International common stock and is accounted for under marketable securities. The Company obtained 2,324,683 shares of Digi common stock on the exchange. This gain was partially offset by $2.6 million of costs associated with the Company’s convertible debentures.

Income taxes.    There was no provision for income taxes for the quarters and six months ended July 31, 2002 and 2001. We have carry forward domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Sorrento Networks, Inc.

Net sales.    Net sales decreased by $2.2 million, or 33%, to $4.5 million for the three months ended July 31, 2002 from $6.7 million for the same comparable quarter last year. During the three months ended July 31, 2002 we shipped product to twelve customers of which five customers represented a combined 79% of our net sales. During the quarter ended July 31, 2001 we shipped product to fourteen customers of which four customers represented a combined 75% of our net sales. For the six month period ended July 31, 2002 sales decrease by $10.6 million, or 53%, to $9.3 million from $19.9 million for the same comparable period last year. During the six months ended July 31, 2002 we shipped to twelve customers, of which five represented a combined 71% of our net sales. During the six months ended July 31, 2001, we shipped to sixteen customers of which five represent 83% of net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base. Revenues continue to be negatively impacted by weak telecommunication industry volumes.

Gross profit.    Gross profit decreased by $2.5 million and $5.9 million, respectively, for the quarter and six months ended July 31, 2002. The declines were due primarily to the increases in our obsolescence and inventory value reserves taken in the second quarter and of a significantly higher fixed manufacturing overhead in our cost of shipments for the quarter as a result of the lower revenue volume. We have initiated cost cutting actions in production due to the lower revenue volume and a continued slowdown in the capital expenditure spending throughout the telecom industry.

Selling and marketing.    Selling and marketing expenses decreased by $165 thousand to $3.5 million, or 78% of net sales, for the quarter ended July 31, 2002 from $3.7 million, or 55% of net sales, for the same comparable quarter last year. For the six months ended July 31, 2002 selling and marketing expenses decreased by $1.0 million to $6.9 million, or 74% of net sales, compared to $7.9 million, or 40% of net sales for the same comparable six months last year. The declines resulted from cost reduction programs initiated by SNI and lower revenue volume for the quarter and six month period that favorably impact the expenses associated with commissions paid to sales personnel upon shipments. Sales and marketing expenses showed decreases in travel expenses, advertising expenses and reductions in personnel.

Engineering, research and development.    Engineering, research and development expenses decreased by $1.1 million to $2.2 million, or 48% of net sales, for the quarter ended July 31, 2002 from $3.3 million, or 49% of net sales, for the same comparable quarter last year. For the six months ended July 31, 2002 engineering, research and development expenses decreased by $2.0 million to $4.6 million, or 49% of net sales, compared to $6.6 million, or 33% of net sales, for the same period last year. The declines were the result of our cost reduction programs and included decreases in engineering personnel, employee relocation and recruiting expenses and reduction in material related development expenses.

General and administrative.    General and administrative expenses increased by $2.1 million to $4.6 million, or 101% of net sales, for the quarter ended July 31, 2002 from $2.5 million, or 37% of net sales, for the comparable quarter last year. For the six months ended July 31, 2001 general and administrative expenses increased by $1.5 million to $5.5 million, or 59% of net sales from $4.0 million, or 20% of net sales, for the comparable six months last year. The increases reflect higher reserves for receivable accounts and legal fees relating to our cost reduction efforts both domestically and internationally.

Deferred and other stock compensation.    Deferred and other stock compensation for the quarters ended July 31, 2002 and 2001 includes $63 thousand and $157 thousand of amortization of deferred stock compensation and $46 thousand and $48 thousand respectively, of expenses resulting from the amortization of the value of stock options granted to consultants. For the six months ended July 31, 2002 and 2001 deferred and other stock compensation includes $125 thousand and $311 thousand of amortization of deferred stock compensation and $90 thousand and $95 thousand respectively, of expenses resulting from the amortization of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento’s common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

Meret Optical Communications

Net sales.    Net sales for Meret decreased to $652 thousand, or by 48%, for the quarter ended July 31, 2002 from $1.3 million for the comparable quarter last year. For the six months ended July 31, 2002 sales decreased to $1.9 million, or 29%, from $2.6 million in the comparable period last year. The reduction in sales volume reflects the continued weak industry volumes.

Gross Profit.    Gross profit decreased by $1.1 million for both the quarter and six months ended July 31, 2002. These declines in gross profit were the result of increases made to our inventory reserves.

Selling and Marketing.    Selling and marketing expenses decreased to $97 thousand, or 15% of net sales, for the quarter ended July 31, 2002 from $122 thousand, or 10% of net sales, for the comparable period last year. For the six months ended July 31, 2002 selling and marketing expenses decreased to $160 thousand or 9% of net sales from $220 thousand or 8% of net sales from the comparable period last year. The decline during the quarter and six months ended July 31, 2002 compared to the same periods last year resulted from reduced internal commissions. Commissionable sales were down significantly from the three months and six months ended July 31, 2001. This, combined with changes in the commission structure, resulted in lower commission expense during the current quarter.

Engineering, Research and Development.    Engineering, research and development expenses increased to $145 thousand, or 22% of net sales, for the quarter ended July 31, 2002 from $88 thousand, or 7% of net sales, for the comparable quarter last year. For the six months ended July 31, 2002 engineering, research and development expenses increased to $282 thousand, or 15% of net sales from $169 thousand, or 6% of net sales from the same comparable period last year. The increase during the quarter and six months ended July 31, 2002 results from the addition of four engineers to support the development of new products and the enhancement of existing products.

General and Administrative.    General and administrative expenses increased to $85 thousand, or 13% of net sales, for the quarter ended July 31, 2002 from $54 thousand, or 4% of net sales for the comparable quarter last year. For the six months ended July 31, 2002 general and administrative expenses increased to $232 thousand, or 12% of net sales from $127, or 5% of net sales. The increase in general and administrative expenses during the quarter and six months ended July 31, 2002 consisted primarily of additions in the administration staff, costs associated with upgrades in our business application software and costs incurred to move the facilities to a new location.

Other operating expenses.    Other operating expenses of $93 thousand and $186 thousand for the quarter and six months ended July 31, 2002 remained unchanged compared to the comparable quarter and six months last year. These costs represent the amortization of purchased technology related to prior acquisitions.

In August 2002, Sunil Rajadhyksha, formerly President of Meret, left the Company. Pending the results of a study being conducted by a management consultant to evaluate the best alternatives for maximizing the value of Meret to the Company, he has not been replaced.

Liquidity and Capital Resources

We finance our operations through a combination of internal funds, investments and debt and equity financing. At July 31, 2002 our working capital was a negative $22.7 million and included $14.5 million in cash and cash equivalents and $6.6 million of investments in marketable securities. In addition, as a result of the exercise of their right of redemption, $48.8 million of Series A Holder’s obligation was re-classified at year end January 31, 2002 as a current liability rather than being classified as mezzanine in our liability and owner’s equity section of the balance sheet, as was the case in the prior year. The Series A redemption of securities can only be made through “legally available funds,” which are in essence funds that would normally be generated from Sorrento Networks,

Inc. profitable operations. We do not currently have any “legally available funds,” and do not foresee availability of such funds, in the near future.

Our continuing operations used cash flows of $10.9 million during the six months ended July 31, 2002. During the six months ended July 31, 2001 continuing activities used cash flows of $13.6 million. The decrease in cash flows used by operations resulted primarily from gains on the sale of marketable securities and a decrease in our accounts receivable, offset by increases in inventory and accounts payable.

We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc. (“SNI”), the Company’s principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. We fund our operations primarily by the sale of securities and the issuance of debt. There can be no assurance that similar funding will be available in the future. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, we anticipate that our current and future revenues will be negatively impacted. As a result, we will need to raise additional capital in the future or continue to substantially decrease its operating costs and capital spending in order to fund its operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. For some of the customers of our optical networking products, payment is required within 180 days from the date of shipment. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. There can be no assurance that either current or future receivables will not be impacted negatively by this economic environment. We increased our reserve for accounts receivable to reflect the uncertainty of payment from certain customers that have failed to meet their obligation under our standard payment terms. We continue to pursue collection efforts on these accounts, but can give no assurance that such collection efforts will be successful

Our investing activities during the six months ended July 31, 2002 provided cash flows of $12.1 million. We purchased property and equipment of $1.9 million and received $14.1 million on the sale of marketable securities and other assets. During the six months ended July 31, 2001 the investing activities of our continuing operations used cash flows of $3.1 million. This consisted primarily of $2.6 million in purchases of capital equipment and $504 thousand in other assets.

Our financing activities during the six months ended July 31, 2002 used cash flows of $1.0 million, which consisted primarily of repayment of debt. During the six months ended July 31, 2001 the financing activities of our continuing operations provided cash flows of $10.3 million which consisted primarily of $9.6 million in net proceeds from a private placement for issuance of our common stock, $861 thousand in proceeds from option and warrant exercised, $384 thousand in proceeds from long term debt offset by $563 thousand in repayment of short and long term debt.

In May 2002, the Company’s Meret subsidiary terminated its line of credit with Coast Business Credit. This line of credit had been put in place in 1995 and was secured by a collateral agreement against Meret’s accounts receivables, inventory and other assets. We are in dispute with Coast regarding interest payments alleged by Coast to be due and owing from the Company. We believe that it has paid all lawful interest payments due and owing, and that Coast is indebted to us for certain overcharges in an aggregate amount exceeding $250 thousand. If Coast does not voluntarily repay these sums to us, we intend to seek full legal redress for its claims.

During March 2000, SNI completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary’s Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an “as converted” basis except for election of directors and has a liquidation preference of $5.45 per share. The shares are automatically converted into SNI’s common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50 million. Since SNI did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares may request to be redeemed at the shares then adjusted liquidation preference. In April 2001, a majority of Series A Shareholders exercised their right to redeem the Series A Preferred Stock. Such redemption can only be made out of funds of SNI deemed to be lawfully available or from the pro rate portion of a sale as to which a lesser amount of lawfully available funds would exist. SNI at the current time does not have such funds, which would normally be generated from operating profits.

In September 2001, certain holders of SNI’s Series A preferred stock obtained a preliminary injunction from the Delaware Court of Chancery, which was affirmed by the Delaware Supreme Court in January 2002. The injunction prohibits SNI from issuing additional shares of Series A preferred stock and from incurring debt without the consent of the holders of a majority of the outstanding shares of Series A preferred stock. The Court of Chancery will decide whether to make this injunction permanent at a trial that is not currently scheduled. We cannot predict the outcome of that trial. The prohibition against SNI, our principal operating subsidiary, issuing Series A preferred stock, makes it difficult to fund SNI as its business operations require. The Company, however, does have the right to make such capital contributions to SNI to fund its operations as the Board may deem necessary. During the quarter and six months ended July 31, 2002 we made capital contributions that totaled $5.3 million and $9.1 million, respectively, to SNI. Capital contributions do not increase our ownership interest in SNI, but rather increase the basis of our ownership interest. The Board has authorized capital contributions to be made when necessary to fund the SNI operations, but there can be no assurance that the Board will continue to authorize such contributions in the future should other funding methods continue to be unavailable.

In August 2001, the Company completed a $32.2 million dollar convertible debenture financing. The funds were to be used for general working capital and contained certain provisions constituting events of default or allowing acceleration of the due date of the debentures. In particular, if we should be delisted by NASDAQ, the obligation to repay the debentures will automatically be accelerated. The failure to repay the debentures upon request would then be an event of default allowing the debenture holders to invoke legal remedies to compel such repayment. We would not have sufficient funds to make this repayment.

During the second quarter we received notification from NASDAQ that we had not maintained the minimum bid price requirement and must maintain a bid price of $1.00 or more for a period of at least ten days prior to November 5, 2002, to be in compliance with NASDAQ bid price requirements. If we are not in compliance by November 5, 2002, we will be delisted unless we can present a plan to NASDAQ for coming into compliance within a reasonable time. In addition to complying with the minimum bid price requirement, we must also maintain minimum stockholders equity of $10 million to remain qualified for the NASDAQ National Market System. As of July 31, 2002 our stockholders equity was below the minimum requirement.

We have been working with both the Series A holders at the subsidiary and the convertible debenture holders to develop a plan to restructure our debt and capital structure in a manner that would increase our shareholder’s equity to a level that meets NASDAQ’s National Market System requirements.

While the negotiations have been constructive, there can be no assurance that a plan acceptable to the debenture holders, the Series A preferred shareholders, and our Board of Directors, will be achievable. Accordingly, there can be no assurance that we will have enough cash resources and marketable securities to repay the debentures should the repayment obligation be accelerated in addition to meeting anticipated capital requirements for continuing operations during the next twelve months.

Even if our debenture repayment obligations are not accelerated, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
Inventory is evaluated on a continual basis and management must make estimates about the future customer demand for our products, taking into account both the economic conditions and growth potential of our customers. Reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or the failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate at the time of the balance sheet.

•
Accounts receivable balances are evaluated on a continual basis and management regularly reviews the financial stability of individual customers. This analysis involves a judgment of the customers current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. Allowances are provided for potentially uncollectable accounts based on management’s estimate of the collectability and the probability of default of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

•
Revenue is generally recognized when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collections of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

Impact of Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002.

Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We do not believe the adoption of SFAS 143 will have a material effect, if any, on our financial position or results of operations.

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

Other Matters

See Part II, Item 1, “Other Information—Legal Proceedings”.

In September 2002, SNI informed Inrange, a reseller of its DWDM products, that it was terminating the Company’s contractual relationship with Inrange as a result of Inrange’s failure to meet its contractual minimum purchase requirements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Our exposure to interest rate risk is the result of our need for periodic additional financing of our operating losses and capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders’ prime rate.

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

During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 1,178,500 options at prices varying from $7.03 to $49.25 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 71,112 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 507,388 options for which we were contractually obligated to loan the $5.0 million due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

During December 2001, we entered into an agreement whereby the 507,388 option exercise was rescinded. Mr. Chadha returned the 507,388 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June, 2002, the Company filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. We have been advised by Mr. Chadha’s counsel that in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, also seeking declaratory relief and in addition, alleging breach of contract and fraud. The Company has not as yet received a copy of this complaint and has no further details regarding its contents. Should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 1,178,500 shares of our stock for no consideration.

In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 thousand and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and is currently reviewing the reasonableness of the attorney’s fees claimed by Dr. Cheng.

In addition, claims in arbitration have been filed by two former financial officers and employees of Sorrento Networks Corporation who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 was for “good reason” as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims. The aggregate amount of these claims is in excess of $930 thousand.

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

A.  Exhibits

Exhibits for Related Party Contracts and Agreements

B.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORRENTO NETWORKS CORPORATION (Registrant)

By:	/s/ JOE R. ARMSTRONG
Joe R. Armstrong, Chief Financial Officer Principal Accounting Officer

September 13, 2002

STATEMENT BY CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302
OF THE
SARBANES-OXLEY ACT

I, Phillip W. Arneson, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Sorrento Networks Corporation (the “Company”);

(2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state to a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the end of the period covered by this quarterly report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)  The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILLIP W. ARNESON
Phillip W. Arneson

September 16, 2002

STATEMENT BY CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302
OF THE
SARBANES-OXLEY ACT

I, Joe R. Armstrong, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Sorrento Networks Corporation (the “Company”);

(2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state to a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the end of the period covered by this quarterly report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)  The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOE R. ARMSTRONG
Joe R. Armstrong

September 16, 2002

STATEMENT UNDER OATH FOR
CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Phillip W. Arneson, certify that:

The Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.

Subscribed and sworn to before me this 16 day of September, 2002

/s/ PHILLIP W. ARNESON		/s/ ROBERT E. ANDERSON
Name:	Phillip W. Arneson	Notary Public
Date:	September 16, 2002	Seal

STATEMENT UNDER OATH FOR
CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Joe R. Armstrong, certify that:

The Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.

Subscribed and sworn to before me this 16 day of September, 2002

/s/ JOE R. ARMSTRONG		/s/ ROBERT E. ANDERSON
Name:	Joe R. Armstrong	Notary Public
Date:	September 16, 2002	Seal