Form 10-Q
period 2002-10-31
SORRENTO NETWORKS CORP
filed 2002-12-20
CIK 812491

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-15810

                               ------------------

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

       Registrant's telephone number, including area code: (858) 558-3960

                                -----------------

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

      Common Stock, $6.00 par value per share, Outstanding: 887,879 shares at November 30, 2002.

      This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements--Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                  SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                                                  October 31, 2002     January 31, 2002
                                                                                  ----------------     ----------------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and equivalents                                                           $  13,666             $  14,243
      Accounts receivable, net                                                           7,587                 8,081
      Inventory, net                                                                    12,125                18,810
      Prepaid expenses and other current assets                                            459                 1,252
      Investment in marketable securities                                                4,745                28,120
                                                                                     ---------             ---------
          TOTAL CURRENT ASSETS                                                          38,582                70,506
                                                                                     ---------             ---------

PROPERTY AND EQUIPMENT, NET                                                             17,466                17,411
                                                                                     ---------             ---------

OTHER ASSETS
      Purchased technology, net                                                            533                   852
      Other assets                                                                       1,416                 1,471
      Investment in former subsidiary                                                      -                      99
                                                                                     ---------             ---------
          TOTAL OTHER ASSETS                                                             1,949                 2,422
                                                                                     ---------             ---------
TOTAL ASSETS                                                                         $  57,997             $  90,339
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term debt                                                                $     -               $   1,043
      Current maturities of long-term debt                                                 236                   362
      Accounts payable                                                                   3,460                 5,575
      Deferred revenue                                                                   5,358                    63
      Accrued liabilities and other current liabilities                                 10,572                 8,824
      Due on redeemption of preferred security of subsidiary                            48,800                48,800
                                                                                     ---------             ---------
          TOTAL CURRENT LIABILITIES                                                     68,426                64,667
                                                                                     ---------             ---------

Long-term debt and capital lease obligations                                             3,696                 3,867
Debentures payable, net of unamortized costs and discounts                               5,429                 3,489
Dividends payable                                                                           99                    99
                                                                                     ---------             ---------
          TOTAL LIABILITIES                                                             77,650                72,122
                                                                                     ---------             ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
      Preferred stock, $.01 par value; liquidation preference $1,353                         1                     1
      Common stock, $6.00 par value; 7,500 shares authorized, 888 shares issued and 887 shares outstanding at October 31, 2002; 711 shares issued and
          710 shares outstanding at January 31, 2002                                     5,320                 4,263
      Additional paid-in capital                                                       152,538               151,443
      Deferred stock compensation                                                          (68)                 (255)
      Accumulated deficit                                                             (180,078)             (161,326)
      Accumulated unrealized gain on maketable securities                                2,703                24,160
      Treasury stock, at cost; 1 share at October 31, 2002 and
          January 31, 2002, respectively                                                   (69)                  (69)
                                                                                     ---------             ---------
          TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                         (19,653)               18,217
                                                                                     ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                 $  57,997             $  90,339
                                                                                     =========             =========

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In Thousands, except per share amounts)

                                                                     Three Months Ended         Nine Months Ended
                                                                         October 31,               October 31,
                                                                   ---------------------      ---------------------
                                                                     2002         2001          2002         2001
                                                                   -------      --------      --------     --------
NET SALES                                                          $ 5,525      $ 10,066      $ 16,727     $ 32,561
COST OF SALES                                                        4,563         8,745        16,577       25,015
                                                                   -------      --------      --------     --------
         GROSS PROFIT                                                  962         1,321           150        7,546
                                                                   -------      --------      --------     --------
OPERATING EXPENSES
     Selling and marketing                                           2,419         4,099         9,496       12,248
     Engineering, research and development                           1,980         3,511         6,853       10,237
     General and administrative                                      1,613         3,361         9,387        9,404
     Deferred stock compensation                                       109           203           324          609
     Other operating expenses                                          133         2,793           323        2,979
                                                                   -------      --------      --------     --------
         TOTAL OPERATING EXPENSES                                    6,254        13,967        26,383       35,477
                                                                   -------      --------      --------     --------
LOSS FROM OPERATIONS                                                (5,292)      (12,646)      (26,233)     (27,931)
                                                                   -------      --------      --------     --------
OTHER INCOME (EXPENSES)
     Investment income                                                  45           186           232          329
     Interest expense                                               (1,738)       (3,500)       (4,589)      (3,834)
     Other income (expenses)                                            63            83           182          (34)
     Gain (loss) on sale of marketable securities                      -             (47)       11,656       (1,183)
                                                                   -------      --------      --------     --------
         TOTAL OTHER INCOME (EXPENSES)                              (1,630)       (3,278)        7,481       (4,722)
                                                                   -------      --------      --------     --------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                              (6,922)      (15,924)      (18,752)     (32,653)

PROVISION FOR INCOME TAXES                                             -             -             -            -
                                                                   -------      --------      --------     --------
NET LOSS                                                           $(6,922)     $(15,924)     $(18,752)    $(32,653)
                                                                   =======      ========      ========     ========


LOSS PER SHARE:
     PREFERRED STOCK DIVIDENDS                                         -             -             -            180
     NET LOSS APPLICABLE TO COMMON SHARES                          $(6,922)     $(15,924)     $(18,752)    $(32,833)
         BASIC WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING                                                781           716           755          695
                                                                   -------      --------      --------     --------
BASIC NET LOSS PER COMMON SHARE                                    $ (8.86)     $ (22.24)     $ (24.84)    $ (47.24)
                                                                   =======      ========      ========     ========
         DILUTED WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING                                              1,004           716           978          695
                                                                   -------      --------      --------     --------
DILUTED NET LOSS PER COMMON SHARE                                  $(34.54)     $ (22.24)     $ (45.97)    $ (47.24)
                                                                   =======      ========      ========     ========
COMPREHENSIVE LOSS AND ITS COMPONENTS
     CONSIST OF THE FOLLOWING:
         Net loss                                                  $(6,922)     $(15,924)     $(18,752)    $(32,653)
         Unrealized losses from marketable securities:
            Unrealized holding losses arising during the period     (1,590)       (5,276)       (9,800)     (29,710)
            Reclassification adjustment for (gains) losses
                included in net income                                 -              47       (11,656)       1,183
                                                                   -------      --------      --------     --------
NET COMPREHENSIVE LOSS                                             $(8,512)     $(21,153)     $(40,208)    $(61,180)
                                                                   =======      ========      ========     ========

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                        Nine Months Ended   Nine Months Ended
                                                                         October 31, 2002    October 31, 2001
                                                                         ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss from operations                                               $(18,752)          $(32,653)
                                                                             --------           --------
      Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                                        3,038              1,910
           Accounts receivable and inventory reserves                           4,345              8,201
           Expense paid through issuance of securities                              -                516
           (Gain) loss on sale of marketable securities                       (11,656)             1,183
           Non-cash interest on debentures                                      4,091              2,466
           Deferred and other stock compensation                                  187                609
      Changes in assets and liabilities:
           Increase in restricted cash                                            -              (10,314)
           (Increase) decrease in accounts receivable                          (1,024)             3,921
           Decrease (increase) in inventories                                   3,858             (8,587)
           Decrease (increase) in other current assets                            793               (335)
           (Decrease) increase in accounts payable                             (2,114)             1,716
           Increase in deferred revenue                                         5,247                (33)
           Increase (decrease) in accrued and other current liabilities         1,796             (1,570)
                                                                             --------           --------
                NET CASH USED IN OPERATING ACTIVITIES                         (10,191)           (32,970)
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                       (2,774)            (3,138)
      Proceeds from sale of marketable securities                              13,574                 82
      Other assets and other receivables                                          154               (888)
                                                                             --------           --------
                NET CASHPROVIDED BY (USED IN) INVESTING ACTIVITIES             10,954             (3,944)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of short term debt, net                                           (808)              (103)
      Proceeds from long term debt                                                -                  167
      Repayment of long-term debt                                                (532)               (26)
      Proceeds from debentures                                                    -               29,749
      Proceeds from common stock                                                  -                9,630
      Proceeds from stock option and warrant exersice                             -                  861
                                                                             --------           --------
                NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (1,340)            40,278
                                                                             --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (577)             3,364

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                14,243              9,965
                                                                             --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 13,666           $ 13,329
                                                                             ========           ========

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (In Thousands, except share and per share amounts)

      Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California and Fremont, California. In addition, we have various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

Summary Of Significant Accounting Policies

  Basis of Presentation

     The accompanying financial data for the three months and nine months ended October 31, 2002 and 2001 along with financial data for January 31, 2002 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarter and nine months ended October 31, 2002 and 2001 have been made. The results of operations for the quarter and nine months ended October 31, 2002 are not necessarily indicative of the operating results for the full year.

     We have incurred significant losses and negative cash flows from operations for the past two years. SNI, our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Moreover, as described in Legal Proceedings, SNI is currently subject to an injunction prohibiting it from issuing more Series A shares or incurring debt without the consent of holders of a majority of the Series A shares. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, we believe our current and future revenues could be negatively impacted. However, orders for the third quarter ended October 31, 2002 were substantially higher than in past quarters during fiscal 2003 and we believe this upward trend could indicate a potential recovery from the lingering downturn. In either case, future increases in working capital will be required to both maintain and grow our business along with a continued and substantial focus on reducing operating expenses. There can be no assurance that our available cash, future funding or reductions in operating costs will be sufficient to fund our operations in the future.

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

  Digi International, Inc. and NETsilicon, Inc.

     On September 15, 1999, NETsilicon, Inc. ("NSI") completed an initial public offering in which 6,037,500 shares of its common stocks were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22.3 million and we received net proceeds of $15.4 million. In addition, NSI repaid advances due us of $5.9 million. In connection with the initial public offering by NSI, our remaining 55% interest became non-voting shares. Accordingly, our financial statements reflected the results of operations of NSI through September 14, 1999 at which time our remaining interest were accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us were marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on NASDAQ, reported as a separate element of stockholders' equity and included in the computation of comprehensive income.

     In October 2000, we sold 350,000 shares of our investment in NSI for $4.2 million. The purchasers had the right to receive additional NSI shares from us if the three-day average high for the NSI common stock, as quoted on NASDAQ, at December 31, 2000 was less than the price paid to us by the purchasers but not less than $8.00 per share. We issued an additional 177,344 shares of NSI to the purchasers, reducing the price per share we received to $8.00 per share. Our former Chairman and CEO purchased 100,000 of these shares of NSI for $1.2 million and received an additional 45,546 shares pursuant to the price protection provision. As a result of this transaction, our remaining interest was approximately 7.0 million shares of NSI, or 51% of the outstanding shares of NSI as of January 31, 2002 and continued to be accounted for as a marked-to-market security.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

     On February 13, 2002, NSI completed a merger with Digi International, Inc. ("DIGI"). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13.6 million in cash. The 2,324,683 DIGI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income. More information concerning DIGI is available in its public filings with the Securities and Exchange Commission. The closing price of DIGI common stock on October 31, 2002 was $2.03, and is reflected in the valuation of our marketable securities as of that date. Subsequent to the end of our third quarter, we sold one-half of its holdings in DIGI for $3.10 per share, the closing price of DIGI stock on December 9, 2002. The purchaser of the stock was DIGI, itself. The proceeds from this sale, in the amount of $3.6 million, were deposited on December 13, 2002. See Subsequent Events for further information.

  Entrada Networks, Inc.

     On August 31, 2000, we completed a merger of our then subsidiary Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. ("ENI"). We purchased 93,900 shares of Sync in the open market during June and July, 2000 shares for $388 thousand and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

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

  Deferred Stock Compensation

     We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the three and nine months ended October 31, 2002 and 2001 it amortized $62 thousand and $187 thousand, and $157 thousand and $468 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation.

     For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its consultants; during the three and nine months ended October 31, 2002 and 2001 it recorded $46 thousand and $136 thousand, and $45 thousand and $140 thousand, respectively, for options granted to consultants.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

  Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's' commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

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

Balance Sheet Detail

     Inventories at October 31, 2002 and January 31, 2002 consist of:

                                               October 31,  January 31,
                                                  2002         2002
                                                -------       -------
     Raw material                               $12,077       $14,593
     Work in process                              3,424           879
     Finished goods                               5,918         9,806
                                                -------       -------
                                                 21,419        25,278
     Less: Valuation reserve                     (9,294)       (6,468)
                                                -------       -------
                                                $12,125       $18,810
                                                =======       =======

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

     Marketable Securities--Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in DIGI, NETsilicon and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At October 31, 2002, and January 31, 2002, marketable securities were as follows:

                                                Unrealized    Market
                                       Cost       Gains       Value
                                      ------     -------     -------
     October 31, 2002:
           DIGI                       $2,020     $ 2,699     $ 4,719
           Entrada                        22           4          26
                                      ------     -------     -------
                                      $2,042     $ 2,703     $ 4,745
                                      ======     =======     =======
     January 31, 2002:
           NETsilicon                 $3,938     $24,142     $28,080
           Entrada                        22          18          40
                                      ------     -------     -------
                                      $3,960     $24,160     $28,120
                                      ======     =======     =======

     Intangible Assets--We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective February 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as our purchased technology, will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company completed the transitional intangible asset test upon adoption of SFAS No. 142. The transitional intangible asset test did not result in a change in the useful lives our definite life intangible assets or an impairment of our finite life intangible assets.

     The net carrying value of finite life intangible assets, consisting of purchased technology, as of October 31, 2002, is $533 thousand, net of amortization and is allocated to the Meret Optical Communications segment.

     The change in the net carrying amount of finite life intangible assets during the nine months ended October 31, 2002 is due to amortization of $319 thousand. Annual estimated finite life intangible asset amortization expense for each of the remaining fiscal years is expected to approximate $320 thousand, $40 thousand, $40 thousand, and $30 thousand.

     Debentures--During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29.8 million. The debentures, due August 2, 2004 have a face value of $32.2 million, which is convertible into our common stock at $144.20 per share. At maturity we may elect to redeem the debentures for cash and we have the option of paying the interest on these debentures in shares of our common stock. In addition, the purchasers received four year warrants to acquire an additional 167,592 shares of our common stock at $144.20 per share and the placement agent received five year warrants to acquire 5,583 shares of our common stock, equity securities, options or warrants at a price less than $144.20 per share or at a discount to the then market price. The conversion price and warrant exercise are subject to adjustment.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

     In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash will be amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the three and nine months ended October 31, 2002 of $791 thousand and $2.3 million, respectively, at the stated 9.75% interest which is paid in common stock, amortization of issuance costs of $72 thousand and $160 thousand, respectively, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $799 thousand and $1.8 million, respectively. On October 1, 2002, we issued 118,917 shares of our common stock and $292 thousand cash in payment of $791 thousand interest for the debenture interest period ending September 30, 2002. At October 31, 2002 debentures payable consists of:

Face value                                                             $ 32,200
Issuance costs                                                           (2,451)
Value of warrants and deemed beneficial Conversion feature              (27,252)
                                                                       --------
      Debenture book value at issuance                                    2,497
Accumulated amortization of issuance costs                                  242
Value of warrants and deemed beneficial conversion feature                2,690
                                                                       --------
                                                                       $  5,429
                                                                       ========

     We are in the process of a debt and equity restructuring plan that would exchange current outstanding debentures and Series A Preferred stock for common stock an issuance of a smaller new debenture. See Subsequent Events note to financial statements for further information.

Stockholders' Equity

     Effective as of October 28, 2002, we implemented a one-for-twenty reverse split of our outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders will receive a cash payment based on the market price, after adjustment for the effect of the stock combination. The par value of the common stock changed to $6.00 per share and the number of authorized shares decreased from 150 million to 7.5 million shares of common stock. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of our common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All of the common stock share and per share numbers in this report have been adjusted to reflect the reverse stock split. Preferred stock was not affected.

     We are authorized to issue the following shares of stock:

          7,500,000 shares of Common Stock ($6.00 par value)

          2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

               3,000 shares of Preferred Stock, Series D

               1,000,000 shares of Preferred Stock, Series F

     We have outstanding the following shares of preferred stock:

                                         Shares      Par     Liquidation
                                       Outstanding  Value    Preference
                                       -----------  -----    ----------
     Series D                             1,353      $0.01    $1,353,000
                                          =====      =====    ==========

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

      Preferred stock dividends during the three and nine months ended October 31, 2002 and 2001 consist of:

                                  Three Months Ended October 31 Nine Months Ended October 31,
                                  -----------------------------------------------------------
                                    2002           2001           2002           2001
                                    ----           ----           ----           ----
Deemed dividends (Sorrento
  Series A)                           --             --             --           $ 180
                                    -----          -----          -----          -----
                                    $ --           $ --           $ --           $ 180
                                    =====          =====          =====          =====

Other Capital Stock Transactions

     On March 22, 2001, we completed a private placement of 76,300 unregistered shares of our common stock receiving net proceeds of $9.6 million. In addition, the purchasers received three-year warrants to acquire an additional 19,075 shares of our common stock at $163.80 per share. For a period of 18 months from the March 22, 2001 completion date in the event we were to issue shares of common stock or equity securities convertible into our common stock at a price less than $131.062 per share, the purchasers would be entitled to receive additional shares of common stock.

     During 2000, SNI completed a sale of 8,596,333 shares of its Series A Convertible Preferred Stock receiving net proceeds of $46.6 million from a group of investors. 1,467,891 shares were purchased by, and a finders fee of $2.0 million was paid through the issuance by Sorrento of an additional 357,799 shares of its Series A Convertible Preferred Stock to, entities in which one of our outside directors at the time, who later in 2000 served for several months as our Chairman and CEO, was a partner or member pursuant to a previously contracted right of participation.

     One of our current outside directors purchased 183,486 shares in this placement. At the time of purchase, he was not one of our directors. This individual is also a director of Liberty Media Corporation, which owns an approximate 74% economic interest representing an approximate 94% voting interest in United GlobalCom ("UGC"). The purchaser of 3,027,523 shares in this placement is an indirect subsidiary of UGC. Liberty Media also holds convertible debt in this Series A holder, which it has agreed to exchange for shares in UGC.

     Each share of SNI's Series A Preferred Stock is convertible into one share of SNI's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into SNI's common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50.0 million. As SNI did not complete a $50.0 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request in writing that SNI redeem them at the adjusted liquidation preference. On receipt of such a request, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available for such a redemption, or to redeem such pro rata portion as to which a lesser amount of lawfully available funds do exist. In April 2001, our Sorrento subsidiary received written redemption requests from holders of a majority of the Series A shares. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48.8 million was recorded as a deemed dividend during the period from issuance to March 31, 2001. During the nine months ended October 31, 2002 and 2001, we recorded a deemed dividend of $0 and $180 thousand with respect to the SNI Series A shares.

     As of October 31, 2002 and January 31, 2002 the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to request that SNI redeem the shares.

Stock Option Plans

     We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. At October 31, 2002, there were 288,915 shares under option at prices varying from $13.80 to $1,382.60 per share. In addition, our Sorrento subsidiary adopted its 2000 Stock Option/Stock Issuance Plan under which it has granted options to certain of its employees and directors at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES common stock directly, through immediate purchase of the shares at fair value, or as a bonus tied to performance milestones. No stock has been issued under the stock issuance program and at October 31, 2002 there were 14,915,227 SNI shares under option at prices varying from $2.00 to $6.85 per share. The holders of these options may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 78 to 1.

     Earnings Per Share Calculation

     The following data show the amounts used in computing basic loss per share for the three and nine months ended October 31, 2002 and 2001.

                                                             Three Months Ended October 31,   Nine Months Ended October 31,
                                                             ------------------------------   -----------------------------
                                                                    2002          2001             2002          2001
                                                                    ----          ----             ----          ----
Net loss                                                          $ (6,922)     $(15,924)        $(18,752)     $(32,653)
Less: preferred dividends                                             --            --                          (180)
                                                                  --------      --------         --------      --------
Net loss available to common shareholders used in basic EPS       $ (6,922)     $(15,924)        $(18,752)     $(32,833)
                                                                  ========      ========         ========      ========
Average number of common shares used in basic EPS                  781,000       716,000          755,000       695,000
                                                                  ========      ========         ========      ========

     Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the applicable net loss by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. We had a net loss for the three and nine months ended October 31, 2002 and 2001. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive with the exception of the convertible debentures common shares. The following data shows the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                      Three Months Ended October 31,    Nine Months Ended October 31,
                                                      ------------------------------    -----------------------------
                                                          2002            2001            2002             2001
                                                          ----            ----            ----             ----
Net loss available to common shareholders used in
   basic EPS                                           $  (6,922)       $(15,924)       $(18,752)       $(32,833)
Less: Convertible debt issuance costs                    (28,622)           --           (28,622)           --
Plus: Convertible debt interest                              870                           2,428
                                                       ---------        --------       ---------        --------
Net loss available to common shareholders used in
   diluted EPS                                         $ (34,673)       $(15,924)       $(44,946)       $(32,833)
                                                       =========        ========        ========        ========
Average number of common shares used in basic EPS        781,000         716,000         755,000         695,000
                                                       =========        ========        ========        ========
Effect of dilutive securities:
      Convertible debentures                             223,000            --           223,000           --
Average number of common shares and dilutive
   potential common stock used in diluted EPS          1,004,000         716,000         978,000        695,000
                                                       =========        ========         =======       ========

     The shares issuable upon the conversion of the convertible debentures represents the shares issuable at exercise, at the contract price.

Litigation

     On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction from the Delaware Court of Chancery prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. On January 23, 2002, the Delaware Supreme Court affirmed the granting of the preliminary injunction. In May 2001, we purchased $4.9 million of SNI Series A Preferred Stock at $5.45 per share. In August 2001, we purchased an additional $15 million of SNI Series A Preferred shares at $5.45 per share. Both of these transactions have been challenged in this litigation brought by certain Series A shareholders in Delaware.

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

     Currently, hearings on all pending motions have been taken off the Court's calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. On December 10, 2002, we entered into a Letter of Intent that, among other things, would resolve this litigation if the transactions contemplated by the Letter of Intent are completed. See Subsequent Events.

     During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 25,369 options for which we were contractually obligated to loan the $5.0 million due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

     During December 2001, we entered into an agreement whereby the 25,369-option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. Should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, or pay him cash damages, which he alleges to be in excess of $4 million.

     In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 thousand and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and having exhausted our legal remedies, we have paid Dr. Cheng $610 thousand in full satisfaction of the arbitration award.

     In addition, claims in arbitration have been filed by two of our former financial officers and employees who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims. The aggregate amount of these claims is in excess of $930 thousand.

     We have also filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant has filed for protection under the federal bankruptcy laws, and we have agreed, pursuant to the restructuring plan announced on December 10, 2002 and described more fully below, to a resolution of this dispute. See Concentration of Credit Risk.

     We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. We feel these claims are without merit and plan to vigorously defend the claims.

     From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, results of operations, or cash flows.

NASDAQ Listing Issues

     On August 7, 2002, we were told by Nasdaq that we were not in compliance with the National Market's listing maintenance standard for minimum bid price. We cured this deficiency by means of a 1 for 20 reverse stock split that became effective on October 28, 2002, and were notified by Nasdaq staff on November 11, 2002, that we now comply with this standard.

     On November 1, 2002, we were told by Nasdaq that we were not in compliance with the National Market's listing maintenance standard for market capitalization. The increase in our stock price following the reverse stock split cured this deficiency and we were notified by Nasdaq on November 5, 2002, that we now comply with this standard.

     On September 18, 2002, we were told by Nasdaq that we did not comply with the National Market's listing maintenance standard for minimum shareholders' equity of $10 million. On October 24, 2002, following our submission of a plan to come back into compliance with this standard that contemplated an agreement with our debenture holders and our Sorrento subsidiary's Series A shareholders to restructure the capital of both companies, Nasdaq staff gave us an extension of time until December 9, 2002 to file a definitive agreement relating to the restructuring, and until January 8, 2003 to complete implementation of the plan.

     We executed a Letter of Intent to complete a capital restructuring that, if consummated, would bring us back into compliance with the shareholders' equity standard on December 10, 2002 and submitted the plan to Nasdaq staff on that date, pursuant to a one day extension of the prior December 9, 2002 deadline. In our submission, we requested additional time to implement the plan. There can be no assurance, however, that Nasdaq will grant the requested extension. If we are not successful in completing our capital restructuring on a timely basis or otherwise, and ultimately are delisted from Nasdaq, our ability to secure future funding may be severely impacted and there could be a material adverse effect on our financial condition. In addition, the delisting from Nasdaq would constitute a triggering event that would allow our debenture holders to request accelerated payment of their debentures at 125% of the face value. If such a request were to be made, we would not have the financial resources to repay the debentures, thus resulting in a default under the debenture agreement.

Contingent Liabilities

     One of our component suppliers is contending that our efforts to reschedule shipments of certain components constitutes an anticipatory breach of the purchase order by which the components were ordered, and has informed us that they believe they are entitled to a cancellation fee which approximates $2.3 million, almost the full contract price of the goods, none of which have as yet been shipped. We do not believe that our supplier can support the amount of the alleged cancellation fee, and we are trying to work out a business solution to the dispute that may involve the purchase of additional components. Our supplier has threatened litigation if the dispute is not satisfactorily resolved and while we believe that our defenses to both liability and damages are strong, we can give no assurance that our position in such litigation would prevail.

     In the merger agreement between our predecessor corporation and Sync Research, we agreed to indemnify and hold our former subsidiary, Entrada, harmless against any liability arising after the merger in connection with the termination of a certain pension plan previously maintained by Entrada. In the third quarter, we were advised by a consultant retained by us and by the successor corporation to the entity from whom we originally purchased the company that became Entrada that the cost of termination of the pension plan in question is in excess of $3 million. While we do not believe that we are liable for this cost, it is possible that the successor corporation, which has been funding the pension plan since 1996, may seek a substantial contribution from us towards this liability.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

Subsequent Events

   Capital Restructuring Agreement in Principle

     On December 10, 2002, we entered into a letter of intent with holders of 51.2% of the principal amount of our senior convertible debentures and 50.5% of the liquidation preference of the Series A Convertible Preferred Stock of our optical networking subsidiary. The letter of intent and associated term sheet contemplate an exchange of the debentures and the Series A preferred stock at a closing into shares of our common stock and $12.5 million of new 7.5% secured convertible debentures. Certain holders of the Series A preferred would also receive additional new debentures of up to $950 thousand to pay certain legal fees. The exchange proposed in the letter of intent and the term sheet is contingent upon satisfaction of the terms and conditions described in the letter of intent.

     The letter of intent and the term sheet contemplate the execution of definitive agreements that would provide for, among other things, that the holders of the Series A preferred stock and the debentures would receive 57.5% and 42.5%, respectively, of the common stock and the new debentures to be issued to them in the exchange, with the amounts to be received by each holder to be based upon such holder's respective ownership percentage of the Series A preferred stock and the debentures. The common stock and the shares of common stock issuable upon conversion of the new debentures would represent 87.5% of our common stock on a diluted basis. "Diluted basis" means the total number of shares of common stock issued and outstanding immediately after the closing, after giving effect to (i) the exchange and the then issuance of common stock,
(ii) the common stock issuable upon conversion of the new debentures and (iii) the exercise of warrants to be issued to existing shareholders in connection with the exchange, but without giving effect to (a) shares issuable upon exercise of new employee stock options, (b) the shares issuable upon conversion of the up to $950 thousand of new debentures to be issued in connection with the payment of certain legal fees and (c) the exercise of any existing employee options, all of which currently have exercise prices above the market price of our common stock and will be listed on a schedule to the exchange agreement.

     In connection with the negotiations leading up to the restructuring agreement in principle, we estimated the proceeds from the sale of our real estate holdings to be approximately $5.3 million.

     As of the closing, holders of our outstanding common stock immediately before the date of the closing would own 7.5% of the common stock on a diluted basis. In addition, holders of the outstanding common stock would receive warrants to acquire common stock that, in the aggregate, totals 5% on a diluted basis for a cash exercise price equal to 110% of the volume-weighted average market price of our common stock for the ten trading days ending on the third trading day prior to the closing date. Such volume-weighted average market price is known in the term sheet as the reference price. We would establish a record date not more than ten business days prior to the closing to determine the specific holders of our common stock who will be entitled to receive the warrants. The warrants would be exercisable at any time prior to August 2, 2007. We may repurchase the warrants for a nominal price, upon 30 days prior notice, at any time after the volume-weighted average market price of our common stock for any ten consecutive trading days equals or exceeds 150% of the exercise price.

     The term sheet also contemplates that our Board of Directors will adopt a new employee incentive stock option plan under which options to acquire up to 15% of our common stock on a diluted basis would be available for persons employed by us or any of our subsidiaries on or after December 9, 2002. Up to half of the employee stock options would be issued at or promptly following the closing of the restructuring at the then-current market price, but in any event not less than 90% of the reference price as defined above, and the remaining new employee stock options would be issuable from time to time in such amounts and at such prices as approved by the Board of the Directors after the closing.

     The new debentures would mature on August 2, 2007 and would be convertible at any time at the option of the holder at a conversion price equal to the reference price into shares of our common stock. However, the number of shares issuable upon conversion of the new debentures on a diluted basis as of the closing cannot represent less than 10% nor more than 30% of the common stock to be issued to the Series A and debenture holders and the shares of common stock issuable upon conversion of the new debentures (that is, the conversion price would be subject to a collar). Subject to certain limits, interest on the new debentures may be paid, at our option, either in cash, additional new debentures or our common stock.

     The new debentures would include covenants restricting our ability to incur senior or subordinated debt or preferred stock other than $5 million in lease or equipment financing and a $5 million revolving credit facility (up to $10 million with

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES certain consents), as well as other standard covenants and protective provisions. At any time prior to the maturity date, we may redeem for cash on a pro rata basis some or all of the new debentures at par, plus accrued interest.

     Until one year after the closing and subject to certain exceptions, exchanging holders of debentures and Series A preferred stock who continue to hold common stock received in the exchange and new debentures will be entitled to certain weighted average anti-dilution protection for such continued holdings with respect to certain additional issuances of our common stock. In addition, if we are required to issue shares of common stock upon the exercise of any right, option or warrant to purchase common stock that was issued prior to the closing and was not listed on the option schedule to the exchange agreement, then we will issue additional shares of common stock to the exchanging holders, and will adjust the conversion price of the new debentures sufficient to offset the dilutive impact of such issuances.

     Certain Series A holders may request, on or before the closing, that we appoint one new director to our Board of Directors. Certain debenture holders may also request, on or before the closing, that we appoint one new director to our Board of Directors. The new director(s) would continue in office until the next regularly scheduled annual meeting of our shareholders and shall be nominated for re-election at such meeting.

     Holders of the debentures and the Series A preferred stock participating in the exchange will execute exit consents, effective upon the closing, by which the rights arising under the debentures and the Series A preferred stock, respectively, will be changed, amended or modified with respect to covenants, rights, obligations or provisions associated with any agreements that may govern the debentures and the Series A preferred stock. Upon the closing and subject to consideration of tax issues, our subsidiaries would be merged with and into us. In addition, we would reincorporate in Delaware or another state satisfactory to us and certain debenture and Series A holders. As a result of the execution of the letter of intent, we, SNI and certain Series A holders have agreed to stay all Delaware litigation relating to the Series A preferred stock.

     The consummation of the exchange and the other matters contemplated by the letter of intent and the term sheet is subject to the satisfaction or waiver of numerous conditions, including but not limited to, the execution of the definitive agreements, satisfactory completion of due diligence by the holders of the debentures and the Series A preferred stock, and the closing occurring by March 28, 2003, or by such later date as consented to by the holders of the debentures and the Series A preferred stock. In addition, other than in the case of alternative 3 in the next paragraph below, such consummation will also require approval by our shareholders and the effectiveness of a registration statement registering the securities issuable in connection with the exchange (or upon conversion thereof).

     The term sheet also includes a "timeline of critical events" that constitutes additional terms and conditions of the proposed exchange and the closing. In addition, consummation of the exchange requires the consent of the holders of the debentures and the Series A preferred stock under one of the following three alternatives: 1) the written acceptance by the holders of all of the debentures and the Series A preferred stock; 2) the written acceptance and subsequent confirmation by the holders of all of the Series A preferred stock and the holders of at least 90% of the principal amount of the debentures, that those holders of the debentures who have not consented to the exchange will be bound by the debentures as amended by the exit consents and that the debentures will be paid at maturity only in our common stock; or 3) the written acceptance by at least two-thirds (2/3) of those holders of Series A preferred stock that actually vote to accept or reject the exchange, and the written acceptance by at least 50% of the holders of debentures that actually vote to accept or reject the exchange and two-thirds (2/3) in dollar amount of the debentures held by those holders of the debentures that actually vote to accept or reject the exchange, in which case we and our optical networking subsidiary would seek orders by a court of competent jurisdiction binding all non-consenting holders to the exchange and compelling them to accept the exchange consideration in satisfaction of all claims and interests represented by the Series A preferred stock and the debentures.

     We have agreed to pay up to $320 thousand in consent fees to holders of the debentures who, by January 9, 2003, waive certain events of default and interest payments and agree to forebear from enforcing any right or remedy until the closing pursuant to a consent and waiver. We need the consent of at least two-thirds of the outstanding debentures to waive a default under the debenture agreement. If we do not gain the necessary consents, we would be required to make the full interest payment of approximately $785 thousand. If we do not make this interest payment, an acceleration of the debentures could be triggered, requiring us to repay 125% of the face amount of the debentures. We do not currently have the financial resources to make such a repayment.

     If this restructuring is successful it will result in a one-time interest expense charge of approximately $32 million in the quarter. In addition, the restructuring will result in a change in control as defined by section 382 of the internal revenue code and will result in limiting the availability of our net operating loss carry forwards.

     While we are working to complete the restructuring plan and consummate the exchange, our ability to do so is not certain, and depends on many factors, including but not limited to our ability to successfully negotiate and execute a definitive agreement, satisfy or obtain waivers with regard to the many conditions that will be incorporated in the definitive agreement, obtain the requisite consents from the debenture holders and Series A shareholders, pay the substantial legal costs associated with the restructuring from existing capital resources, and raise additional capital in a timely manner. If we are not able to carry out the restructuring plan embodied in the letter of intent, we will have to explore other alternatives on an expedited basis. There can be no assurance, however, that we will be able to find an acceptable alternative.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

     Sale of DIGI Stock

     Subsequent to the end of our third quarter, we sold one-half of our holdings in DIGI for $3.10 per share, the closing market price of the stock on December 9, 2002. The purchaser of the stock was DIGI, itself. The sale proceeds, in the amount of $3.6 million, were deposited on December 13, 2002. The closing price of DIGI stock on October 31, 2002 was $2.03 per share and is the price used to reflect the valuation of our marketable securities in DIGI as of that date.

     Investment in Strategic partner

     On November 12, 2002, as part of a strategic relationship, we purchased $5 million of UFO Communications, Inc. Series B preferred stock. UFO provides enterprise broadband optical communications services in major metropolitan areas. UFO currently operates metropolitan optical networks in San Francisco and Chicago. We have already supplied optical networking equipment for these markets.

     UFO's approach to broadband services is based upon a partnership with one of the nation's largest broadband communications companies, through which it has access to extensive fiber optic infrastructure in 13 major metropolitan areas in the US. This partnership allows UFO to expand services without the requirement to build a costly fiber optic infrastructure before services can be deployed.

     UFO and its broadband infrastructure partner have selected our optical networking subsidiary as the exclusive supplier of dense wavelength division multiplexing, DWDM, and coarse wavelength division multiplexing, CWDM, equipment for UFO services (currently planned to be offered in 13 major metropolitan markets), and have executed 5-year strategic supply agreements with our subsidiary. As part of the financing, UFO increased the size of its Board of Directors to seven. We will have one seat on the expanded Board. In connection with UFO's financing, UFO's broadband infrastructure partner placed $5.3 million order with our subsidiary that will be used for UFO's initial expansion in the Los Angeles and Dallas metropolitan networks.

     Concentration Of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. We place our temporary cash investments with high credit financial institutions. At times such amounts may exceed the F.D.I.C. limits. We limit the amount of credit exposure by reviewing the financial strength and credit risks of the investments and financial institutions that we place its cash investments. Such investments and placements may include governmental or associated agency notes or bonds, liquid money market investments with high credit ratings and major national or regional banks with excellent credit history and ratings. To date our risks in these investments have been minimal.

     Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as we deem appropriate. Accordingly, trade credit losses have not been significant. Our reserve for bad debts is reviewed on a quarterly basis with our outside auditors in order to evaluate our potential trade losses on overdue accounts. We believe that at the end of October 31, 2002 our reserve for bad debts is adequate to cover potential write-downs or write-offs of existing accounts receivable. We have sued three customers with overdue accounts. One customer (UPC), whose parent is an investor in our subsidiary, has filed for Chapter 11 bankruptcy protection and has offered to return equipment that it no longer needs. We have agreed to accept the return of equipment along with payment for the equipment not returned. The outstanding receivable with this customer totals approximately $1.6 million and we have reserved in past periods approximately $1.1 million for a potential write-down.

     The following data shows the customers accounting for more than 10% of net consolidated receivables:

                                                 October 31   January 31,
                                                   2002          2002
                                                   ----          ----
     Customer A                                    22.8%         13.9%
     Customer B                                    22.5%         19.8%
     Customer C                                    20.0%          0.0%
     Customer D                                     8.7%         24.7%

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

     The following data shows the customers accounting for more than 10% of net consolidated sales:

                            Three Months Ended      Nine Months Ended
                                October 31,            October 31,
                                -----------            -----------
                             2002        2001        2002       2001
                             ----        ----        ----       ----
     Customer A              28.0%        0.0%       10.1%       0.0%
     Customer B              21.0%       32.5%       21.9%      19.3%
     Customer C              20.9%        3.5%       16.3%      12.1%
     Customer D               9.2%        7.8%       15.1%      15.2%


Segment Information

                                                   Sorrento             Meret
                                                   Networks            Optical            Other             Total
                                                   --------            -------          ---------         ---------
Three months ended October 31, 2002
       Net sales                                   $  5,151            $   590           $   -             $  5,741
       Intersegment sales                               -                 (216)              -                 (216)
                                                   --------            -------           -------           --------
           Total net sales                            5,151                374               -                5,525
           Cost of sales                              4,407                156                                4,563
                                                   --------            -------           -------           --------
               Gross profit                             744                218               -                  962
                                                   --------            -------           -------           --------

       Operating (loss)                              (4,280)              (322)             (690)            (5,292)
       Depreciation & amortization expense              813                311                24              1,148
       Valuation allowance additions                   (333)              (860)              -               (1,193)
       Capital asset additions (disposals)              766                 18               -                  784
       Total assets                                  33,205              5,784            19,008             57,997

                                                   Sorrento             Meret
                                                   Networks            Optical            Other             Total
                                                   --------            -------          ---------         ---------
Three months ended October 31, 2001
       Net sales                                   $  8,707            $ 1,359           $   -             $ 10,066
       Intersegment sales                               -                  -                 -                  -
                                                   --------            -------           -------           --------
           Total net sales                            8,707              1,359               -               10,066
           Cost of sales                              7,959                786               -                8,745
                                                   --------            -------           -------           --------
               Gross profit                             748                573               -                1,321
                                                   --------            -------           -------           --------

       Operating income (loss)                       (8,831)               170            (3,985)           (12,646)
       Depreciation & amortization expense              101                135                26                262
       Valuation allowance additions                  2,613                 82             2,700              5,395
       Capital asset additions (disposals)              312                  5               -                  317
       Total assets                                  46,470              7,733            44,177             98,380

                                                   Sorrento             Meret
                                                   Networks            Optical            Other             Total
                                                   --------            -------          ---------         ---------
Nine months ended October 31, 2002

       Net sales                                   $ 14,491            $ 2,533           $   -             $ 17,024
       Intersegment sales                               -                 (297)                                (297)
                                                   --------            -------           -------           --------
           Total net sales                           14,491              2,236               -               16,727
           Cost of sales                             14,397              2,180               -               16,577
                                                   --------            -------           -------           --------
               Gross profit                              94                 56               -                  150
                                                   --------            -------           -------           --------

       Operating (loss)                             (22,122)            (1,263)           (2,848)           (26,233)
       Depreciation & amortization expense            2,386                573                79              3,038
       Valuation allowance additions                  2,638                189               -                2,827
       Capital asset additions (disposals)            1,927                 75                70              2,072
       Total assets                                  33,205              5,784            19,008             57,997

                                                   Sorrento             Meret
                                                   Networks            Optical            Other             Total
                                                   --------            -------          ---------         ---------
Nine months ended October 31, 2001

       Net sales                                   $ 28,593            $ 3,968           $   -             $ 32,561
       Intersegment sales                               -                  -                 -                  -
                                                   --------            -------           -------           --------
           Total net sales                           28,593              3,968               -               32,561
           Cost of sales                             22,570              2,445                               25,015
                                                   --------            -------           -------           --------
               Gross profit                           6,023              1,523               -                7,546
                                                   --------            -------           -------           --------
       Operating income (loss)                      (22,401)               417            (5,947)           (27,931)
       Depreciation & amortization expense            1,314                407               189              1,910
       Valuation allowance additions                  4,672                329             3,200              8,201
       Capital asset additions (disposals)            3,061                 16                61              3,138
       Total assets                                  46,470              7,733            44,177             98,380

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2002, including the consolidated audited financial statements and notes thereto.

     The results of operations reflect our activities and our wholly owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our".

Forward-Looking Statements--Cautionary Statement

     All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "plan","intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: (1) Our ability to execute and consummate a definitive agreement with our Series A preferred stockholders and debenture holders for a capital restructuring; (2) Our ability to fund our operations until such time that revenue and orders improve, including its ability to raise additional equity or debt financing; (3) Our ability to come into compliance with Nasdaq listing requirements within the timeframe required by Nasdaq; (4) unanticipated technical problems relating to our products; (5) Our ability, or lack thereof, to make, market and sell optical networking products that meet with market approval and acceptance; (6) the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products; (7) changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interests of our shareholders; (8) other risks detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission.

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

Results of Operations/Comparison of the Quarters and Nine Months ended October 31, 2002 and 2001.

     Net sales. Our consolidated net sales decreased $4.6 million, or 46%, to $5.5 million for the quarter ended October 31, 2002 compared to net sales of $10.1 million for the quarter ended October 31, 2001. Net sales for Sorrento Networks Inc. ("SNI"), our primary operating subsidiary, decreased $3.5 million, or 41%, to $5.2 million for the quarter ended October 31, 2002 as compared to net sales of $8.7 million for the quarter ended October 31, 2001. During the nine months ended October 31, 2002 our net sales decreased to $16.7 million from $32.6 million for the comparable nine months ended October 31, 2001, a decline of 49%. This decrease in net sales is comprised of a $14.1 million decline in SNI sales and a $1.8 million decline in Meret sales reflecting the continued weak telecommunications industry volumes. In the third quarter of fiscal year 2003, we received orders that totaled approximately $13.4 million. As a result, we expect to see an increase in revenue shipments for the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

     Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit was $962 thousand for the quarter ended October 31, 2002 compared to $1.3 million for the quarter ended October 31, 2001. The consolidated gross profit of $150 thousand for the nine months ended October 31, 2002 is $7.4 million lower than the $7.5 million gross profit for the nine months ended October 31, 2001. The significant decrease in gross profit relates to reserves taken in the second quarter against the book value of our inventory and the decline in market prices of many components held in inventory, as well as the write-down of obsolete and slow-moving inventories. A $4.0 million reserve, $3.0 million at Sorrento and $1.0 million at Meret, was taken to cover this reduction in value. This decrease also reflects the higher fixed manufacturing overheard in our cost of shipments as a result of the lower revenue volume.

     Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased by $1.7 million to $2.4 million, or 44% of net sales, for the quarter ended October 31, 2002 from $4.1 million, or 41% of net sales, for the quarter ended October 31, 2001. The decline was primarily the result of cost reduction efforts implemented and lower revenue volume for the quarter. For the nine months ended October 31, 2002, our sales expenses decreased $2.7 million to $9.5 million, or 57% of net sales, compared to $12.2 million, or 38% of net sales, in the nine months ended October 31, 2001. The decline was primarily the result of cost reduction in both our U.S and foreign sales offices and lower revenue volume.

     Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Our consolidated engineering, research and development expenses decreased by $1.5 million to $2.0 million, or 37% of net sales, for the quarter ended October 31, 2002 from $3.5 million, or 35% of net sales, for the quarter ended October 31, 2001. The decline was attributed to lower product development material and personnel related costs reflecting management's planned reduction in operating expense levels. For the nine months ended October 31, 2002, engineering, research and development expenses decreased by $3.3 million to $6.9 million, or 42% of net sales, from $10.2 million, or 32% of net sales, for the nine months ended October 312, 2001. The decrease reflects management's planned reduction in operating expenses as well as a reduction in employee relocation and travel expenses.

     General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and occupancy costs. Consolidated general and administrative expenses decreased by $1.8 million to $1.6 million, or 29% of net sales, for the quarter ended October 31, 2002 from $3.4 million, or 34% of net sales, for the quarter ended October 31, 2001. For the nine months ended October 31, 2002, general and administrative expenses decreased by $17 thousand to $9.4 million, or 57% of net sales, compared to $9.4 million, or 29% of net sales, in the nine months ended October 31, 2001. The decrease reflected by management's planned reduction in operating expenses was partially offset by reserves taken in the second quarter for uncollectable receivable accounts and legal fees relating to our cost reduction efforts, both domestically and internationally. See discussion under Concentration of Credit Risk above.

     Our reserve for bad debts totals $3.2 million and relates primarily to three delinquent accounts. We have filed suit against all three of these customers and expect to continue collection efforts to secure payment and/or return of the equipment. These three customers account for approximately $4 million in accounts receivable, all of which is aged greater than 180 days, and account for 61% of all aged accounts over 60 days.

     We believe our relationships with trade creditors are satisfactory other than our dispute with one creditor as discussed under Contingent Liabilities.

     Our legal expenses for the quarter totaled $117 thousand and for the nine month period was $1.3 million. This compares to $291 thousand and $673 thousand in legal expenses for the same periods in the prior years respectively.

     We evaluate on an ongoing basis the compensation and incentive plans for our executives, officers and key employees. Programs are implemented as deemed necessary or beneficial in order to retain, attract or motivate our key personnel. Our compensation and incentive programs are reviewed and approved by both the Compensation Committee and the Board of Directors, and are primarily administered by the Board, the Compensation Committee, or as delegated by them.

     Other income (expenses). Other expenses from continuing operations was $1.6 million in expenses for the quarter ended October 31, 2002 as compared to expense of $3.3 million for the comparable quarter last year. The current year quarter expense is primarily comprised of $1.5 million of costs associated with our convertible debentures. During the nine months ended October 31, 2002 other income increased to $7.5 million of income from expenses of $4.7 million for the comparable nine months last year. The current nine-month period includes an $11.7 million gain on the sale of marketable securities as a result of the sale of 3,396,221 shares of NETsilicon, Inc common stock to Digi International, Inc. for $13.6 million in cash. The remaining shares of NETsilicon common stock were exchanged for Digi International common stock and are accounted for under marketable securities. We obtained 2,324,683 shares of Digi common stock on the exchange. This gain was partially offset by $2.6 million of costs associated with our convertible debentures.

     Income taxes. There was no provision for income taxes for the quarters and nine months ended October 31, 2002 and 2001. We have carry forward domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our prior management did not file our tax returns for over six years. We had losses during each of these years and do not believe there is a tax liability for any of them, other than a nominal penalty for failure to file a return. We are in the process of preparing and filing all of our delinquent tax returns.

Sorrento Networks, Inc.

     Net sales. Net sales for SNI decreased by $3.5 million, or 41%, to $5.2 million for the three months ended October 31, 2002 from $8.7 million for the same comparable quarter last year. During the three months ended October 31, 2002 we shipped product to twelve customers of which four customers represented a combined 79% of our net sales. During the quarter ended October 31, 2001, we shipped product to fourteen customers of which four customers represented a combined 80% of our net sales. For the nine-month period ended October 31, 2002, sales decreased by $14.1 million, or 50%, to $14.5 million from $28.6 million for the same comparable period last year. During the nine months ended October 31, 2002, we shipped product to twelve customers, of which five represented a combined 71% of our net sales. During the nine months ended October 31, 2001, we shipped product to eighteen customers of which four represent 60% of net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base. Revenues continue to be negatively impacted by weak telecommunication industry volumes. In the third quarter ended October 31, 2002, we entered into an exclusive five year agreement with UFO, a seller of broadband network services, and a five year exclusive agreement with UFO's national strategic partner that requires all future equipment orders for metro DWDM deployment to be ordered from SNI, contingent on certain terms and conditions. During the third quarter of fiscal year 2003, we received orders under the agreements for two metro city deployments that totaled approximately $5.3 million. We have shipped two metro deployments in the past with revenues that have exceeded $4 million per city. The remaining nationwide expansion under the current plans is for a total of nine additional major metro deployments, which could be expanded in the future. See related discussion under Subsequent Events regarding our investment in UFO Series B Preferred Stock.

     Gross profit. Gross profit decreased by $4 thousand and $5.9 million, respectively, for the quarter and nine months ended October 31, 2002. The declines were due primarily to the increases in our obsolescence and inventory value reserves taken in the second quarter and of a significantly higher fixed manufacturing overhead in our cost of shipments for the quarter as a result of the lower revenue volume. We have initiated cost cutting actions in production due to the lower revenue volume and a continued slowdown in the capital expenditure spending throughout the telecom industry. See our discussion under Gross Profit.

     Selling and marketing. Selling and marketing expenses decreased by $1.7 million to $2.3 million, or 45% of net sales, for the quarter ended October 31, 2002 from $4.0 million, or 46% of net sales, for the same comparable quarter last year. For the nine months ended October 31, 2002, selling and marketing expenses decreased by $2.7 million to $9.2 million, or 64% of net sales, compared to $11.9 million, or 42% of net sales, for the same comparable nine months last year. The declines resulted from cost reduction programs initiated by SNI and lower revenue volume for the quarter and nine-month period that favorably impact the expenses associated with commissions paid to sales personnel upon shipments. Sales and marketing expenses showed decreases in travel expenses, advertising expenses and reductions in personnel.

     Engineering, research and development. Engineering, research and development expenses decreased by $1.6 million to $1.8 million, or 35% of net sales, for the quarter ended October 31, 2002 from $3.4 million, or 39% of net sales, for the same comparable quarter last year. For the nine months ended October 31, 2002, engineering, research and development expenses decreased by $3.6 million to $6.4 million, or 44% of net sales, compared to $10.0 million, or 35% of net sales, for the same period last year. The declines were the result of our cost reduction programs and included decreases in engineering personnel, employee relocation and recruiting expenses and reduction in material related development expenses.

     General and administrative. General and administrative expenses decreased by $1.2 million to $759 thousand, or 15% of net sales, for the quarter ended October 31, 2002 from $2.0 million, or 23% of net sales, for the comparable quarter last year. The declines were the result of our cost reduction programs and included decreases in general and administrative personnel, employee relocation and recruiting expenses and general expenses. For the nine months ended October 31, 2001, general and administrative expenses increased by $273 thousand to $6.2 million, or 43% of net sales, from $6.0 million, or 21% of net sales, for the comparable nine months last year. The increase reflects higher reserves for receivable accounts and legal fees relating to our cost reduction efforts both domestically and internationally.

     Deferred and other stock compensation. Deferred and other stock compensation for the quarters ended October 31, 2002 and 2001 includes $62 thousand and $157 thousand of amortization of deferred stock compensation and $46 thousand and $45 thousand, respectively, of expenses resulting from the amortization of the value of stock options granted to consultants. For the nine months ended October 31, 2002 and 2001, deferred and other stock compensation includes $187 thousand and $468 thousand of amortization of deferred stock compensation and $136 thousand and $140 thousand, respectively, of expenses resulting from the amortization of the value of stock options granted to consultants. In connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

     Meret Optical Communications

     Net sales. Net sales for Meret decreased to $590 thousand, or by 57%, of which $216 thousand was inter-company sales, for the quarter ended October 31, 2002 from $1.4 million for the comparable quarter last year. For the nine months ended October 31, 2002, net sales decreased to $2.5 million, or 44%, of which $297 thousand was inter-company sales, from $4.0 million in the comparable period last year. The reduction in sales volume reflects the continued weak industry volumes.

     Gross Profit. Gross profit decreased by $355 thousand and $1.5 million, respectively, for the quarter and nine months ended August 31, 2002. These declines were due primarily to the increases in our obsolescence reserves taken in the second quarter and a higher fixed manufacturing overhead in our cost of shipments for the quarter as a result of the lower revenue volume.

     Selling and Marketing. Selling and marketing expenses decreased to $88 thousand, or 15% of net sales, for the quarter ended October 31, 2002 from $145 thousand, or 10% of net sales, for the comparable period last year. For the nine months ended October 31, 2002, selling and marketing expenses decreased to $248 thousand, or 10% of net sales, from $365 thousand, or 9% of net sales, from the comparable period last year. The decline during the quarter and nine months ended October 31, 2002 compared to the same periods last year resulted from reduced internal commissions. Commissionable sales were down significantly from the three months and nine months ended October 31, 2001. This, combined with changes in the commission structure, resulted in lower commission expense during the current quarter.

     Engineering, Research and Development. Engineering, research and development expenses increased to $156 thousand, or 26% of net sales, for the quarter ended October 31, 2002 from $86 thousand, or 6% of net sales, for the comparable quarter last year. For the nine months ended October 31, 2002, engineering, research and development expenses increased to $438 thousand, or 17% of net sales, from $254 thousand, or 7% of net sales, from the same comparable period last year. The increase during the quarter and nine months ended October 31, 2002 results from the addition of four engineers to support the development of new products and the enhancement of existing products.

     General and Administrative. General and administrative expenses increased to $82 thousand, or 14% of net sales, for the quarter ended October 31, 2002 from $79 thousand, or 6% of net sales, for the comparable quarter last year. For the nine months ended October 31, 2002, general and administrative expenses increased to $314 thousand, or 12% of net sales, from $208 thousand, or 5% of net sales, for the same comparable period last year. The increase in general and administrative expenses during the quarter and nine months ended October 31, 2002 consisted primarily of additions in the administration staff, costs associated with upgrades in our business application software and costs incurred to move the facilities to a new location.

     Other operating expenses. Other operating expenses of $133 thousand and $319 thousand for the quarter and nine months ended October 31, 2002 increased $40 thousand compared to the comparable quarter and nine months last year. These costs represent the amortization of purchased technology related to prior acquisitions. The increase represents an adjustment made to record amortization not previously recorded on purchased technology.

     In August 2002, our former president of Meret left the Company. Pending the results of a study being conducted by a management consultant to evaluate the best alternatives for maximizing the value of Meret to us, he has not been replaced.

Liquidity and Capital Resources

     We finance our operations through a combination of internal funds, investments and debt and equity financing. At October 31, 2002, our working capital was a negative $29.8 million and included $13.7 million in cash and cash equivalents and $4.7 million of investments in marketable securities. In addition, as a result of the exercise of their right of redemption, $48.8 million of obligations to Series A shareholders were re-classified at year end January 31, 2002 as a current liability rather than being classified as mezzanine in our liability and owner's equity section of the balance sheet, as was the case in the prior year. The redemption of Series A shares can only be made through "legally available funds," which are in essence funds that would normally be generated from SNI's profitable operations. SNI does not currently have any "legally available funds," and we do not foresee availability of such funds in the near future.

     Our continuing operations used cash flows of $10.2 million during the nine months ended October 31, 2002. During the nine months ended October 31, 2001, continuing activities used cash flows of $33.0 million. The decrease in cash flows used by operations resulted primarily from gains on the sale of marketable securities and a increase in our accounts receivable, offset by decreases in inventory and accounts payable. For the third quarter ended October 31, 2002 the use of cash by entity was as follows: At the corporate level, we used $1.6 million; our real estate holding subsidiary, Sorrento Valley Holdings Co., used $24 thousand; Meret used $333 thousand; and SNI generated $1.2 million. Given our limited amount of financial resources we cannot sustain negative cashflows without substantial reductions in operating expenses and by raising additional working capital. The reduction in operating expenses necessary to bring expenses in line with current revenues could harm our ability to sustain out current revenue volume, much less produce increased revenues in the future. However, our ability to raise additional working capital is uncertain.

     We have incurred significant losses and negative cash flows from operations for the past two years. SNI, our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Moreover, as described in Legal Proceedings, SNI is currently subject to an injunction prohibiting it from issuing more Series A shares or incurring debt without the consent of holders of a majority of the Series A shares. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, we believe our current and future revenues could be negatively impacted. However, orders for the third quarter ended October 31, 2002 were substantially higher than in past quarters during fiscal 2003 and we believe this upward trend could indicate a potential recovery from the lingering downturn. In either case, future increases in working capital will be required to both maintain and grow our business along with a continued and substantial focus on reducing operating expenses. There can be no assurance that our available cash, future funding or reductions in operating costs will be sufficient to fund our operations in the future.

     Our standard payment terms range from net 30 to net 90 days. Receivables from international customers have frequently taken longer to collect. At the end of October 31, 2002, our average sales days outstanding were approximately 124 days, an increase of 10 days as compared to the previous quarter ended July 31, 2002. For some of the customers of our optical networking products, payment is required within 180 days from the date of shipment. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. There can be no assurance that either current or future receivables will not be impacted negatively by this economic environment. We increased our reserve for accounts receivable to reflect the uncertainty of payment from certain customers that have failed to meet their obligation under our standard payment terms. We continue to pursue collection efforts on these accounts, but can give no assurance that such collection efforts will be successful. Collecting our receivables is a primary source of funds for continuing operations and any substantial delay in collection or substantial write-offs that are not covered by our planned reserves could have a material adverse impact upon the availability of cash to fund our operations. We make a concentrated effort to evaluate the credit worthiness of customers before equipment is sold or shipped, but we have suffered unanticipated losses in the past due to the rapid change in certain customers' financial conditions. See related discussion under Concentration of Credit Risks.

     Our investing activities during the nine months ended October 31, 2002, provided cash flows of $11.0 million. We purchased property and equipment of $2.8 million and received $13.8 million on the sale of marketable securities and other assets. During the nine months ended October 31, 2001, the investing activities of our continuing operations used cash flows of $3.9 million. This consisted primarily of $3.1 million in purchases of capital equipment and $603 thousand in other assets.

     Our financing activities during the nine months ended October 31, 2002, used cash flows of $1.3 million, which consisted primarily of repayment of debt. During the nine months ended October 31, 2001, the financing activities of our continuing operations provided cash flows of $40.3 million, which consisted primarily of $29.7 million in net proceeds from a private placement for issuance of our common stock, $861 thousand in proceeds from option and warrant exercised, and $167 thousand in proceeds from long term debt offset by $129 thousand in repayment of short and long term debt.

     In May 2002, our Meret subsidiary terminated its line of credit with Coast Business Credit. This line of credit had been put in place in 1995 and was secured by a collateral agreement against Meret's accounts receivables, inventory and other assets. We are in dispute with Coast regarding interest payments alleged by Coast to be due and owing from us. Coast has invoked alleged contractual remedies to attach the payments allegedly due to Coast. Accordingly, if Meret prevails, Coast will have to refund these payments, which approximate $160 thousand.

     During March 2000, SNI completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of our Sorrento subsidiary's Series A Preferred Stock is convertible into one share of its common stock at the option of the holder, may vote on an "as converted" basis except for election of directors and has a liquidation preference of $5.45 per share. The shares are automatically converted into SNI's common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50 million. Since SNI did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request in writing that our Sorrento subsidiary redeem them at the adjusted liquidation preference. In April 2001, a majority of Series A Shareholders exercised their right to request that SNI redeem the Series A Preferred Stock. Such redemption can only be made, in whole or in part, out of funds of SNI deemed to be lawfully available. SNI at the current time does not have such funds, which would normally be generated from operating profits. Pursuant to the Letter of Intent executed on December 10, 2002 in connection with the proposed restructuring, the redemption requests would be withdrawn upon completion of the restructuring plan. See Subsequent Events, above.

     In September 2001, certain holders of SNI's Series A preferred stock obtained a preliminary injunction from the Delaware Court of Chancery, which was affirmed by the Delaware Supreme Court in January 2002. The injunction prohibits SNI from issuing additional shares of Series A preferred stock and from incurring debt without the consent of the holders of a majority of the outstanding shares of Series A preferred stock. The Court of Chancery will decide whether to make this injunction permanent at a trial that is not currently scheduled. We cannot predict the outcome of that trial. The prohibition against SNI, our principal operating subsidiary, issuing Series A preferred stock and incurring debt, makes it difficult to fund SNI, as its business operations require. We, however, do have the right to make such capital contributions or incur debt to SNI to fund its operations as the Board may deem necessary. During the quarter and nine months ended October 31, 2002 we made capital contributions that totaled $3.4 million and $12.5 million, respectively, to SNI. Capital contributions do not increase our ownership interest in SNI, but rather increase the basis of our ownership interest. The Board has authorized capital contributions to be made when necessary to fund the SNI operations, but there can be no assurance that the Board will continue to authorize such contributions in the future should other funding methods continue to be unavailable.

     In August 2001, we completed a $32.2 million dollar convertible debenture financing. The funds were to be used for general working capital and contained certain provisions constituting events of default or allowing acceleration of the due date of the debentures. In particular, if we should be delisted by NASDAQ, fail to make a required interest payment or be proven to have experienced an adverse material change in our financial condition, the debenture holders could accelerate our obligation to repay the debentures. The failure to repay the debentures upon request would then be an event of default allowing the debenture holders to invoke legal remedies to compel such repayment. We would not have sufficient funds to make this repayment. Holders of two-thirds of the principal amount of the debentures have the right to waive any default that might be incurred under the debenture agreement.

     On September 18, 2002, we were told by Nasdaq that we did not comply with the National Market's listing maintenance standard for minimum shareholders' equity of $10 million. On October 24, 2002, following our submission of a plan to come back into compliance with this standard that contemplated an agreement with our debenture holders and our Sorrento subsidiary's Series A shareholders to restructure the capital of both companies, Nasdaq staff gave us an extension of time until December 9, 2002 to file a definitive agreement relating to the restructuring, and until January 8, 2003 to complete implementation of the plan.

     We executed a Letter of Intent on December 10, 2002, that contemplates a capital restructuring that will bring us back into compliance with the shareholders' equity standard, and submitted the plan to Nasdaq staff on that date, pursuant to a one day extension of the prior December 9, 2002 deadline. In our submission, we have requested additional time to implement the plan. There can be no assurance, however, that Nasdaq will grant the requested extension.

     Even if the requested extension is granted, there can be no assurance that the definitive agreements contemplated by the Letter of Intent will be executed by the requisite percentages of our debenture holders and our Sorrento subsidiary's Series A shareholders, or that we will be able to obtain shareholder approval and satisfy the other conditions necessary to implement it. There can be no assurance that we will be able to consummate the restructuring within the time frame required by Nasdaq in order to prevent delisting. See discussion in Subsequent Events.

     If the Nasdaq staff does not grant the requested extension, and recommends that we be delisted, we can appeal, but may not have the time available to complete the restructuring plan before delisting becomes effective. The cost of implementing the plan is substantial and puts further pressure on us to reduce expenses in other areas or obtain future financing at an accelerated basis.
Even if we are successful in consummating our planned capital restructuring, we will not have sufficient cash resources to fund our continuing operations during the next twelve months unless we are also successful in raising additional equity or debt financing. In addition, if we are not able to consummate our capital restructuring, we will not be able to repay our convertible debentures if our payment obligation is accelerated as a result of our delisting from Nasdaq, failure to make any periodic interest payments or otherwise, in the absence of additional financing.

     Even if our debenture repayment obligations are not accelerated, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that such financing will be available or that, if available, it can be obtained on terms favorable to us and our shareholders.

     We are in the process of a restructuring and are seeking the consent of our debenture holders to forego the interest payment due to them on January 2, 2003. In lieu of the interest due on the debentures, a consent fee would be paid based upon their agreement to participate in the restructuring. The consent fee totals $320 thousand and would be distributed pro rata among the participants that agreed to the restructuring plan. We need the consent of at least two-thirds of the outstanding debentures to waive a default under the debenture agreement. If we do not gain the necessary consents, we would be required to make the full interest payment of approximately $785 thousand. If we do not make this interest payment, an acceleration of the debentures could be triggered, requiring us to repay 125% of the face amount of the debentures. We do not currently have the financial resources to make such a repayment.

     In addition, the Letter of Intent and related term sheet regarding our proposed capital restructuring contemplates that the definitive agreements will provide that, if the plan receives the written acceptance by at least two-thirds (2/3) of those holders of Series A preferred stock that actually vote to accept or reject the exchange, and the written acceptance by at least 50% of the holders of debentures that actually vote to accept or reject the exchange and two-thirds (2/3) in the dollar amount of the debentures held by those holders of the debentures that actually vote to accept or reject the exchange, we and SNI would seek orders by a court of competent jurisdiction binding all non-consenting holders to the exchange and compelling then to accept the exchange consideration in satisfaction of all claims and interests represented by the Series A preferred stock and the debentures.

     We continue to evaluate opportunities that may add value in the future, including but not limited to strategic partnerships, joint venture agreements and discussions with other participants in and outside of our market segment. We evaluate such opportunities on the basis of possible increased penetration into our metro and regional markets, potential value driven investments in us and other criteria that may be beneficial to our shareholders and us.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Inventory is evaluated on a continual basis and management must make estimates about the future customer demand for our products, taking into account both the economic conditions and growth potential of our customers. Reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or the failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate at the time of the balance sheet.

     o Accounts receivable balances are evaluated on a continual basis and management regularly reviews the financial stability of individual customers. This analysis involves a judgment of the customers' current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. Allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability and the probability of default of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. See discussion under Concentration of Credit Risks and Liquidity and Capital Resources.

     o Revenue is generally recognized when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collections of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

Impact of Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

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

Other Matters

     See Part II, Item 1, "Other Information--Legal Proceedings".

     See "Subsequent Events - Restructuring Agreement in Principle" in the notes to the consolidated financial statements.

     In September 2002, SNI informed Inrange, a reseller of its DWDM products, that it was terminating our contractual relationship with Inrange as a result of Inrange's failure to meet its contractual minimum purchase requirements.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Sorrento Networks Corporation, including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

     Within 90 days prior to the filing of this report, members of the Company's management, including the Company's Chief Executive Officer, Phillip Arneson, and Chief Financial Officer, Joe Armstrong, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, Mr. Arneson and Mr. Armstrong concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings

     On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction from the Delaware Court of Chancery prohibiting it from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. On January 23, 2002, the Delaware Supreme Court affirmed the granting of the preliminary injunction. In May 2001, we purchased $4.9 million of SNI Series A Preferred Stock at $5.45 per share. In August 2001, we purchased an additional $15 million of SNI Series A Preferred shares at $5.45 per share. Both of these transactions have been challenged in this litigation brought by certain Series A shareholders in Delaware.

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

     Currently, hearings on all pending motions have been taken off the Court's calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the plaintiffs and us. On December 10, 2002, we entered into a Letter of Intent that, among other things, would resolve this litigation if the transactions contemplated by the Letter of Intent are completed. See Subsequent Events.

     During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 25,369 options for which we were contractually obligated to loan the $5.0 million due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

     During December 2001, we entered into an agreement whereby the 25,369-option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. Should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, or pay him cash damages, which he alleges to be in excess of $4 million.

     In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 thousand and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and having exhausted our legal remedies, we have paid Dr. Cheng $610 thousand in full satisfaction of the arbitration award.

     In addition, claims in arbitration have been filed by two former financial officers and employees of Sorrento Networks Corporation who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims. The aggregate amount of these claims is in excess of $930 thousand.

     We have also filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant has filed for protection under the federal bankruptcy laws, and we have agreed, pursuant to the restructuring plan announced on December 10, 2002 and described more fully in the Subsequent Events section, to a resolution of this dispute. See Concentration of Credit Risk.

     We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March, 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand.

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

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Sorrento Networks Corporation (the "Meeting") was held on August 28, 2002.

Elections of Directors

     The shareholders elected each of the five nominees for directors as listed in the Sorrento Networks Corporation's proxy circular and proxy statement dated July 29, 2002. The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

Director
-----------------------------------------------------------------------------
                                      For                Abstain
Phillip W. Arneson                 11,716,134            81,862
Donne F. Fisher                    11,716,134            81,862
Robert L. Hibbard                  11,720,934            77,062
Gary M. Parsons                    11,720,934            77,062
Larry J. Matthews                  11,720,934            77,062


Appointment of Auditors

     The shareholders ratified the appointment of BDO Seidman, LLP as Sorrento Networks Corporation's independent auditors. The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

                                       For               Abstain
-----------------------------------------------------------------------------

                                    11,720,934            77,062


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


                                 SORRENTO NETWORKS CORPORATION
                                   (Registrant)

                                 By:         /s/  JOE R. ARMSTRONG
                                    ----------------------------------------
                                                Joe R. Armstrong,
                                             Chief Financial Officer
                                           Principal Accounting Officer


December 19, 2002

                      STATEMENT BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                                     OF THE
                               SARBANES-OXLEY ACT


I, Phillip W. Arneson, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Sorrento Networks Corporation (the "Company");

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

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/    PHILLIP W. ARNESON
                                        ----------------------------------------
                                                   Phillip W. Arneson


December 19, 2002

                      STATEMENT BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO SECTION 302
                                     OF THE
                               SARBANES-OXLEY ACT


I, Joe R. Armstrong, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Sorrento Networks Corporation (the "Company");

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

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/  JOE R. ARMSTRONG
                                   -------------------------------------
                                               Joe R. Armstrong


December 19, 2002

                            STATEMENT UNDER OATH FOR
                             CHIEF EXECUTIVE OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Phillip W. Arneson, certify that:

     The Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.


                                        Subscribed and sworn to
                                        before me this 19 day of December, 2002

    /s/    PHILLIP W. ARNESON               /s/    ROBERT E. ANDERSON
-----------------------------------     -------------------------------------
Name:      Phillip W. Arneson           Notary Public
Date:      December 19, 2002            Seal

                            STATEMENT UNDER OATH FOR
                             CHIEF FINANCIAL OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Joe R. Armstrong, certify that:

     The Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.


                                         Subscribed and sworn to
                                         before me this 19 day of December, 2002

    /s/    JOE R. ARMSTRONG                  /s/    ROBERT E. ANDERSON
-----------------------------------      -------------------------------------
Name:      Joe R. Armstrong              Notary Public
Date:      December 19, 2002             Seal