Form 10-K
period 2003-01-31
SORRENTO NETWORKS CORP
filed 2003-04-16
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-K
                                 --------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 0-15810

                                 --------------

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                                 --------------


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

     Common Stock, Par Value $6.00                        Nasdaq
           Title of each class              Name of exchange on which registered


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X_.

The Registrant's revenues for its most recent fiscal year were $25,137,000

The aggregate market value of voting stock based upon the bid and ask price held by non-affiliates of the Registrant on March 31, 2003 was $6,193,054.

Number of shares outstanding of the Registrant's only class of common stock as of March 31, 2003 (the latest practicable date): 886,050.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.


===============================================================================

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

         We are a leading supplier of intelligent optical networking solutions for metropolitan and regional applications worldwide. Our solutions enable communication carriers and service providers to offer broadband networking services over optical fibers for metropolitan and regional applications. Our technologies permit telecommunications service providers to increase fiber capacity and fiber bandwidth utilization, reduce network costs and complexity over scalable and efficient networking platforms. Our optical networking systems support a wide variety of protocols, mixed speeds of traffic and accommodate changing traffic patterns directly over optical networks.

         Our product solutions include optical transport, optical access, and network management solutions optimized for metro and regional markets, and combine to create powerful, cost-effective, and easy-to-manage optical networks. Our dense wavelength division multiplexing, or DWDM, and course wavelength division multiplexing, or CWDM, platforms can be used in both metropolitan and regional network applications. DWDM and CWDM technology allows many optical signals to be transmitted simultaneously on the same optical fiber by using different wavelengths of light to distinguish the signals. This technology increases optical network capacity and flexibility.

         Our comprehensive suite of optical networking interfaces and optical access multiplexers allow us to also address broadband applications in the optical access market including data center fail-over recovery, storage area networking and internet connectivity applications. In addition, our CWDM product is a lower cost, entry level solution that can be used for enterprise and carrier customer access that complements our DWDM product line. Multiplexing is a process that combines a number of lower speed data transmissions into one high-speed data transmission.

         We also have two powerful network management solutions for our DWDM product line. Addressing all key management aspects - fault, configuration, performance, and security - these systems conform to North American and international standards and are simple to learn and use. We have a robust, carrier-class management system that offers broad functionality, including equipment/facilities management, fault management, performance monitoring, security control, alarm filtering, and remote download. We also have an enterprise network management solution that provides an intuitive graphical interface and covers operations, administration, maintenance, and provisioning functionality for our DWDM networks.

         We currently have an installed base with over 20 communications service providers and system integrators worldwide, including AT&T Broadband, now Comcast Corporation, Deutsche Telekom, Cox Communications, United Pan-Europe Communications, El Paso Global Networks and Edison Carrier Solutions.

Understanding Our Market

         Definitions of technical terms used throughout this document can be found at the end of this Item 1.

Rapid Growth in Bandwidth Demand

         Fueled by the growth of the Internet, the volume of data traffic transmitted across telecommunications networks now exceeds voice traffic. The growth of data traffic is attributable to increased Internet usage, increased access speeds and greater use of bandwidth intensive applications. Bandwidth means the capacity to move information down a communications channel. Bandwidth is defined by the highest data rates that can be transmitted by that channel and is commonly measured in bits per second. According to Ryan, Hankin & Kent, Internet traffic is projected to increase at a rate exceeding 40% per year for the next five years.

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

         DWDM and CWDM technologies are more flexible, more efficient and more scalable networking alternatives for meeting the growing demand for bandwidth and new broadband services. Broadband means technologies or networks that have the ability to transmit high data rates. DWDM means dense wavelength division multiplexing, which is a sophisticated opto-electronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber. SONET means a transmission protocol for high-speed transmission over fiber optic cable, which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute. SDH means Synchronous Digital Hierarchy, which is transmission protocol for high-speed transmission over fiber optic cable published in 1988 by the Consultative Committee for International Telegraph and Telephony. It is a transmission protocol used outside the United States that is similar to SONET .

         DWDM networks for long-haul applications were the first to be deployed, and optical solutions specifically designed to address the challenges faced by metropolitan markets have significantly lagged in deployment. Accordingly, metro networks are considered to be traffic bottlenecks in the fast and efficient transmission of data.

Enhanced Competition in the Service Provider Market

         Worldwide deregulation in the telecommunications industry has led to an increase in the number of service providers seeking to address the growing demand for bandwidth. In the U.S. and internationally, traditional service providers such as incumbent local exchange carriers (ILECs), inter-exchange carriers (IXCs) and post, telephone and telegraph companies (PTTs) are seeing new entrants in the broadband networking market seeking to capitalize on the growing demand for bandwidth. A number of competitors to these incumbents are building new data-centric networks to address the present bandwidth bottlenecks in the metropolitan markets, including utilities and cable television companies which are upgrading their current networks and are leveraging existing investments in fiber optic infrastructure to deliver high-speed data services in both the local and regional markets. This enhanced competition in the carrier and service provider markets is driving increased capital expenditures on network infrastructure that is focused on delivering scalable high-speed data services in a cost efficient manner.


Network Topography

         The following describes each of the network segments within the optical network hierarchy:

          o Long-haul networks are high capacity networks that connect service providers and carry voice and data across large geographic regions, typically spanning distances up to 4,000 kilometers. Long-haul networks are relatively simple networks, built around SONET/SDH technology and are primarily designed only to satisfy service provider long haul network capacity requirements.

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

          o Access networks connect enterprises or traffic aggregation nodes, in multiple locations throughout metropolitan areas, to service providers' central offices or connect different end-user locations to each other. In order to efficiently use the optical network, optical access devices aggregate traffic from end users into wavelengths or wavelength bands for transport across telecommunications networks. Because access networks must support the varying demands of end users, these networks tend to be very complex.

Metropolitan area optical network opportunity

         Although optical technologies are being deployed in long-haul networks to relieve capacity constraints, these solutions are not specifically designed to address the issues inherent in metropolitan and regional optical networks. Data is normally mapped into the voice multiplexing hierarchy for transport over the long-haul network. Metropolitan optical networks are characterized by varying traffic patterns and protocols as well as varied topologies and end-user requirements, making them more complex and difficult to manage than long haul networks. As a result, service providers have only recently begun to exploit the benefits of optical technologies in metropolitan optical networks.

         The optical networking market has seen a substantial downturn in 2002 from 2001 levels. The metro WDM market, which was expected to increase, has also experienced a slowdown as capital spending has declined throughout the telecommunications industry. While we believe that the metro WDM world-wide market will grow significantly in the years to come, such growth is not likely to occur until capital spending resumes in the markets we serve, and we are unable to assess at present when this might take place. According to industry analysts, including Ryan, Hankin and Kent and others, the metro WDM market in 2001 was about $1.2 billion worldwide and is expected to grow to $3.6 billion by 2005.

Regional optical network opportunity

         In addition to the metropolitan market, recent engineering enhancements have permitted the use of DWDM networking platforms for regional optical networking applications. This development opens up the opportunity to address a portion of the substantial long haul market. In some regions, e.g., Europe, regional solutions apply to the majority of the networks installed. Industry researchers recently started looking at reclassifying the regional market opportunity, although statistical data for this market are not available.

Specific challenges facing metropolitan optical networks

         Service providers face numerous specific challenges in addressing metropolitan and regional optical networks:

          o Scalability Limitations. Originally constructed for voice traffic, the current network infrastructure based on SONET/SDH technology does not allow for the network efficiencies necessary to address the shift to a predominantly data-driven network. Due to its inherent lack of scalability, the current network infrastructure may require service providers to undertake the expensive and tedious process of replacing network equipment or adding new layers of similar equipment in response to changes or increases in bandwidth demand. Alternative approaches to WDM are being developed by other vendors to address the scalability of the SONET/SDH networks. These nonstandard solutions are called next generation SONET/SDH and can minimize the wasted bandwidth of legacy SONET/SDH. While these solutions allow carriers to combine voice and data on the same network, such solutions do not, however, expand the amount of bandwidth available and are, therefore, unable to accommodate the need for large amounts of bandwidth.

          o Need to Support Multiple Protocols. Metropolitan optical networks are characterized by a wide variety of protocols. The inability to support multiple protocols and services from a single platform further increases the cost and complexity of the metropolitan networks. Alternative approaches to WDM are being developed by other vendors to address the requirement for support of multiple services. These nonstandard solutions are called multi-service provisioning platforms. These solutions generally carry out protocol conversions and are much more complex than WDM solutions.

          o Market Downturn. Virtually all telecom related market segments have suffered a decline in demand in the current economic downturn. What was once viewed as only a long-haul decline in market demand has now affected the regional and metropolitan networks as both enterprise and carrier business have cut back capital spending. Although we expect that demand in the regional and metropolitan markets will be strong in future periods, there are no assurances that capital spending will resume within this sector in the near term.

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

          o Difficulty of Network Management. Multiple protocols and services, coupled with the lack of standards that exist in metropolitan optical networks, make network management functions, such as performance monitoring and configuration, exceedingly difficult. Lack of a robust network management platform further adds to the cost and complexity of metropolitan optical networks.

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

Our Solutions

         Our solutions feature products designed to specifically address the shortcomings of legacy SONET/SDH networks and to facilitate offering new services throughout metropolitan and regional optical networks. We enable our customers to meet the rapidly growing demand for bandwidth by offering end-to-end metropolitan and regional optical networking solutions for the aggregation, transport and management of traffic. Our current products, including our GigaMux'r' DWDM transport system, our EPC'TM' sub-rate multiplexing modules, our JumpStart'TM' CWDM transport system, as well as the network management product line that includes GigaView, TeraManager'TM' and TeraConfigurator'TM', are specifically designed to meet the unique requirements of the metropolitan and regional markets.

         Our optical networking solutions offer numerous benefits including:

          o Cost Effective Entry-Level Access Solution. Our Jumpstart CWDM platform allows low cost multiplexing of up to four wavelengths carrying a mix of protocols and signals for access applications. CWDM means coarse wavelength division multiplexing, which is a sophisticated opto-electronics technology that uses multiple wavelengths of light to increase the number of video, data or voice channels of information that can be sent on a single optical fiber.

          o Scalable Architecture. We have created an optical networking solution that simultaneously transmits voice, data, and video over optimized fiber channels. The modular architecture of our solution enables service providers to incrementally expand capacity as their bandwidth needs increase. This simple, scaleable, and functional solution solves short and long-term service provider problems, which enhances their ability to reduce costs and offer value-added services. For example, a service provider can begin deployment with a single channel and later expand up to 64 channels, providing up to 640 gigabits per second, or Gbps, of transmission capacity without interrupting existing traffic. A fiber channel is a serial data transfer architecture standard conceived for new mass storage devices and other peripheral devices that require very high bandwidth connections. Bit rates for fiber channels are either 1.06 Gbps or
               2.1 Gbps.

          o Protocol and Signal Transparency. Our suite of solutions transports a mix of protocols and signals, including SONET/SDH, Asynchronous Transfer Mode (ATM) over SONET, Internet Protocol
               (IP) over SONET, Gigabit Ethernet, Fibre Channel and Enterprise System Connectivity in their native formats over numerous wavelengths in the same fiber. This transparency provides operational simplicity in that the service provider can offer networking connectivity without having to worry about protocol conversions. This is particularly important in metropolitan areas where multiple protocols are utilized and data transmission rates change often. The transparency of our solution eliminates the unnecessary conversions from optical to electrical and back to optical, as well as eliminates several layers of equipment that would otherwise be required in the transport and switching of traffic, thus reducing network complexity and signal latency.

          o Protocol Aggregation. Our EPC'TM' optical access multiplexer aggregates traffic, of varied rates utilizing a wavelength per direction of transmission, from businesses and network points of presence for transport throughout optical networks. This aggregation allows better utilization of wavelengths and lowers capital expenditures of telecom service providers by reducing investments in excess network capacity.

          o Manageability. The design of our end-to-end optical networking solution will allow service providers to perform network management from a single platform with our TeraManager'TM' product. This intelligent optical network element management software platform provides fault, configuration, performance, and security management utilizing an easy-to-use graphical user interface that allows point and click network provisioning and monitoring.

          o Regional optical transport. Our solution permits service providers to expand beyond the confines of metropolitan networks using the same platform for metropolitan and regional applications. Regional networks can now be built using the lower cost solutions developed for the metropolitan environment

Our Strategy

         Our objective is to become a leading supplier of intelligent optical networking solutions for metro and regional applications worldwide. The key elements of our strategy are to:

          o Enhance and complete our metropolitan/regional optical networking solutions

         We intend to continue to enhance our existing family of metropolitan and regional optical networking products and to introduce new products that increase the functionality of our end-to-end optical solution. We introduced TeraManager'TM' and TeraConfigurator'TM' in our management solution portfolio in fiscal 2003. We also introduced JumpStart'TM', our CWDM solution, in fiscal year 2002. The combination of our GigaMux'r' optical transport products, with the EPC'TM' sub-rate multiplexer, the JumpStart'TM' CWDM, and TeraManager'TM', our carrier class network management product, creates an intelligent all-optical transport solution.

          o    Leverage our engineering leadership

         We intend to leverage our engineering expertise in the areas of optical, mechanical, electrical and network management design to continue to provide leading end-to-end metropolitan and regional optical networking systems and to expand our market share. We believe we were the first company to commercially ship a metropolitan optical networking product using DWDM technology. As of January 31, 2003, we had a skilled team of 29 engineers that continually focus on developing products for the metropolitan and regional optical transport market. We believe that our technological leadership has been the key to our success and will enable us to rapidly develop new product offerings and end-to-end optical solutions for the metropolitan and regional markets.

          o Allow our customers to leverage their fiber assets by offering revenue-generating services

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

          o    Aggressively pursue expense reduction initiatives

         We plan to aggressively pursue cost reduction initiatives to bring our expenses in line with current and future anticipated revenues. Such reductions may affect the size of our workforce, and may require decreasing our operating expenses and capital spending. During the past two fiscal years we have concentrated on implementing initiatives that have lowered our operating costs and anticipate the need for continued cost reductions if sales volume does not increase in the near future.

          o    Maintain our sales, service and support
               organizations worldwide

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

         GigaMux'r' - DWDM Optical Transport

         Our GigaMux'r' optical transport product utilizes DWDM technology to expand the capacity of new and existing fibers and enable traffic to travel throughout metropolitan optical networks without optical to electrical to optical conversions at each intermediate node. Our GigaMux'r' features wavelength translation, wavelength multiplexing, optical amplification, optical add-drop multiplexing, protection switching and performance monitoring. The scalable and modular architecture of our GigaMux'r' product enables service providers to easily and cost-effectively expand their existing networks as bandwidth requirements increase. GigaMux'r' can simultaneously transport multiple protocols bi-directionally over one or more fibers, which reduces the cost and complexity of the network.

         Our GigaMux'r' product is Network Equipment Building Standards, or NEBS, level III certified. As of January 31, 2003, we have shipped our GigaMux'r' product to over 20 direct carrier customers or resellers worldwide. Our GigaMux'r' product includes the following key features:

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

         Our EPC'TM' products include the following key features:

          o Support for asynchronous or synchronous (SONET/SDH) time division multiplexing of data

          o    Provisionable bit rates and protocol and overhead transparency

         JumpStart'TM' -- CWDM Transport

         JumpStart is our entry level solution for multiplexing up to 4 bi-directional data channels using coarse wavelength division multiplexing technology on a single fiber. The product is very compact and can be stacked to provide additional capacity -- 4 channels per fiber.

         TeraManager'TM' -- Element Management System

         TeraManager'TM' is our TL1-based intelligent element management software platform that provides fault, configuration, performance and security management for all the Sorrento networks products and for networks built with such products. Service providers can operate our network management platform through an easy-to-use graphical user interface, which gives users a complete network view and enables point and click provisioning and monitoring.

         Our TeraManager'TM' product includes the following features:

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

         Our customers generally fit the following customer profiles:

          o Wholesale Network Providers -- these customers provide wavelength and broadband services to communication service providers and include telecommunication carriers, cable companies and utilicoms.

          o Managed Services Providers -- these customers provide wavelength and broadband services to enterprises and include telecommunication carriers, cable companies, utilicoms and Internet Service Providers.

          o System Integrators -- companies that specialize in providing turnkey networking solutions for enterprise networks and applications such as data-center connectivity and storage area networks.

          o Major Enterprises -- major enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include industrial corporations, government agencies, and utilities.

          o Small and Medium Businesses -- these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

         During fiscal 2003, the majority of our sales were to relatively few customers, and we expect this customer concentration to continue for the foreseeable future. For fiscal 2003, we shipped our optical networking products to a total of 23 customers worldwide. Three customers, AT&T Broadband, now Comcast Corporation, Cox

Communications and Deutsche Telekom each represented more than 10% of our net sales for fiscal 2003 and for fiscal 2002.

Key Relationships

         We have entered into long-term agreements with some of our customers and strategic allies, including:

         AT&T Broadband Network Solutions (Now Comcast Business Communications)

         In February 2000, we entered into a strategic alliance agreement with AT&T Broadband Network Solutions (now Comcast Business Communications, or AT&T Broadband. Under the terms of this agreement, we and AT&T Broadband agreed to negotiate in good faith concerning the implementation of a number of joint sales and marketing initiatives. AT&T Broadband also agreed to help introduce our technology to individuals at other AT&T divisions and to provide feedback concerning our products' performance. The initial term of this agreement expired in February 2002 and was automatically renewed for an additional one-year term in February 2002 and in February 2003. Similar automatic renewals will occur in each succeeding February. Either we or AT&T Broadband may terminate the agreement for any reason upon ninety days notice. In addition, we concurrently entered into an equipment purchase agreement. The equipment purchase agreement expired in February 2002 and was automatically renewed for an additional one-year term in February 2002 and in February 2003. Similar automatic renewals will occur in each succeeding February. Either we or AT&T Broadband may terminate the agreement for any reason upon ninety days notice. We started shipping our products to AT&T Broadband in the second quarter of fiscal year 2001.

         In November 2002, we entered into a separate exclusive supplier agreement with AT&T Broadband. Under this agreement, we become AT&T Broadband's exclusive supplier, subject to certain exceptions, of dense and course wavelength division multiplexing equipment that AT&T Broadband uses to provide UFO Communications, Inc., a private service provider, with certain services on certain AT&T Broadband networks. The initial term of this agreement is five years and continues after the initial term until either party gives 90 days written notice terminating the agreement.

         UFO Communications, Inc.

         In November 2002, we entered into an exclusive supplier agreement with UFO Communications, Inc., or UFO. Under this agreement, we become UFO's exclusive supplier of dense and course wavelength division multiplexing equipment, subject to certain exceptions, for networks owned, leased or operated by UFO. The initial term of this agreement is five years and can be renewed at any time by the written agreement of both parties for additional terms of one year or longer.

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

Sales and Marketing

         Our sales effort is currently focused on North America, Europe and Asia. As of January 31, 2003, our sales and marketing organization included 39 employees, including account managers, sales engineers, support personnel, product managers and marketing personnel. In North America, Europe and Asia, we sell our products through our direct sales force as well as through system integrators. Our international direct sales force is located in the United Kingdom, France, Belgium, Germany, Singapore and China.

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

Engineering, Research and Development

         We have assembled a team of highly skilled engineers with extensive experience in the fields of optical, mechanical, electrical and network management design. We believe that our success in introducing DWDM optical technology for use in the metropolitan and regional markets was a result of our strength in research and development. As of January 31, 2003, 29 employees were engaged in engineering, research and development efforts. Our research and development efforts are focused on new product development as well as enhancing performance and reliability of our existing products. We believe that our research and development efforts are key in maintaining technical competitiveness, delivering innovative products, and addressing the needs of the regional and metropolitan market.

         Our engineering, research and development expenses were $9.0 million, $13.7 million and $23.9 million for the years ended January 31, 2003, 2002 and 2001, respectively. The decrease in our engineering, research and development expenses was primarily due to headcount reduction and product rationalizations under our cost reduction program.

Manufacturing and Quality

         We outsource the manufacturing of our products. We design our products and perform system integration, quality control, final testing and configuration at our San Diego, California location. Our San Diego facility is ISO-9002 certified and we have begun the process of becoming ISO9000/2000. By meeting such standards, we assure our customers that we meet internationally recognized standards for quality, customer care and sound management practices. We believe that outsourcing our manufacturing allows us to conserve working capital, flexibly respond to changes in market demand and more quickly deliver products to our customers.

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

Patent, Trademarks and Licenses

         We currently hold approximately 36 patents and have several patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future. We also have licensed and may in the future license technologies from other companies on a non-exclusive basis. For example, our CWDM product incorporates technology purchased from Entrada Networks, Inc., our former affiliate, that we then enhanced to complete a commercially feasible product.

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

Working Capital Practices

         We have historically maintained high levels of inventories to meet output requirements of our customers and to ensure an uninterrupted flow of inputs from suppliers. It is not our standard policy to grant customers the right to return merchandise that performs according to specifications. Typical payment terms require payment within thirty to sixty days from the date of shipment.

         We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. From time to time we receive financial instruments such as letters of credit for payments for international customers. At January 31, 2003, accounts receivable due from AT&T Broadband, Cox Communications, DeltaNet and iNOC accounted for 31%, 16%, 19% and 30% respectively, of net receivables.

Our Backlog

         At January 31, 2003, we had backlog that totaled over $5.0 million compared to slightly over $200 thousand at January 31, 2002. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore may never be calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without a significant penalty.

Competition

         The market for optical networking equipment is extremely competitive and subject to rapid technological change. We expect competition to continue to be significant in the future. Our primary competitors in the DWDM market include vendors of optical networking and infrastructure equipment such as Nortel Networks, CIENA Corporation, Cisco Systems, and Lucent Technologies, as well as private companies that have been or will be focusing on our target markets. Our primary competitors for our CWDM products include Adva AG Optical Networking, and CIENA Corporation. Many of our competitors have significantly greater financial resources and are able to devote these greater resources to the development, promotion, sales and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, including relationships with our potential customers. We believe each of our competitors has optical networking products in various stages of development.

         We believe the principal competitive factors in the optical networking market are:

          o   product performance, features, functionality and reliability;

          o   price/performance characteristics;

          o   timeliness of new product introductions;

          o   relationships with existing customers;

          o   service, support and financing; and

          o   financial stability and strength of company.

         We believe our products compete favorably with our competition within our marketplace.

         The competitors for Meret's legacy products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies.

         Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors will not have a material adverse effect on our business, operating results and financial condition.

Environmental Compliance

         We are required to file environmental compliance reports with the Federal Food and Drug Administration regarding the emissions levels of our laser-based products, which are used in fiber optics communications. All of our products comply with required safety level standards.

Employees

         As of January 31, 2003, we had 115 employees of which 29 were in engineering, research and development, 39 in sales and marketing, and the remainder in manufacturing and in general and administrative functions. Of the 29 employees in research and development 15 have masters degrees and 11 have doctorate degrees. We also employ a number of part-time and temporary personnel from time to time in various departments. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees are covered by a collective bargaining agreement and we believe that our relations with our employees are good.

Forward-Looking Statements -- Cautionary Statement

       All statements other than statements of historical fact contained in this Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: our ability to consummate our proposed capital restructuring; our ability successfully to finance our current and future needs for working capital; our ability to keep our common stock listed on the Nasdaq Stock Market; our ability to successfully develop, sell and market our optical networking and other products; our expectations concerning factors affecting the markets for our products, such as demand for increased bandwidth; the scope and duration of the economic slowdown currently being experienced by many of our existing and prospective customers; our ability to compete successfully with companies who are much larger than we are and who have much greater financial resources at their disposal; our ability, or failure, to complete strategic alliances and strategic opportunities such as sales or spin-offs of subsidiaries or business units on terms favorable to us for reasons either within or outside our control; changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

       The telecom industry has experienced a significant downturn in the past year and continues to stay at a low capital spending level for carriers with whom we depend upon our revenues. Current world turmoil, economic uncertainty and an equity market that is essentially closed or extremely difficult to raise new capital, could cause our future revenues to decrease. A significant downturn in our revenues would drain our existing working capital and have a very negative impact on our stock price. In addition, we would be faced with the need to raise additional working capital of which there is no certainty would be available.

       In order to continue to support planned operations, enhance and expand our product offerings and to penetrate additional market share in the regional and metropolitan marketplace we will need additional funds in the future. If we are unable to obtain new investment, we will have to reduce or cease operations, or attempt to sell some or all of our operations or to merge with another entity.

       The continued development of our products as well as the expansion of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital is not sufficient to meet these expansion plans. Potential sources of additional funds include public or private offerings of equity securities and bank lines of credit. Additional financing may not be available on terms favorable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate certain product development programs, or attempt to merge with another entity or otherwise reduce our existing operations or cease operations. We also expect that, as a result of the slowdown in capital spending in the telecom industry, we will need to continue to reduce our expenses in the future to bring them in line with reduced revenues in order to conserve our financial resources. Moreover, without adequate financing, potential customers who otherwise would select our products to purchase may decide to buy from other vendors who they perceive to have greater financial stability.

       On March 6, 2003, we, SNI, and the holders of our outstanding 9.75% debentures and Series A Preferred Stock executed an Exchange Agreement, pursuant to which we have agreed to exchange the outstanding 9.75% debentures and Series A Preferred Stock for shares of our common stock and new 7.5% debentures in an aggregate principal amount of $13.1 million. The closing of the restructuring transaction will occur as soon as is practicable after we receive shareholder approval of the exchange and related transactions, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement. We currently expect the closing to be on or about May 21, 2003.

         An aggregate of approximately 10,440,000 shares of our common stock will be issued at the closing of the restructuring transaction or will be issuable upon conversion of the new 7.5% debentures. The new 7.5% debentures that will be issued in the restructuring transaction, excluding the debentures to be issued to certain Series A stockholders for certain legal fees, will be convertible into between approximately 1,034,000 and approximately 3,101,000 shares (representing approximately 8.75% and 26.25% respectively of our shares outstanding on a diluted basis), depending on the conversion price. The new 7.5% debentures that will be issued to certain Series A stockholders for certain legal fees will be convertible into approximately 100,000 shares, depending on the conversion price. The conversion price of the new 7.5% debentures will depend upon the closing price of our stock prior to the closing of the restructuring transaction. Because we will not know the conversion price until shortly before closing the restructuring transaction, we cannot now determine the precise number of shares of our common stock that will be issued to the holders of the outstanding 9.75% debentures and Series A Preferred Stock at the closing of the restructuring transaction and the precise number of shares of our common stock that will be issuable upon conversion of the new 7.5% debentures. "Diluted basis" is a concept that is used in the Exchange Agreement, and means the total number of shares of our common stock issued and outstanding immediately after the closing of the restructuring transaction, after giving effect to (i) the issuance of shares of common stock as part of the restructuring transaction, (ii) shares of our common stock issuable upon conversion of $12.5 million principal amount of the New Debentures, and (iii) shares of our common stock issuable upon exercise of the New Warrants. "Diluted basis" does not give effect to (i) the shares of our common stock issuable under the 2003 Equity Incentive Plan, (ii) shares of common stock issuable upon conversion of the Fee Amount Debentures, (iii) shares of our common stock issuable upon conversion of our Series D Preferred Stock, and (iv) shares of our common stock issuable upon exercise of existing options or warrants.

         We are in the process of restructuring both our Senior Convertible Debentures of $32.2 million and Series A Preferred Stock issued by our subsidiary Sorrento Networks Inc., with a payback obligation of $48.8 million from that subsidiary. If approved by our shareholders, the proposed restructuring would result in the exchange of our outstanding Senior Convertible Debentures Due August 2, 2004, and associated warrants, (together, the "Outstanding Debentures"), and shares of the Series A Preferred Stock issued by our subsidiary, Sorrento Networks, Inc. (the "Series A"), into shares of our common stock and an aggregate principal amount of $12.5 million (the "Exchange Debentures") of new 7.5% Secured Convertible Debentures (the "New Debentures"). We will also issue $600 thousand aggregate principal amount of New Debentures (the "Fee Amount Debentures") to some of the holders of the Series A Preferred Stock for payment of certain legal fees. In order to effect the proposed restructuring, our shareholders must vote to approve the exchange transaction and the issuance of new shares of our common stock and new convertible debentures, a change in our state of incorporation from New Jersey to Delaware, and the adoption of a new employee equity incentive plan.

         The restructuring is being done for several reasons. The primary reason is to allow us to restructure our approximately $81 million in obligations due to the holders of the Outstanding Debentures and Series A obligation. We believe that the successful restructuring of these obligations into common equity and a much smaller amount of convertible debentures will strengthen our balance sheet, allow us to compete more effectively in our industry, permit us to meet the minimum equity requirements for our principal trading market, Nasdaq, and allow us an opportunity to raise additional working capital in the future. In addition to the restructuring of our debt obligations, we plan to simplify our corporate structure by rolling-up and merging various subsidiaries into one principal corporation, although this may not happen until after the consummation of the financial restructuring. This simplification of our corporate structure should enable us to continue to improve our cost reduction efforts in an industry that has experienced severe revenue and capital expenditure reductions. There is no certainty the proposed restructuring will be approved by our shareholders. Further, because of certain provisions in the Exchange Agreement that govern the terms and conditions of the restructuring and closing, there is the possibility that the Debenture Holders or Series A Preferred Stock could elect not to close on the transaction, even after we have gained shareholder approval and incurred significant costs associated with the proposed restructuring. If the restructuring does not close, we would likely be forced to seek protection from the large liabilities that would become due if defaults under our Debenture Agreements were triggered.

         As part of our proposed restructuring the lawsuits and pending litigation with the Series A shareholders issued by our Subsidiary Sorrento Networks, Inc. our subsidiary have been stayed until completion of the proposed restructuring.

The Series A Preferred Stock issued by our Sorrento Networks, Inc. subsidiary ("SNI"), and a preliminary injunction obtained by some of the holders of that stock, could have a material adverse effect on our ability to raise the capital that we need.

         Certain holders of SNI's Series A preferred stock obtained a preliminary injunction in September 2001 from the Delaware Court of Chancery, which was affirmed by the Delaware Supreme Court in January 2002. The injunction prohibits SNI from issuing additional shares of Series A preferred stock and from incurring debt without the consent of the holders of a majority of the outstanding shares of Series A preferred stock. As part of our proposed restructuring the lawsuits and pending litigation with the Series A Shareholders have been stayed until completion of the proposed restructuring. However, should the restructuring not occur, the stay will not continue in effect. The Court of Chancery would then decide whether to make this injunction permanent at a trial that is not currently scheduled. We cannot predict the outcome of that trial, if it occurs. The injunction against SNI, our principal operating subsidiary, issuing Series A preferred stock, makes it very difficult to fund SNI as its business operations require. We, however, have the right to make such capital contributions to SNI to fund its operations as the Board may deem necessary. Capital contributions do not increase our ownership interest in SNI, but rather increases the basis of our ownership interest. The Board has authorized capital contributions to be made when necessary to fund the SNI operations, but there can be no assurance that our Board will continue to authorize such contributions in the future should other funding methods continue to be unavailable. In addition, our Exchange Agreement with our Convertible Debenture Holders and Series A shareholders place certain restrictions on funding SNI until completion of the restructuring.

         The redemption rights of the Series A Preferred Stock of SNI, and limitations on funding SNI could have a negative impact on our business.

         In April 2001, holders of the Series A Preferred Stock exercised their right to ask SNI to redeem their shares for approximately $49 million in cash. Such request can only be paid from lawfully available funds of which SNI has none available and would normally be generated from operating profits of the business. SNI does not foresee any such profits in the near future. While the Series A shareholders have agreed to the proposed restructuring, there is no assurance the restructuring will close. Such uncertainty could impact the business negatively on both a short and long-term basis.

         If the proposed restructuring agreement is approved by the shareholders and completed, all pending legal actions relating to the Series A will be dismissed. If the restructuring is not completed, we will be forced to consider an alternative plan of reorganization. (Please refer to Item 3. Legal Proceedings, for more information).

We may not be able to obtain the additional financing we anticipate we will need in the near future to continue our business.

         We will need additional funds to support operations in the near future in order to continue to enhance and expand our product offerings and to increase our market share in the regional and metropolitan marketplace. If we are unable to obtain new investment, we may have to reduce or cease operations, or attempt to sell some or all of our operations or to merge with another entity. We cannot be sure that we will be able to obtain this new financing.

         The further development of our products as well as the expansion of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will likely require the commitment of substantial funds. Our existing working capital is not likely to be sufficient to meet these expansion plans. Potential sources of additional funds include public or private offerings of debt or equity securities, bank lines of credit or extensions of existing arrangements by us. Additional financing may not be available on terms favorable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate certain product development programs, or attempt to merge with another entity or otherwise reduce or cease operations. We also expect that, as a result of the slowdown in capital spending in the optical networking and telecommunications industries, we will need to continue to reduce our expenses in the near future to bring them in line with reduced revenues in order to conserve our working capital. Moreover, without adequate financing, potential customers who otherwise would select our products to purchase may decide to buy from other vendors whom the customers perceive to have greater financial stability.

We have a history of losses and expect to incur future losses.

         We have incurred operating losses during the years ended January 31, 2003, 2002 and 2001 of $31.3 million, $37.2 million and $50.4 million, respectively, and as of January 31, 2003, we had an accumulated deficit of $187.5 million. We expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large expenses in the areas of sales and marketing, research and development, manufacturing, and general and administrative expenses that are not covered by our current sales volume and resulting gross margin. Currently, the majority of revenues are from shipments of our optical networking product lines. In order for us to become profitable, we will need to generate and sustain higher revenue, improve our gross margins on products while maintaining reasonable expense levels.

Our history of losses and future losses could have an impact on our ability to finance our business and risk our ability to continue operating.

         We have incurred significant losses and may incur significant losses in the future. Such losses could cause our equity balance to fall below necessary levels even after the restructuring so that we would again be in violation of minimum listing requirements for our publicly traded stock on the Nasdaq National Market, which could cause significant decline in shareholder value and stock price.


If Nasdaq delists our common stock from the Nasdaq National Market, the market liquidity for our common stock could be severely and adversely effected.

         On September 18, 2002, the Nasdaq Stock Market informed us that we were not in compliance with its listing maintenance standards regarding minimum net tangible assets or minimum shareholder's equity. We believe that if our capital-restructuring plan is approved by our shareholders and is consummated, we will regain compliance with Nasdaq listing standards. However, on January 23, 2003, the Nasdaq staff determined that our stock should be delisted from Nasdaq because of concerns regarding the length of time it was taking to complete the restructuring transaction, and about our ability to remain in compliance for a long enough period of time even if the restructuring transaction was completed. We appealed this determination to a Nasdaq Listing Qualifications Panel, and our stock remains listed on Nasdaq pending the decision of the Panel.

         On March 6, 2003 we presented before the Nasdaq Panel our reasons for requesting an extension of time to complete our restructuring plans.

         On April 4, 2003, the Panel issued a decision extending until May 16, 2003, our time to demonstrate compliance with the minimum shareholder equity standard. As our current plan is to close the capital restructuring, subject to shareholder approval, on or about May 21, 2003, we are asking the Panel for a short extension of the May 16 deadline. While there can be no assurance that the Panel will grant this extension, our understanding is that Panels customarily grant such short extensions under circumstances such as these.

         If our stock is delisted from Nasdaq, the ability of holders of our common stock to sell our stock could be adversely affected, our ability to secure future funding might be severely impacted, and there could be a material adverse effect on our financial condition. If we are not successful in the restructuring we will be delisted from Nasdaq, this delisting would constitute a triggering event that would allow our debenture holders to request accelerated payment of their debentures at 125% of the face value. If such an event were to occur, we would not have the financial resources to repay such a request, thus resulting in a default under the debenture agreement.

If our common stock is delisted from the Nasdaq market system, it may be subject to the "penny stock" regulations, which may affect the ability of our shareholders to sell their shares.

         Regulations of the SEC define "penny stock" to be any non-Nasdaq equity security that has a market price as therein defined of less than $5.00 per share or which has an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of any penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure of our commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Your percentage of ownership and voting power, and the price of our common stock may decrease because we may issue a substantial number of shares of common stock, or securities convertible or exercisable into our common stock.

         We have the authority to issue up to 7.5 million shares of our common stock and 2.0 million shares of our preferred stock without shareholder approval. We may also issue additional warrants and options to purchase shares of our common stock. These future issuances could be at values substantially below the price paid for our common stock by current shareholders. We may conduct additional future offerings of our common stock, preferred stock, or other securities with rights to convert the securities into shares of our common stock, which may result in a decrease in the value, or market price of our common stock. Further, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the shareholders and may adversely affect the voting and other rights of holders of common stock.

Our industry is highly competitive, and we may not have the resources required to compete successfully.

         The market for optical networking equipment is extremely competitive. We expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as CIENA Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, and ADVA AG Optical Networking as well as private companies that have been or will be focusing on our target markets. The competitors for Meret's legacy products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Our competitors also may have more extensive customer relationships than us, including relationships with our current and potential customers. If we are unable to compete successfully against our current and future competitors, we could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm our business.

         Our business may be seriously harmed if the market for optical networking products in metropolitan and regional areas does not see a recovery from the downturn in telecom capital spending and develop as we expect.

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

         Strategic alliances and long-term contracts are an important part of our effort to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband, now Comcast Corporation, UFO Communications, Inc. and Looking Glass Networks. In addition we have a long-term contract with Cox Communications. We cannot be certain that our existing alliances and long-term contracts will not be cancelled or that we will be able to enter additional strategic alliances on terms that are favorable to us. With the exception of two agreements we recently entered into with TCI Network Solutions, Inc., d/b/a AT&T Broadband Network Solutions, and UFO Communications, Inc., our agreements to date with our strategic allies are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis. These agreements are generally short term, have no minimum financial commitments on either side and can be cancelled without significant financial consequence. In addition, we cannot be certain that our existing and any future strategic alliances will be successful. As we expand internationally, we will increasingly depend upon distributors and system integrators. Our ability to grow and be profitable may be seriously harmed if we fail to establish and maintain strategic alliances, long-term contracts and relationships with distributors and system integrators. Our five-year agreement with AT&T Broadband Network Solutions provides that we will be AT&T Broadband Network Solutions' exclusive supplier, subject to certain exceptions, of dense and course wavelength division multiplexing equipment. We also recently contracted with UFO to be its exclusive supplier of equipment, subject to certain exceptions, for networks owned, leased or operated by UFO.

We rely on a small number of customers for most of our revenues and any loss, cancellation, reduction or delay in sales to, or collections from, any single customer could seriously harm our business.

         Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for most of our net sales. For the fiscal year ended January 31, 2003, five customers accounted for 84% of net sales, during the fiscal year ended January 31, 2002, five customers accounted for 62% of net sales and in fiscal year 2001 five customers accounted for 44% of our net sales. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. We currently do not have any long-term purchase commitments with any of our customers, and we are subject to the varying purchase cycles of our customers. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. The loss or delay of orders or slow or non-payment from, any of our largest customers could adversely impact our business.

Our backlog at any point may not be a good indicator of expected revenues.

         Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified times which are typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have caused an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

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

         If our customers and potential customers do not adopt, purchase and successfully deploy our GigaMux'r',EPC'TM', TeraManager and JumpStart products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Because the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro and regional networks, in particular.

If we are not able to develop and commercialize new or enhanced products, our operating results and competitive position will be seriously harmed.

         Our growth depends on our ability to successfully fund and develop new and enhanced products. The development of new or enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. Our next generation of transport and network management products is currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis, or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products, complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete software validation, and demonstrate systems interoperability.

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

         We use contract manufacturers to manufacture and assemble some of our products in accordance with our specifications. We currently have three U.S.-based contract manufacturers. We do not have long-term contracts with any of them, and none of them is obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that we and our customers require.

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

         Our industry has experienced significant erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, and new product introductions by our competitors or other factors. Such reduced sales prices require us to reduce our costs in order to maintain or improve our existing gross margins. If we are unable to achieve sufficient cost reductions and increases in sales volumes, the decline in average selling prices will reduce our gross margins and revenue.

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

         Any claims of infringement on the intellectual property rights of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property, obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all, or redesign those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed. However, we intend to vigorously protect our intellectual property against all material challenges.

If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.

         We have been licensing, and may be required to, license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. If we are required to obtain any third-party licenses to develop new products and product enhancements, we could be required to obtain substitute technology, which could result in lower performance or greater cost, either of which could seriously harm the competitiveness of our products.

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

         Our business has experienced wide fluctuations in sales volume from quarter to quarter, which places a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing processes and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. If we fail to effectively manage our growth and address the above requirements, our ability to pursue business opportunities and expand our business could be harmed.

Our stock price may be volatile which may affect your ability to sell shares at or above the offering price or result in securities litigation against us.

         The stock market in general, the Nasdaq Stock Market and the stock of optical networking companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to a company's operating performance. We expect the price of our common stock to fluctuate. The offering price may not be indicative of the prices that will prevail in the public market after the offering. The trading price of our common stock could fluctuate in response to factors including those described elsewhere in the prospectus and:

          o    General market conditions;

          o    Announcements of technological innovations or new products;

          o Publicity regarding actual or potential results with respect to technologies or products under development; and

          o    Other events or factors, many of which are beyond our control

         These broad market and industry factors may cause our stock price to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Securities class-action litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our profitability.

         We have incurred, and continue to incur, extremely high legal expenses in connection with our capital restructuring and litigation with former officers and personnel, which could be ongoing and lessen our available working capital.

         The extraordinary and extremely high legal costs associated with our capital restructuring and defense of legal claims against us brought by prior officers, directors and other personnel have depleted our existing working capital. If we continue to incur such expenses, our existing working capital may be depleted sufficiently that our business may be seriously harmed. We cannot assure you that we will be able to reduce such costs in the immediate future.


Definitions

As used in this Annual Report on Form 10-K, the following terms have the meanings indicated:

"ATM" means Asynchronous Transfer Mode, which is a type of networking technology based on transferring data in cells or packets of a fixed size. The small, constant cell size allows ATM equipment to transmit video, audio, and data over the same network, and assure that no single type of data overtakes the line. Current implementations of ATM support data transfer rates of 25 Mbps to 2.48 Gbps.

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

"ESCON" -- Enterprise System Connectivity -- means a protocol for 200 Mbps signal transmission speed over fiber optic cable.

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

       For the fiscal year 2003 we occupied an additional 19,240 square feet used for office, research and development and manufacturing activities under lease as detailed below:

       Location                     Square Footage           Facility Type             Expiration Date
       ---------                   ---------------   ------------------------------  ---------------------
       Santa Monica, California    6,000             Office                          April 30, 2003
       Fremont, California         5,000             Office/Manufacturing            July 31, 2003
       Richardson, Texas           2,860             Office                          September 30, 2003
       Stuttgart, Germany          5,380             Office                          December 31, 2005

       As we move to bring our expenses in line with our revenue, we have completed, or are in the process of completing, the relocation of the Santa Monica, California, Fremont, California and Richardson, Texas offices to our San Diego, California facility. In addition, we have closed down our overseas facilities in The Netherlands, Belgium, China and Singapore.

       We believe our facilities are suitable and adequate to meet our current needs. See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facility we own.

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

       On October 19, 2001, an amended complaint was filed in the injunction action, adding as named defendants, our company, our Meret subsidiary, certain of our present and former officers and directors and of our subsidiaries as well as our investment bankers. The amended complaint also added, among other things, claims for fraud, securities fraud, breach of fiduciary duty, conspiracy, and intentional interference with contract as well as requesting the appointment of a receiver for our Sorrento subsidiary, all which claims are based on alleged wrongs committed in connection with or since the Series A placement. Our Sorrento subsidiary and the original individual defendants have all answered this amended complaint denying all allegations of wrongdoing. The new defendants have all moved to dismiss the amended complaint. Management believes the allegations contained in the amended complaint are without merit.

       On December 14, 2001, plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A Preferred Stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management also believes that these motions are without merit.

       Currently, hearings on all pending motions have been taken off calendar at the request of all parties, pending the resolution of ongoing settlement discussions between our company and the plaintiffs. Section 8.3 of the Exchange Agreement entered into in connection with our proposed capital restructuring provides that this litigation will be dismissed with prejudice against our company, our subsidiaries, and our current officers and directors, and without prejudice against all other defendants, at the closing of the Agreement.

       During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 25,369 options for which we were contractually obligated to loan the $5.0 million due on the exercise. Mr. Chadha provided us with written notification dated in September 2001 that he does not have any obligations under the agreements. We notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

       During December 2001, we entered into an agreement whereby the 25,369 option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. In February 2003, both of these lawsuits were dismissed without prejudice to facilitate settlement negotiations, but they can be refiled at any time. In April 2003, an agreement in principle to settle these lawsuits was reached, subject to the execution of a definitive agreement. There can be no assurance that such a definitive settlement agreement will be executed. Should the cases be refiled, and should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, and/or pay him cash damages, which he alleges to be in excess of $4 million.

       In April 2002, our former Chairman and CEO, Dr. Xin Cheng, who was terminated without cause, filed a claim in arbitration seeking, among other things, payment of $500 thousand and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and having exhausted our legal remedies, we have paid Dr. Cheng $610 thousand in full satisfaction of the arbitration award.

       In addition, claims in arbitration have been filed by two of our former financial officers and employees who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 8,2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims, and have filed counterclaims in one of the arbitrations. The aggregate amount of these claims is in excess of $490 thousand.

       We have also filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant has filed for protection under the federal bankruptcy laws, and pursuant to the Exchange Agreement entered into in connection with our capital restructuring, we have executed a definitive settlement agreement and a stipulation of dismissal with prejudice resolving this lawsuit in return for a payment of $350 and the return of certain of the equipment previously shipped. We have received the payment of $350 from UPC and, in accordance with the terms of the Exchange Agreement, have paid that same amount to certain Series A Preferred Stock holders to defray legal costs incurred by them. The equipment has also been returned.

       We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. Our execution of the consulting agreement, upon resignation "for a good reason" was required by the employment agent, which had been approved by our then Board of Directors in the Summer of 2000. The former officer is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. We feel these claims are without merit and are vigorously defending the claims. We have also filed counterclaims. Currently, the matter is in the early stages of discovery.

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

Item 4. Submission of Matters to a Vote of Security Holders

Special Shareholders Meeting

         In connection with our proposed financial restructuring of our company we filed a Preliminary Special Notice and Proxy Statement with the Securities and Exchange Commission on March 6, 2003 and expect to file the Definitive Special Notice and Proxy Statement with the Securities and Exchange Commission on or about April 15, 2003. The Special Shareholders meeting will be held May 19, 2003.

         This restructuring is a crucial step in the continuing viability of our company. If we are unable to consummate the restructuring transaction, we will be forced to consider an alternative plan of reorganization or liquidation which may result in our shareholders receiving little or nothing for their shares.

         The restructuring plan involves the exchange of our outstanding 9.75% Senior Convertible Debentures due August 2, 2004 and associated warrants, and shares of the Series A Convertible Preferred Stock issued by our subsidiary, Sorrento Networks, Inc., into shares of our common stock and new secured convertible debentures.

         On the closing date, the exchanging holders (the Debenture holders and the Series A Preferred Stock holders) "shall exchange their Debentures and Series A Preferred Stock for new Exchange Debentures in the aggregate principal amount of $12.5 million shares of our common stock (the "Exchange Shares"), in an amount sufficient such that the Exchange Shares and shares of our common stock into which the Exchange Debentures are convertible, represent 87.5% of our outstanding common stock on a Diluted Basis. Exchanging Holders of Debentures and Series A Preferred Stock will receive their respective pro rata share of the Exchange Shares and the Exchange Debentures, with the amounts to be received by each Exchanging Holder to be based upon such holder's respective ownership percentage of Debentures and Series A Preferred Stock. None of the debentures referred to are publicly traded (within the meaning of Sections 1273:1274).

         "Diluted basis" is a concept that is used in the Exchange Agreement, and means the total number of shares of our common stock issued and outstanding immediately after the closing of the restructuring transaction, after giving effect to (i) the issuance of shares of common stock as part of the restructuring transaction, (ii) shares of our common stock issuable upon conversion of $12.5 million principal amount of the New Debentures, and (iii) shares of our common stock issuable upon exercise of the New Warrants. "Diluted basis" does not give effect to (i) the shares of our common stock issuable under the 2003 Equity Incentive Plan, (ii) shares of common stock issuable upon conversion of the Fee Amount Debentures,
(iii) shares of our common stock issuable upon conversion of our Series D Preferred Stock, and (iv) shares of our common stock issuable upon exercise of existing options or warrants.

         The Series A Preferred Stock holders that were parties to the litigation in Delaware against SNC will be issued debentures in the aggregate principal amount of $600,000.

         Our existing common shareholders, representing 7.5% of our outstanding common stock on a diluted basis upon the consummation of the restructuring transaction, will receive non-transferable Warrants to purchase in the aggregate that number of shares of Common Stock equal to five percent (5%) of the Common Stock on a Diluted Basis as of the Closing Date.

         Additionally, we will reincorporate in the state of Delaware from New Jersey, in connection with the restructuring and the requirements of the Exchange Agreement. We will also adopt a new employee equity plan, the Sorrento Networks Corporation 2003 Equity Incentive Plan.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

         The pro forma unaudited consolidated balance sheet reflects the effect of the anticipated exchange of SNI's Series A and our Outstanding Debentures as of January 31, 2003, into shares of our common stock and the New Debentures

         The January 31, 2003 consolidated balance sheet prior to restructuring shows that $48.8 million of Series A classified as a current liability at SNI and $18.1 million of $32.2 million in our Outstanding Debentures classified as a long term liability would result in a reduction in total liabilities of $53.8 million after restructuring. In addition, shareholders' equity would increase by the same amount from a negative $34.5 million to a positive $19.3 million after the consummation of the restructuring transaction and restructuring of our balance sheet. Our debt obligations associated with the Series A, which has been `put' back to us, of $48.8 million and Outstanding Debentures in the principal amount of $32.2 million would be reduced to $12.5 million, after the exchange. We would also have outstanding an aggregate principal amount of $600,000 of Fee Amount Debentures. The maturity date of the New Debentures would be August 2, 2007.

         The consolidated statement of operations for the year ended January
31, 2003 shows a decrease in interest expense of $6.9 million. This reduction in interest expense results from the amortization of the warrants, beneficial conversion feature and debt issuance costs on the Outstanding Debentures. This loss is attributable to the expense associated with the issuance of the New Warrants and new shares of common stock partially offset by the gain associated with the elimination of our current Series A and Outstanding Debentures.

      The unaudited pro forma financial data and the notes thereto should be read in conjunction with our historical financial statements. The unaudited pro forma financial data is based upon certain assumptions and estimates of management that are subject to change. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the restructuring transaction had actually occurred on the indicated date.


               PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)

                                                    Historical                 Pro Forma             Pro Forma
                                                 January 31, 2003             Adjustments         January 31, 2003
ASSETS
CURRENT ASSETS
Cash and Securities                                  $ 11,706                                        $ 11,706

                                                    Historical                 Pro Forma             Pro Forma
                                                 January 31, 2003             Adjustments         January 31, 2003
Accounts Receivable, net                                5,576                                           5,576
Inventory, net                                         13,934                                          13,934
Other Current Assets                                      741                                             741
TOTAL CURRENT ASSETS                                   31,957                                          31,957

PROPERTY AND EQUIPMENT NET                             17,103                                          17,103
OTHER ASSETS                                            6,745                                           6,745
                                            -----------------------------------------------------------------------
TOTAL ASSETS                                         $ 55,805                                        $ 55,805
                                            =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


Current maturities of long term debt                 $    222                                           $ 222
accounts payable, accruals and other                   19,395                                          19,395
Preferred Stock                                        48,800              (48,800)  A                    (0)
                                            -----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                            $ 68,417              (48,800)                  $ 19,617
                                            =======================================================================
Debentures payable, net of unamortized                 18,121              (32,200)  B
costs and discounts
                                                                            10,961   B
                                                                             3,117   B
                                                                            13,100   C                 13,100
Other long Term liabilities                             3,743                                           3,743

                                            -----------------------------------------------------------------------
TOTAL LIABILITIES                                    $ 90,281              (53,822)                  $ 36,459
                                            =======================================================================

STOCKHOLDERS' EQUITY
                                                     $      1                                        $      1
Preferred Stock $.01 par value;
liquidation preference  $1,353
Common Stock                                            5,318                 49,616 D                 54,934
Additional Paid in Capital                            144,887                  3,362 E
                                                                            (10,961) B                137,287
Accumulated Deficit                                  (187,536)               (3,362) E
                                                                             (3,117) B
                                                                              18,284 B               (175,730)
Other                                                   2,854                                           2,854


                                            -----------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                           $(34,476)                53,822                $  19,346
                                            =======================================================================

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $ 55,805                                        $ 55,805
                                            =======================================================================


          PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                   HISTORICAL                                PRO FORMA
                                                   YEAR ENDED            PRO FORMA          YEAR ENDED
                                                JANUARY 31, 2003        ADJUSTMENTS       JANUARY 31, 2003
NET SALES                                            $25,137                                   $25,137
COST OF SALES                                         21,818                                    21,818
                                          ----------------------------------------------------------------
GROSS PROFIT                                           3,320                                     3,320
                                          ----------------------------------------------------------------
OPERATING EXPENSES
Selling and marketing                                 12,021                                    12,021
Engineering, research and development                  8,990                                     8,990
General and administrative                            13,638                                    13,638
                                          ----------------------------------------------------------------
TOTAL OPERATING EXPENSES                              34,649                                    34,649
                                          ----------------------------------------------------------------
LOSS FROM OPERATIONS                                 (31,329)                                  (31,329)
                                          ----------------------------------------------------------------

OTHER INCOME (CHARGES)
Interest expense                                      (9,619)            9,252F                   (367)
Other                                                 14,738                                    14,738
                                          ----------------------------------------------------------------
TOTAL OTHER INCOME (CHARGES)                           5,119              9,252                 14,371
                                          ----------------------------------------------------------------
LOSS BEFORE INCOME TAXES                             (26,210)             9,252                (16,958)
                                          ----------------------------------------------------------------
Provision for Income taxes
                                          ----------------------------------------------------------------
NET INCOME (LOSS)                                   $(26,210)             9,252               $(16,958)
                                          ================================================================
Loss per shares - basic                             $ (33.29)                 G               $ (21.55)
                                          ----------------------------------------------------------------
Loss per share - Diluted                            $ (33.29)                                 $ (21.55)
                                          ----------------------------------------------------------------

Proforma Balance Sheet Reconciling Footnotes:

     (A)    To record the retirement of the Series A shares.

     (B) To record reacquisition of the Outstanding Debentures, including the reacquisition of the beneficial conversion option associated with the convertible debt. An entry of $10.9 million is recorded to additional paid in capital to reflect the estimated value of the beneficial conversion option at the date of extinguishment. An additional $3.1 million representing the unamortized balance of the previously issued debt costs and incremental value of the beneficial conversion feature not reacquired will be recorded as part of the gain on extinguishment.

     (C) To record the issuance of the Exchange Debentures and the Fee Amount Debentures, Exchange Debentures are in the amount of $12.5 million and the Fee Amount Debentures are in the amount of $600 thousand.

     (D) To record the value of the new shares of common stock issued to holders of the Outstanding Debentures and Series A. Amount is estimated at 8,268,322 shares at a per share price of $6.00

     (E) To record the issuance of the New Warrants to existing shareholders. The value of the New Warrants was determined using the Black Scholes option pricing model based on the following inputs: Option price of $6.60, estimated life of 4.5 years, volatility of 183%, no dividends and a risk free rate of return of 3%.

     (F) Entry to record adjustment to interest expense. Amount is calculated as follows:

                                                              Historical                                    Pro Forma
                                                              Year Ended              Pro Forma            Year Ended
                                                        January 31, 2003            Adjustments      January 31, 2003
                                                        ----------------            -----------      ----------------
Debt and capital lease obligations                                   367                                          367
Outstanding debentures                                             9,252                (9,252)                     0
                                                                   9,619                (9,252)                   367
                                                                   =====                =======                   ===


     (G)    Pro Forma loss per share is determined as follows:


                                                                              Year Ended
                                                                        January 31, 2003
                                                                        ----------------
    Pro forma net loss                                                          (16,958)
    Pro forma weighted average shares outstanding                                    787


         For financial statement presentation, the proforma numbers on the Balance Sheet assume the restructuring transaction occurred on January 31, 2003. The Statement of Operations assumes the restructuring transaction occurred on the first day of the year ended January 31, 2003 and January 31, 2002 respectively.

         Excluded from the foregoing condensed consolidated pro forma statement of operations is the anticipated gain on debt extinguishment of $15.2 million and the expense related to the issuance of the New Warrants in the amount of $3.4 million.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

         Our common stock traded on the Nasdaq Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the Nasdaq National Market System under the same symbol.

         Effective as of October 28, 2002 we implemented a one-for-twenty reverse split of our outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders received a cash payment based on the market price, after adjustment for the effect of the stock combination. The par value of the common stock changed to $6.00 per share and the number of authorized shares decreased from 150 million to 7.5 million shares of common stock. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of our common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Preferred stock was not affected.

         The following table sets forth the high and low closing bid prices for our common stock in the over-the-counter market from February 1, 2001 to January 31, 2003, based upon information obtained from Nasdaq. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

       Fiscal
       2001-2002                                                                          High      Low
       ----------------                                                               ---------- ---------
       Quarter from February 1, 2001 to April 30, 2001..............................  $  510.00  $  78.20
       Quarter from May 1, 2001 to July 31, 2001....................................  $  323.80  $ 110.60
       Quarter from August 1, 2001 to October 31, 2001..............................  $  160.40  $  33.40
       Quarter from November 1, 2001 to January 31, 2002............................  $  101.20  $  64.20
       Fiscal
       2002-2003
       ----------------
       Quarter from February 1, 2002 to April 30, 2002..............................  $   73.20  $  40.00
       Quarter from May 1, 2002 to July 31, 2002....................................  $   53.00  $  13.20
       Quarter from August 1, 2002 to October 31, 2002..............................  $   14.80  $   2.40
       Quarter from November 1, 2002 to January 31, 2003............................  $   15.07  $   4.15

         On March 31, 2003, the average of the high and low bid quotation for our common stock was $7.00 per share. There is no assurance that a market in our common stock will continue.

Approximate Number of Holders of Common Stock

         As of March 31, 2003, (the latest practicable date) there were approximately 756 shareholders of record, including brokerage firms and nominees, of our common stock.

Dividends

         We have never paid any cash dividends on our common stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

Sale of Unregistered Securities

         During fiscal year 2003 we did not issue any shares of our common stock that was not registered under the Securities Act of 1933.

Securities Authorized For Issuance Under Equity Compensation Plans

         The following table provides information as of January 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Sorrento are authorized for issuance.




                           Number of Securities To                                                Number of Securities
                              Be Issued Upon                                                    Remaining Available for
                                 Exercise                                                   Future Issuance Under Equity
                              Of Outstanding                 Weighted-Average Exercise             Compensation Plans
                                 Options,                  Price of Outstanding Options,         (Excluding Securities
                           Warrants and Rights                   Warrants and Rights             Reflected in Column (a))
--------------------------------------------------------------------------------------------------------------------------
Plan Category                       (a)                                   (b)                               (c)
--------------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by                 294,277                               $387.53                           260,723
security Holders *
(FIBR)
--------------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans not Approved by           3,296,003                                 $4.93                        20,000,000
Security Holders
(SNI)
--------------------------------------------------------------------------------------------------------------------------
Total                           3,590,280                                $36.29                        20,260,723
--------------------------------------------------------------------------------------------------------------------------

* As adjusted for stock splits.

See Note K to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option, shall be proportionally adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 6. Selected Financial Data

         The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2003 and 2002, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 2000 and 1999, and the consolidated balance sheet data set forth below at January 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our significant acquisitions, dispositions and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                   Fiscal Year Ended January 31,
                                                    -------------------------------------------------------------
                                                       2003        2002         2001        2000         1999
                                                    ----------- -----------  ----------- -----------  -----------
Statement of Operations Data:                                                  (a)         (a)(b)        (a)(b)
Net sales........................................   $ 25,137    $ 40,827     $ 44,641     $68,372      $ 58,362
Gross margin.....................................   $  3,320    $  9,320     $ 13,171     $31,782      $ 25,885
Operating loss...................................   $(31,329)   $(37,154)    $(50,415)    $(9,951)     $(10,060)
Net loss from continuing operations..............   $(26,210)   $(43,136)    $(41,905)    $ 2,410      $(11,069)
Net income (loss) per share from continuing
   operations:
     Basic.......................................   $ (33.29)   $ (62.00)    $ (74.20)    $  3.40      $ (33.80)

                                                                   Fiscal Year Ended January 31,
                                                    -------------------------------------------------------------
                                                       2003        2002         2001        2000         1999
                                                    ----------- -----------  ----------- -----------  -----------
     Diluted.....................................    $ (33.29)   $  (76.32)   $  (74.20)   $   3.00      $(33.80)
Balance Sheet Data:

     Cash and cash equivalents...................    $  7,747    $  14,243    $   9,965    $ 13,511      $ 3,480
     Working capital (deficit)...................    $(36,460)   $   5,839    $  71,993    $189,486      $11,399
     Total assets................................    $  55,805   $  90,339    $ 113,123    $223,265      $66,796
     Total debt (including short-term debt)......    $  90,281   $  72,122    $  24,770    $ 20,727      $27,938
     Stockholders' equity (deficit)..............    $(34,476)   $  18,217    $  39,733    $202,538      $38,858

The Consolidated Statement of Operations and Balance Sheet data shown above include financial results from the following subsidiaries which have since been disposed of:

      (a) Entrada Networks, Inc. is reflected through August 31, 2001.

      (b) NETsilicon is reflected through September 14, 1999.

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

Overview

         Beginning in fiscal 2002, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2003. Reasons for this reduction include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in our target markets. In addition, the level of demand can change quickly and can vary over short periods of time. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

         As discussed in more detail throughout our MD&A:

         o Our consolidated results of operations during the past two years were adversely affected by the rapid and sustained deterioration of the telecommunications market. After several years of significant growth, our revenues declined during fiscal 2003 and 2002 by 38% and 8.5% respectively, as compared to the respective prior year. The significant reduction in capital spending by service providers, among other factors, contributed to this decline;

         o Our gross margin rates, which historically had been at least 40%, declined to 13% and 23% during fiscal 2003 and 2002, respectively. The significant and rapid decline in revenue from decreased market demand led to significant inventory charges and high-unabsorbed fixed cost, which, among other factors, adversely affected our gross margin rates;

         o We were able to reduce our operating expenses during fiscal 2003 and 2002 as a result of a cost reduction plan implemented, by 25% and 27%, respectively as a result of a cost reduction plan implemented. The reduction in operating expenses for fiscal 2003 were partially off-set by legal and professional fees of $2.8 million associated with our capital restructuring plan;

         o We recorded significant provisions for bad debts of $1.5 million and $1.6 million during fiscal 2003 and 2002, respectively, as a result of the significant deterioration of the financial health or bankruptcy of certain customers.

         These factors contributed significantly to our loss from continuing operations of $31.3 million and $37.1 million respectively for fiscal 2003 and 2002, respectively.

         During this prolonged market downturn, we have worked closely with our customers to position the full breadth of our products and services and significantly reduced our cost structure. If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. However, we believe our results could improve by realizing higher gross margin rates and lower operating expenses resulting from improved product mix, cost reductions relating to our capital restructuring plan and reduced operating expenses, lower inventory-related charges and lower provisions for bad debts.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Revenue recognition. Revenue is generally recognized when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collections of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

         o Inventory. Inventory is evaluated on a continual basis and management must make estimates about the future customer demand for our products, taking into account both the economic conditions and growth potential of our customers. Reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or the failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate at the time of the balance sheet.

         o Accounts receivable. Accounts receivable balances are evaluated on a continual basis and management regularly reviews the financial stability of individual customers. This analysis involves a judgment of the customers current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. Allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability and the probability of default of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         o Intangible assets. We currently have intangible assets that include assets with finite lives, such as our purchased technology. The determination of related estimated useful lives and whether these assets are impaired involves judgments based upon short and long-term projections of future performance. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives continue to be amortized over their useful lives.

         o Legal contingencies. We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for the contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. Our reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. For more information, see Note H to the consolidated financial statements.

         o Income taxes. We currently have no provisions for income taxes. We have carry forward domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Entrada Networks

         On August 31, 2000, we completed a merger of our then subsidiary Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. ("ENI"). We purchased 93,900 shares of Sync in the open market during June and July 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

      Results of Operations: Comparison of the Years Ended January 31, 2003
                              and January 31, 2002

         Net sales. Our consolidated net sales decreased $15.7 million or 38% to $25.1 million for fiscal 2003 when compared to net sales of $40.8 million for fiscal 2002. Net sales for Sorrento Networks Inc., our primary operating subsidiary, decreased $13.6 million or 38% to $22.4 million for fiscal 2003 as compared to net sales of $36.0 million in fiscal 2002. Net sales for our Meret Optical segment decreased $1.7 million or 35% in fiscal 2003 to $3.1 million of which $296 thousand was intercompany sales as compared to net sales of $4.8 million in fiscal year 2002.

         Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis decreased to 13% for fiscal 2003 from 23% in fiscal 2002. Consolidated gross profit was $3.3 million, a decrease of 65% for fiscal 2003 from $9.3 million for fiscal 2002. Gross margin percent and gross profit were impacted negatively by increases in inventory reserves and sales that were made at lower gross profit margins than the prior year. Gross profit for our Sorrento subsidiary decreased to $3.1 million in fiscal 2003, as compared to $7.7 million in fiscal 2002, a decrease of 60%. An increase in our inventory reserves taken in the second quarter, accounted for $3.0 million of the decrease in gross profit for SNI. The gross profit of our Meret Optical segment decline to $204 thousand in fiscal 2003, as compared to $1.7 million in fiscal 2002, a decrease of 88%. This decline was primarily the result of an increase in our inventory reserve of $1.0 million, taken in the second quarter and a decrease in revenue volume.

         Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Our consolidated selling and marketing expenses decreased to $12.0 million, or 48% of net sales, for fiscal 2003 from $16.2 million, or 40% or net sales for fiscal 2002. The decline was primarily the result of cost reduction efforts implemented, a reduction in both our U.S. and foreign sales offices and lower revenue volume for the year..

         Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development costs in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $9.0 million, or 36% of net sales, for fiscal 2003 from $13.7 million, or 34% of net sales, for fiscal 2002. The decrease can primarily be attributed to decreases in product development material and personnel related costs.

         General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Consolidated general and administrative expenses remained consistent at $12.8 million, or 51% of net sales, for fiscal 2003 compared to 31% of net sales, for fiscal 2002. The increase in general and administrative expenses as a percentage of net sales can be attributed to an increase in professional fees associated with the capital restructuring partially offset by a decrease in personnel related costs.

         Other operating expenses. Other operating expenses for both fiscal 2003 and 2002 included approximately $400 thousand of amortization of purchased technology related to acquisitions included in Meret. During the fiscal year ended January 31, 2002, we recorded a $2.7 million valuation allowance against option receivables from our former CEO and Chairman.

         Other income (expenses). Other income (expenses) from continuing operations increased to $5.1 million in income for fiscal 2003 from $6.0 million in expense for fiscal 2002. Investment income increased by $1.6 million during the fiscal year ended January 31, 2003 from the comparable period last year due to increased investments of our cash surplus in short-term investments. The increase of $6.3 million in interest expense for the fiscal year ended January 31, 2003 from the prior fiscal year is primarily due to the interest incurred on our convertible debentures and an adjustment relating to the amortization of both the beneficial conversion feature of the value allocated to the issuance of warrants on our senior convertible debentures. The $5.5 million of interest on these debentures includes the stated 9.75% interest of $2.3 million of which $2.0 million was paid in common stock and $292 thousand was paid in cash, amortization of issuance costs of $259 thousand, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $2.9 million. Other income increased by $313 thousand during the fiscal year ended January 31, 2003 from the prior fiscal year resulting primarily from favorable gains on foreign currency exchanges. Gains on marketable securities increased by $15.5 million for the fiscal year ended January 31, 2003 from the prior fiscal year. $11.7 million of this increase relates to the realized gain on our sale of 3,396,221 shares of NETsilicon, Inc. common stock to Digi International, Inc. for $13.6 million in cash. The remaining shares of NETsilicon common stock was exchanged for Digi International common stock and is accounted for under marketable securities. We obtained 2,324,683 shares of Digi common stock on the exchange, of which 1,162,342 shares were later sold back to Digi for $3.6 million in cash and a gain of $2.6 million. The remaining $1.2 million increase results from an impairment allowance taken on our available for sale investment in Entrada and $1.0 million in realized losses on the sale of 1,051,000 shares of Entrada in the prior fiscal year.

         Income taxes. There was no provision for income taxes for fiscal years 2003 and 2002. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized. Our prior management did not file our tax returns for over six years. We had losses during each of these years and do not believe there is tax liability for any of them, other than a nominal penalty for failure to file a return. We have filed our federal returns and are in the process of preparing and filing all our delinquent state tax returns.

Sorrento Networks

         Net sales. Net sales decreased to $22.4 million, or 38%, for fiscal 2003 from $36.0 million for fiscal 2002. In fiscal 2003, eighteen customers accounted for 92% of our net sales compared with eleven customers, which accounted for 94% in fiscal 2002. We expect to continue experiencing significant fluctuations in our annual revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base. Revenue continues to be negatively impacted by weak telecommunication industry volumes and management determination to not pursue low gross margin projects.

         Gross profit. Gross profit was $3.1 million for fiscal 2003, a decrease of 59% from $7.7 million for fiscal 2002. Gross margin decreased to 14% of net sales for fiscal 2003 from 21% for fiscal 2002. The declines were due primarily to the increases in our obsolescence and inventory value reserves taken in the second quarter and of a significantly higher fixed manufacturing overhead in our cost of shipments for the year as a result of the lower revenue volume. We have initiated cost cutting actions in production due to the lower revenue volume and a continued slowdown in the capital expenditure spending throughout the telecom industry.

         Selling and marketing. Sales and marketing expenses decreased to $11.7 million, or 52% of net sales, for fiscal 2003 from $15.7 million, or 44% of net sales, for fiscal 2002. The decrease in sales and marketing expenses resulted primarily from a reduction in personnel and related costs, decreased travel expenses, trade show participation, and advertising expenses. The number of sales and marketing personnel decreased to 36 at January 31, 2003 from 38 at January 31, 2002.

         Engineering, research and development. Engineering, research and development expenses decreased to $8.5 million, or 38% of net sales, for fiscal 2003 from $13.2 million, or 37% of net sales, for fiscal 2002. The decrease in engineering, research and development expenses was the result of decreased expenditures associated with the decrease in engineering personnel and related costs and a reduction in material related development expenses. The number of engineering personnel decreased to 29 at January 31, 2003 from 67 at January 31, 2002.

         General and administrative. General and administrative expenses decreased to $7.6 million, or 34% of net sales, for fiscal 2003 from $6.9 million, or 19% of net sales, for fiscal 2002. The decrease in general and administrative expenses reflects the reduction of executive and administrative personnel and lower operating expenses. The number of general and administrative personnel decreased to 11 at January 31, 2003 from 15 at January 31, 2002.

         Deferred and other stock compensation. Deferred and other stock compensation for the fiscal year ended January 31, 2003 includes $433 thousand of amortization of deferred stock compensation resulting from the value of stock options granted to consultants compared to $812 thousand for the prior fiscal year. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, SNI recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

Meret Optical Communications

         Net sales. Net sales decreased to $3.1 million, or 36%, for fiscal 2003 of which $296 thousand was inter-company sales, from $4.8 million for fiscal 2002. The reduction in sales volume reflects the continued weak industry volumes.

         Gross profit. Gross profit decreased to $204 thousand, or 88%, for fiscal 2003 from $1.7 million for fiscal 2002. Gross margin as a percentage of net sales decreased to 7% for fiscal 2003 compared to 35% for the comparable period last year. These declines were due primarily to the increases in our obsolescence reserves taken in the second quarter and a higher fixed manufacturing overhead in our cost of shipments for the quarter as a result of the lower revenue volume.

         Selling and marketing. Sales and marketing expenses decreased to $315 thousand, or 10% of net sales, for fiscal 2003, compared to $435 thousand, or 9% of net sales, for fiscal 2002. This decrease was a direct result of reduced internal commissions, due primarily to lower revenue volume and changes in the commission structure, resulting in lower commission expense for the year.

         Engineering, research and development. Engineering, research and development expenses increased to $514 thousand, or 17% of net sales compared to $417 thousand, or 9% of net sales, for fiscal 2002. This increase results from the addition of four engineers to support the development of new products and the enhancement of existing products.

         General and administrative. General and administrative expenses increased to $283 thousand, or 9% of net sales during fiscal 2003 from $200 thousand, or 4% of net sales, for fiscal 2002. The increase in general and administrative expenses during fiscal 2003 resulted primarily from additions in the administration staff, costs associated with upgrades in our business application software and costs incurred to move the facilities to a new location.

         Other operation expenses. Other operating expenses increased to $421 thousand, or 14% of net sales for fiscal 2003 from $372 thousand, or 8% of net sales, for fiscal 2002. These costs represent the amortization of purchased technology related to prior acquisitions. The increase represents and adjustment made to record amortization not previously recorded on purchased technology.

Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001.

         Net sales. Our consolidated net sales decreased $3.8 million or 9% to $40.8 million for fiscal 2002 when compared to net sales of $44.6 million for fiscal 2001. Net sales of SNI, increased $9.6 million or 36% to $36.0 million for fiscal 2002 as compared to net sales of $26.4 million in fiscal 2001. Net sales for Meret Optical segment decreased $1.5 million or 24% in fiscal 2002 to $4.8 million as compared to net sales of $6.3 million in fiscal year 2001. Entrada Networks, an operating subsidiary which we spun-off in August 2000, had a revenues of $11.9 million in fiscal 2001 whereas no revenues were reported for Entrada Networks in fiscal year 2002.

         Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis decreased to 23% for fiscal 2002 from 30% in fiscal 2001. Consolidated gross profit was $9.3 million, a decrease of 29% for fiscal 2002 from $13.2 million for fiscal 2001. Gross margin percent and gross profit were impacted negatively by increases in inventory reserves and sales that were made at lower gross profit than the prior year. Gross profit of SNI decreased to $7.7 million in fiscal 2002, as compared to $9.1 million in fiscal 2001, a decrease of 16%. An increase in inventory reserves accounts for $3.7 million of the decrease in gross profit. The gross profit of our Meret Optical segment decreased by $941 thousand from the prior fiscal year and was primarily the result of the revenue volume decrease. The remaining change in gross profit related to Entrada Networks.

         Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. We continue to manage our expenditures for sales and marketing in relation with the expansion of our domestic and international sales channels and the establishment of strategic relationships. Our consolidated selling and marketing expenses decreased to $16.2 million, or 40% of net sales, for fiscal 2002 from $17.2 million, or 39% or net sales for fiscal 2001.

         Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development costs in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $13.7 million, or 33% of net sales, for fiscal 2002 from $23.9 million, or 54% of net sales, for fiscal 2001. The decrease can primarily be attributed to decreases in product development material and personnel related costs.

         General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Consolidated general and administrative expenses decreased to $12.7 million, or 31% of net sales, for fiscal 2002 from $18.1 million, or 41% of net sales, for fiscal 2001. The decrease in general and administrative expenses can be attributed to reductions in investment banking, professional fees and personnel related costs.

         Other operating expenses. Other operating expenses for both fiscal 2002 and 2001 included approximately $400 thousand of amortization of purchased technology related to acquisitions included in Meret. During the fiscal year ended January 31, 2002, we recorded a $2.7 million valuation allowance against option receivables from our former CEO and Chairman. During the fiscal year ended January 31, 2001, approximately $2.1 million of these costs were attributable to the closure of one of Entrada's facilities and valuation reserves recorded against distributor receivables and capitalized software costs of Entrada.

         Other income (expenses). Other income (expenses) from continuing operations decreased to $6.0 million charges for fiscal 2002 from $8.5 million income for fiscal 2001. Investment income declined by $6.9 million during the fiscal year ended January 31, 2002 from the comparable period last year due to reduced investments of our cash surplus in short-term investments, lower interest rates as well as reduced interest received on customer financing receivables. The increase of $2.4 million in interest expense for the fiscal year ended January 31, 2002 from the prior fiscal year is primarily due to the interest incurred on our newly issued convertible debentures which was partially offset by a decline in our short term borrowings. The $2.6 million of interest on these debentures included the stated 9.75% interest of $1.6 million which was paid in common stock, amortization of issuance costs of $82 thousand and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $911 thousand. Other expenses increased by $99 thousand during the fiscal year ended January 31, 2002 from the prior fiscal year resulting primarily from unfavorable losses on foreign currency exchanges. Gains on marketable securities decreased by $5.1 million for the fiscal year ended January 31, 2002 from the prior fiscal year. Approximately $4.0 million of this decrease relates to the gain on our sale of NSI shares during the prior fiscal year. The remaining $1.1 million decrease results from an impairment allowance of $178 thousand on our available for sale investment in Entrada and $1.0 million in realized losses on the sale of 1,051,000 shares of Entrada.

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

Sorrento Networks

         Net sales. Net sales increased to $36.0 million, or 36%, for fiscal 2002 from $26.5 million for fiscal 2001. The increase in net sales was primarily due to an increase in the number of deployments of systems to both new and existing customers. In fiscal 2002, eleven customers accounted for 94% of our net sales compared with seven customers which accounted for 91% in fiscal 2001. In addition to the number of new customer and existing customer orders achieved in fiscal year 2002, we continued to increase its product offering by enhancements to existing products and the introduction of new products which also contributed to the increase in net sales in fiscal year 2002. We plan to continue to enhance our existing product line and develop new products to increase sales. Our ability to achieve this goal will depend on continued sales and available working capital that can be allocated to our development efforts.

         Gross profit. Gross profit was $7.7 million for fiscal 2002, a decrease of 16% from $9.1 million for fiscal 2001. Gross margin decreased to 21% of net sales for fiscal 2002 from 34% for fiscal 2001. The gross margin percentage decrease resulted from the shipment of lower margin products to multiple customers with long-term purchase commitments or strategic alliance agreements in fiscal 2002 as well as an increase in the valuation allowance recorded against inventory of $4.0 million.

         Selling and marketing. Sales and marketing expenses increased to $15.7 million, or 44% of net sales, for fiscal 2002 from $14.0 million, or 53% of net sales, for fiscal 2001. The increase in sales and marketing expenses resulted from increased travel expenses, trade show participation, and advertising expenses. The number of sales and marketing personnel decreased to 38 at January 31, 2002 from 65 at January 31, 2001.

         Engineering, research and development. Engineering, research and development expenses decreased to $13.2 million, or 37% of net sales, for fiscal 2002 from $20.4 million, or 77% of net sales, for fiscal 2001. The decrease in engineering, research and development expenses was the result of decreased expenditures associated with the decrease in engineering personnel and decreases in employee relocation and recruiting expenses and reduction in material related development expenses. The number of engineering personnel decreased to 67 at January 31, 2002 from 91 at January 31, 2001.

         General and administrative. General and administrative expenses decreased to $6.9 million, or 19% of net sales, for fiscal 2002 from $9.0 million, or 34% of net sales, for fiscal 2001. The decrease in general and administrative expenses reflects the reduction of executive and administrative personnel and lower operating expenses. The number of general and administrative personnel decreased to 15 at January 31, 2002 from 32 at January 31, 2001.

         Deferred and other stock compensation. Deferred and other stock compensation for the fiscal year ended January 31, 2002 includes $812 thousand of amortization of deferred stock compensation resulting from the value of stock options granted to consultants compared to $1.9 million for the prior fiscal year. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

Meret Optical Communications

Net sales. Net sales decreased to $4.8 million, or 24%, for fiscal 2002 from $6.3 million for fiscal 2001. The decrease in net sales was primarily due to changes in product demand in the RF Synthesis product family. The majority of this decrease was recognized in the fourth quarter of this year.

Gross profit. Gross profit decreased to $1.7 million, or 35%, for fiscal 2002 from $2.6 million for fiscal 2001. Gross margin as a percentage of net sales decreased to 35% for fiscal 2002 compared to 42% for the comparable period last year. The decrease in the gross margin percentage from the prior year resulted from the reduction is RF Synthesis sales which generates a higher gross margin.

Selling and marketing. Sales and marketing expenses remained basically unchanged at $435 thousand, or 9% of net sales, for fiscal 2002, compared to $437 thousand, or 7% of net sales, for fiscal 2001. Major expense changes by category within the sales and marketing function included an increase in commissions to external sales representatives that was offset by reduced personnel costs as a result of reductions in the sales force.

Engineering, research and development. Meret incurred engineering expenses during fiscal 2002 of $417 thousand, or 9% of net sales compared to $177 thousand, or 3% for the comparable period last year. The increase for the fiscal year ended January 31, 2002 relates to the addition of three engineers to support our development of our new coarse wavelength division multiplexing products and the enhancement of existing products.

General and administrative. General and administrative expenses decreased to $200 thousand, or 4% of net sales during fiscal 2002 from $595 thousand, or 9% of net sales for the comparable period last year. The decrease in general and administrative expenses during fiscal 2002 resulted from reductions in bad debt allowances and bank fees.

Liquidity and Capital Resources

         We finance our operations through a combination of internal funds, investments and debt and equity financing. At January 31, 2003, our working capital was a negative $36.5 million including $4.0 million of investments in marketable securities and $7.7 million in cash and cash equivalents. The primary reason for our negative working capital condition is that $48.8 million, reflecting the obligation due to Series A Holders obligation as a result of their right of redemption, was classified at year end January 31, 2003 and January 31, 2002, as a current liability. This obligation had been clarified as mezzanine in the Company's liability and owner's equity for the period ended January 31, 2001. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which we do not currently have available or foresee the availability of in the near future. As previously discussed, we are in the process of restructuring both our Senior Convertible Debentures of $32.2 million and the SNI Series A Preferred liability of $48.8 million.

Cash Flow for the Years Ended January 31, 2003, 2002 and 2001

Continuing Operations

         Our operations used cash flows of $14.2 million during fiscal 2003 as compared to $31.8 million in fiscal 2002. The decrease in cash flows used by operations in fiscal 2003 was primarily the result of lower accounts receivable and inventories, combined with the increase in reserves for inventory and accounts receivable, the use of stock for the payment of interest on debentures and the gain on sale of marketable securities. This favorable impact on cash used for operations was partially offset by the negative cash impact of the Company's larger net operating loss and the use of cash to decrease our accounts payable. In addition to the foregoing there were less significant changes associated with changes in amortization and depreciation and other current liabilities.

         We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc., our principal operating subsidiary has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. In addition, we have incurred significant restructuring costs of approximately $2.8 million in 2003 associated with restructuring of our obligations under our Senior Convertible Debentures and Series A Holders obligations. While we feel these restructuring costs are beneficial to our long-term survival in a depressed telecom market, there is no certainty the restructuring will be approved by the shareholders or will close even with Shareholder approval.

         We have funded our operations primarily by the sale of securities and the issuance of debt. There can be no assurance that similar funding will be available in the future. In addition, if our restructuring efforts are successful, there will be certain restrictions on us in both the amount of debt we can incur in future periods and the types of securities that we will be able to issue to raise additional capital in future periods. Both of these restrictions could have a negative impact on our ability to raise the additional working capital that we will require in future periods. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, our revenue has been negatively impacted and we anticipate that our future revenues will also be negatively impacted. As a result, our need for additional working capital may be accelerated in the future. If such capital is not available, we will need to substantially decrease our operating costs and capital spending in order to fund operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

         Our standard payment terms range from net 30 to net 60 days. Receivables from international customers have frequently taken longer to collect. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. There can be no assurance that this continued economic environment will not impact either current or future receivables negatively. We do not provide long-term financing to customers buying our equipment.

Investing Activities

         Our investing activities during fiscal 2003 provided for cash flows of $9.1 million. Cash used in investing activities during fiscal year 2003 included purchases of property and equipment of $3.3 million and $280 thousand in purchases of other assets. We also made a $5.0 million investment in UFO Communications, Inc. a private service provider, as part of a strategic relationship. This was offset by $17.2 million of cash received from the sale of marketable securities and other investments. In fiscal 2002 our investing activities used $4.0 million. Cash used in investing activities during fiscal 2002 included purchases of property and equipment of $3.2 million and $900 thousand in other assets, which was offset by $144 thousand of cash received from the sale of marketable securities and other investments.

         In fiscal 2001 we used cash flows in investing activities of $12.5 million including $7.0 million in cash balances at Entrada as of August 31, 2000 when it ceased to be a subsidiary, following the merger with Sync Research. We purchased property and equipment of $14.4 million, invested $3.3 million in Entrada and $3.2 million in one of Sorrento's customers. During fiscal 2001, we received $4.2 million from the sale of 350,000 of our NSI shares and $819 thousand from the purchasers of our discontinued operations. We received $9.2 million offset by our investment of $3.2 million from the investment in one of Sorrento's customers and payment of $1.8 million on a note receivable.

Financing Activities

         In fiscal 2003 our financing activities used cash of $1.4 million and consisted primarily of repayment of our line of credit and long-term debt. Our financing activities during fiscal 2002 provided us $40.1 million and consisted primarily of financing activities from the sale of common stock in March, 2001 of 76,300 shares which generated proceeds of $9.6 million and a convertible debenture financing in August, 2001 which raised $29.7 million. As previously mentioned, we are in the process of restructuring both our convertible debenture financing completed in August, 2001 and the SNI Series A obligation of $48.8 million. In addition to the sale of common stock and convertible debentures, we received $1.1 million from proceeds of stock option and warrant exercises of $900 thousand and long term debt of $20 thousand. Offsetting these amounts were repayments of short-term and long-term debt of $300 thousand.

         In fiscal 2001 our financing activities provided cash flows of $60.6 million which consisted primarily of $46.6 million in net proceeds from a private placement by SNI of its convertible preferred stock, $7.9 million in net proceeds from a private placement by Entrada of its common stock, $3.9 million in proceeds from option and warrant exercises, $2.4 million in proceeds from long term debt offset by repayments of short and long term debt.

         During March 2000, SNI completed a private placement of 8,596,333 shares of its Series A Convertible Preferred Stock to a group of investors receiving net proceeds of approximately $46.6 million. Each share of the SNI Series A Preferred Stock is convertible into one share of SNI common stock at the option of the holder and may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into our common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50 million. Since SNI did not complete a $50 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request SNI redeem their shares at the then adjusted liquidation preference.

         In April 2001 a majority of Series A Shareholders exercised their right to redeem the Series A Preferred Stock. Such redemption can only be made out of funds deemed to be lawfully available or for such pro rata portion as to which a lesser amount of lawful available funds would exist. At the current time, SNI does not have such funds, which would normally be generated from operating profits of our subsidiary. As previously mentioned, we are attempting to restructure this outstanding obligation.

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

         On December 1, 2000, we distributed 3,107,155 of our Entrada shares to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an Entrada share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares which were granted and unexercised as of November 20, 2000 will receive a similar number of Entrada shares. Prior to January 31, 2001 we distributed 20,182 of our Entrada shares upon the exercise of options and as of January 31, 2001 have reserved 1,080,283 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our Entrada shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5.1 million. In addition we have granted options to purchase 410,000 of our Entrada shares for $3.19 per share (the merger price) to several of our then officers and consultants. In April 2003 our Board of Directors determined that our ENT should be made available for general corporate purposes, and we are no longer reserving any for distribution to option and warrant holders as of November 20, 2000.

         We anticipate that we will need additional working capital to fulfill our capital working requirements for the next year. While we have made significant cost reductions to bring our losses more in line with our anticipated or projected revenues, there is no assurance the volume of future revenues will be sufficient to allow us to meet our financial obligations for future periods. Further, we anticipate we will need to sell our marketable securities to finance our working capital needs for future periods. Our holdings of marketable securities are highly volatile and do not trade in large volume. There can be no assurance that when we need to sell our holdings in marketable securities we will be able to obtain a market value price for the securities without negatively impacting the price of such securities. We continue to reduce our operating costs and have initiated activities to raise additional working capital. Our future capital requirements may vary materially from those now planned including the need for working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders. In addition our auditors have issued a going concern qualification to their opinion regarding the successful approval and completion of our Capital Restructuring Plan anticipated to close on or about the end of May 2003.


Contractual Cash Obligations

         The following tables quantify our future contractual obligations and commercial commitments as of January 31, 2003 (dollars in thousands):

Contractual Obligations

                                                                   Payments due in fiscal years
                                      ---------------------------------------------------------------------------------
                                           Total       2004        2005        2006        2007       2008    Thereafter
                                      ------------ ---------- ------------ ---------- ----------- --------- ----------
Long-term Debt                             $3,630    $    38      $    57       $ 54        $ 58       $63      $3,360

Capital Leases                                253        198           55         --          --        --         --

Operating Leases                              650        301          158        131          42        18         --

7.75% convertible debentures (a)           32,200         --       32,200         --          --        --         --

Series A, preferred stock put (b)          48,800     48,800           --         --          --        --         --
                                      ---------------------------------------------------------------------------------
Total                                     $85,533    $49,337      $32,470       $185        $100       $81      $3,360
                                      =================================================================================

         (a)  Maturity date, August 2, 2004

         (b) The Series A has a liquidation preference, with the holders having a right to have the outstanding shares repurchased in the event an initial public offering did not take place at our subsidiary, SNI, by March 1, 2001. The IPO did not take place and a majority of Series A holders exercised their redemption right. SNI has not repurchased those shares because it does not have legally available funds to do so. Applicable law prohibits a repurchase of equity securities when the capital of the corporation is impaired or when such repurchase would cause an impairment of the capital of the corporation. SNI has not had funds legally available to repurchase any of its equity securities since April 2001, and most likely will not in the foreseeable future.

         Note: If the capital restructuring is approved by the shareholders on May 19, 2003,and the capital restructuring is completed, the debt obligations to our convertible debenture holders of $32,200 and Series A preferred stock holders of $48,800, will be eliminated and a new convertible debenture of $12,500 will become effective, with a maturity date of August 2, 2007.

Contingent Liabilities

         One of our component suppliers is contending that our efforts to reschedule shipments of certain components constitutes an anticipatory breach of the purchase order by which the components were ordered, and has informed us that they believe they are entitled to damages approximately $950 thousand, despite the fact none of the goods have as yet been shipped. We do not believe that our supplier can support the amount of the alleged cancellation fee. Our supplier has threatened litigation if the dispute is not satisfactorily resolved and while we believe that our defenses to both liability and damages are strong, we can give no assurance that our position in such litigation would prevail.

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

Impact of Recent Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We do not anticipate that the adoption of FIN No. 46 will have a material effect on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard proves alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has made the applicable disclosures in note K to the consolidated financial statements.

         In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect our consolidated financial statements.

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

Item 8. Five-Year Summary of Selected Financial Data.

(Amounts in thousands, except per share amounts)                      Years ended January 31,
----------------------------------------------------------------------------------------------------------------------
Results of Operations                               2003           2002           2001           2000           1999
----------------------------------------------------------------------------------------------------------------------
Revenues                                         $25,137        $40,827        $44,641        $68,372        $58,362

Gross Margin (a)                                   3,320          9,320         13,171         31,782         25,885

Operating income (loss) (a)                      (31,329)       (37,154)       (50,415)        (9,951)       (10,060)

Operating income (loss) from continuing
operations                                       (26,210)       (43,136)       (41,905)          2,410       (11,069)

Earnings (loss) per common share from
continuing operations: (b)

  Basic                                           (33.29)        (62.00)        (74.20)           3.40        (33.80)

  Diluted                                         (33.29)        (76.32)        (74.20)           3.00        (33.80)

Dividends per common share                            --             --             --             --             --
                                               -----------------------------------------------------------------------
Financial Position

Cash, cash equivalents and short-tem              $7,747        $14,243         $9,965        $13,511         $3,480
investments

Total assets                                      55,805         90,339        113,123        223,265         66,796

Total debt (c) (d)                                70,787         65,299          5,583          7,934         12,710

Total liabilities (c) (d)                         90,281         79,860         24,770         20,727         27,938

Shareholders' equity (deficit)                   (34,476)        10,479         39,733        202,538         38,858
                                               =======================================================================

(a) Operating income (loss) and Income (loss) from continuing operations includes net capital restructuring charges of approximately $1,800 in fiscal year 2003 and inventory reserves taken of $4,152, $4,038, $3,689, $1,600 and $1,624 which affected gross margin in fiscal year 2003, 2002, 2001, 2000 and 1999, respectively.

(b) All per share data have been restated to reflect the twenty-for-one split of our common stock that became effective on October 28, 2002.

(c) Includes the effect of our Series A Preferred Stock obligation, at our SNI subsidiary, for fiscal year 2003 and 2002.

(d)  Includes 7.75% convertible debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10. Directors and Executive Officers of the Company

On March 31, 2003, our directors and executive officers were:


             Name                   Age                                    Position
             ----                   ---                                    --------

Phillip W. Arneson                  66      Chief Executive Officer, President, and Chairman of the Board (ii)

Donne F. Fisher                     64      Director (i), (ii)

Robert L. Hibbard                   50      Director (ii)

Larry J. Matthews                   75      Director (i)

Gary M. Parsons                     53      Director (i)

Joe R. Armstrong                    54      Chief Financial Officer

Richard L. Jacobson                 60      Sr. Vice President, Legal and Secretary


--------------
 (i) member of the Audit Committee
(ii) member of the Compensation Committee

Our By-Laws provide that the members of the Board of Directors be elected annually by our Shareholders for one-year terms. Each director who is not an employee of our company or our subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers.

         Phillip W. Arneson, has been our Chairman and Chief Executive Officer of the Company since March 2002. He previously served as our President and Chief Operating Officer from October 2001 until his appointment as Chairman and Chief Executive Officer. He also has served as one of our directors since October 2000 and currently serves on the Meret Communications, Inc. and Sorrento Networks, Inc. Boards of Directors. From 1996 to 2001, Mr. Arneson held the position of Executive Vice President for privately held Frandsen Corporation, a diversified financial and manufacturing company where he was responsible for growing the enterprise through acquisitions, internal growth, and strategic partnerships. Additionally, he served as President of two of its operating companies. Mr. Arneson has served several public and private technology companies in executive management, holding positions as Chief Executive Officer, President and Group Vice President as well as having extensive experience as a director of such companies. From 1982 to 1986, he served as Executive Vice President of Allied

Signal's Electronic Sector and as Chief Executive Officer of its subsidiary, Amphenol Corp. In 1986, Mr. Arneson's technology group garnered the prestigious IR-100 award for the development of an integrated fiber optics phase modulator. Mr. Arneson holds a B.S. in Electrical Engineering from the University of Minnesota's Institute of Technology and is a veteran, U.S. Marine Corps.

         Donne F. Fisher, has served as one of our directors since November 2001 and is chairman of our Audit Committee. Mr. Fisher is currently President of Fisher Capital Partners, Ltd., a private venture capital and investment company he founded in 1991. From 1982 to 1996, Mr. Fisher held various executive officer positions with Tele-Communications, Inc. ("TCI") and its subsidiaries including Executive Vice President and Treasurer. He was a TCI director from 1980 until 1999 when TCI merged into AT&T Corporation. Since his retirement in 1996, Mr. Fisher has been a consultant to TCI (now AT&T Broadband). Mr. Fisher also serves as a director of Liberty Media Corporation, a former subsidiary of AT&T, and General Communications, Inc., a diversified telecommunications provider.

         Robert L. Hibbard, has served as one of our directors since November 2001 and is chairman of our Compensation Committee. Mr. Hibbard is an attorney and management consultant in private practice in which he handles a wide variety of commercial matters including technology licensing and the structuring of merger and acquisitions transactions. From 1997 to 1999, Mr. Hibbard was Chief Executive Officer of Kim Technologies International, Inc., a privately held developer of electromechanical "super" capacitors for wireless applications. From 1994 to 1997, Mr. Hibbard was Vice President and General Counsel at Allied Signal Engines, and from 1987 to 1994, Assistant General Counsel at Allied Signal Aerospace. Mr. Hibbard holds a bachelors degree from Gustavus Adolphus College and a J.D. from Marquette University Law School, where he was a member of the Marquette Law Review.

         Gary M. Parsons, has served on our Board of Directors since October 2000. Since 1996, Mr. Parsons has held the position of Chairman of the Board for XM Satellite Radio Holdings, Inc., and in October 2001 was named Chairman and Chief Executive Officer of Mobile Satellite Ventures, LLP. From 1996 to April 2002, Mr. Parsons served as Chairman of Motient Corporation, a wireless data firm. On January 10, 2002, Motient filed a voluntary bankruptcy petition in connection with a prearranged restructuring of its debt and emerged from bankruptcy on May 1, 2002. From 1990 to 1996, Mr. Parsons held a number of executive positions at MCI Communications, Inc., including Executive Vice President, Chief Executive Officer of MCI Metro, Inc., and President of MCI's Southern Division. From 1984 to 1990, Mr. Parsons held the responsibilities of Executive Vice President at Telecom*USA, a fiber-optic and long distance venture subsequently acquired by MCI. Mr. Parsons holds a B.S. in Electrical and Computer Engineering from Clemson University and a MBA from the University of South Carolina.

         Larry J. Matthews, has served on our Board of Directors since August 2002. Mr. Matthews was a co-founder of Zytec Corporation, a manufacturer of high performance electronics for the telecommunications and computer industries. Mr. Matthews served as an officer and director of Zytec which grew from a start-up operation to a public company with revenues exceeding $250 million annually during his tenure. In 1992, Zytec won the National Baldridge Quality Award. A public offering of Zytec was completed in 1994. In 1997, Zytec merged with Computer Products Corporation to form Artesyn Technologies (ATSN, NASDAQ). Mr. Matthews currently serves on Artesyn's board as a director. He also serves on the Board of Veritec, Inc. (VRTC.OB, OTC BB), a seller of microprocessor-based encoding and decoding systems products. From January 1999 to June 2000, Mr. Matthews served as Veritec's Acting President and Chief Executive Officer. Mr. Matthews holds a Bachelor of Engineering degree from Iowa State University, and serves on the boards of several privately held companies.

         Joe R. Armstrong, has served as our Chief Financial Officer since January 2001. He brings over 25 years of corporate finance, investor relations, treasury, legal and management experience to the Company, having spent 15 years with State Of The Art, a leading provider of accounting software. As chief financial officer, vice president, finance and secretary of State Of The Art, he managed two rounds of venture capital financing, the company's initial public offering and several significant acquisitions and mergers. Prior to joining us, Mr. Armstrong most recently served as CFO for The Bohlin Company. Previously, he was director of marketing finance and financial planning for MAI Basic Four Corporation and a certified public accountant for Vicenti, Lloyd and Stutzman, a regional public accounting firm. Mr. Armstrong holds both bachelors and masters degrees in business from Utah State University.

         Richard L. Jacobson, has been our Senior Vice President, Legal and Secretary since July 2000. Mr. Jacobson was a partner with the law firm of Fulbright & Jaworski, LLP from 1990 to 2000 where his practice consisted primarily of securities litigation and SEC enforcement matters. Prior to joining Fulbright in 1988 he was in private practice in Palo Alto, California, from 1986 to 1988, and in Washington, D.C., from 1980 to 1986. From 1977 to 1979, Mr. Jacobson worked for the SEC, where he was a member of the Trial Unit in the Enforcement Division and served as Special Counsel to the Chairman. He served as a law clerk for Ninth Circuit Judge Walter Ely from 1970 to 1971 and then clerked for Associate United States Supreme Court Justice William O. Douglas from 1971 to 1972. Mr. Jacobson holds a J.D. from the University of Southern California and a S.B. from the University of Chicago.

Our other key employees include:


             Name                   Age                                    Position
             ----                   ---                                    --------
Darin L. Clause                     34      Vice President, Strategic Sales

Subrata Datta                       40      Vice President, Engineering

Demetri Elias, Ph.D.                59      Vice President, Marketing

Susan L. Hamlin                     40      Vice President, Sales (North America)

Mary A. Lay                         46      Vice President, Finance

Jeff S. Phillips                    33      Vice President, Corporate Development

Mark W. Thurman                     53      Vice President, Operations

Mitchell R. Truelock                34      Vice President, Sales & Marketing

Li-Ran Wu                           50      Vice President, Management Software

         Darin L. Clause has served as Sorrento's Vice President, Strategic Sales since September 2000 and joined us in December 1999 as Director, Sales Development. Prior to joining us, Mr. Clause was employed with Pirelli as a Senior Product Manager from 1996 to 1999, where he was responsible for implementation of indoor cabling and connectivity business lines for the CATV, CLEC, Utility and IXC markets and multiple channels. From 1994 to 1996, Mr. Clause was a Project and Sales Engineer for Sumitomo Electric Lightwave, where he was responsible for fiber optic passive component sales. Mr. Clause holds a B.S. in Mechanical Engineering from Clemson University.

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

         Susan L. Hamlin has served as Sorrento's Vice President, Sales (North America) since September 2000 and joined Sorrento in November 1999 as Regional Vice President of Sales. Ms. Hamlin is also responsible for Sorrento's customer service group. During her tenure at Pirelli Cables and Systems, Ms. Hamlin was Director of Sales from 1998 to 1999 and responsible for overseeing sales to CATV, CLEC, Utility and IXC markets. From 1997 to 1998, Ms. Hamlin was National Sales Manager - Distribution at Pirelli where she established and implemented Pirelli's sales efforts into the distribution and OEM markets. From 1985 to 1996, Ms. Hamlin held a succession of sales and marketing management positions with AT&T/Lucent Technologies where she was responsible for strategic planning, market development and sales to the Regional Bell Operating Companies. Ms. Hamlin holds a B.S. in Management Information Systems from Bradley University in Peoria, Illinois and completed executive management programs at Harvard University and the Wharton School of Business. As of March 2003, Ms. Hamlin is no longer with the Company.

         Mary A. Lay has served as Sorrento's Vice President, Finance since July 2002 and joined us in March 2002 as Controller. Ms. Lay has also served as Meret's Chief Financial Officer since July 2002. Prior to joining Sorrento, Ms. Lay brings over 20 years of corporate finance, treasury and management experience to the Company. Ms. Lay's previous experience includes contract and permanent position as Corporate Controller and Chief Financial Officer at several companies including On-Point Technology Systems, Inc., Curtis Coleman Company and Nexergy Tauber. Ms. Lay holds a B.A. in Financial Accounting from National University, a M.B.A from the University of Phoenix and is a certified public accountant.

         Jeff S. Phillips has served as Sorrento's Vice President, Corporate Development since January 2001. From 1995 to 2000, Mr. Phillips was a Vice President at US Bancorp where he focused on financing for telecom related technology concerns and advisory assignments. Prior to joining US Bancorp, Mr. Phillips was a financial analyst/strategist with Hillebrand GmbH, a European investment group. Mr. Phillips began his career as a floor trader at the London International Financial and Futures and Options Exchange (LIFFE) where he focused on Deutsche Mark denominated financial derivatives. Mr. Phillips holds a B.A. in Economics from the University of California at Berkeley.

         Marc W. Thurman has served as Sorrento's Vice President, Operations since April 2001. Mr. Thurman oversees our manufacturing and operations, supply chain management, and quality assurance functions. He brings to us nearly 25 years of manufacturing operations, supply chain management and quality assurance experience on leading edge technologies and products for the computer and telecommunication markets. Mr. Thurman's previous experience includes service since 1971, in various functions at Packard Bell NEC, ComCrypt Systems, IDEA Courier, Inc., Sidereal Corporation, Intel Corporation, RTE Corporation, and Western Electric. In his most recent position, Mr. Thurman had manufacturing responsibilities including internal production, contract manufacturing (EMS) and third party manufacturing (TPM), supporting revenues of $2 billion. Mr. Thurman holds a B.S. in Electrical Engineering from Oregon State University as well as an M.B.A. degree from University of Portland.

         Mitchell R. Truelock, has served as Sorrento's Vice President, Sales and Marketing since February 2003 and is responsible for North American and Asia Pacific sales, marketing, product management and customer support. Mr. Truelock joined Sorrento in January 2003 as Vice President, Strategic Planning after having consulted with Sorrento since August 2002. Prior to working with Sorrento, from February 2000 to November 2001, Mr. Truelock was a Vice President in the communications equipment group at Robertson Stephens, a technology investment bank. From June 1998 to February 2000, Mr. Truelock was a Vice President in the technology group at Dain Rauscher Wessels, a technology investment bank. From September 1995 to June 1998, Mr. Truelock was a corporate attorney at Cooley Godward LLP where he focused on mergers and acquisitions, private financings and initial public offerings for technology companies. Mr. Truelock holds a L.L.M. in corporate securities at Georgetown University Law, a J.D. from Southern Methodist University, and a BBA in accounting from the University of Texas at Austin.

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

Item 11. Executive Compensation

         The following tables set forth the annual compensation for the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2003, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table


                                                 Annual Compensation
                                            -----------------------------
                                                                 Other                  All
                                                                 Annual                Other
Name and                                    Salary    Bonus   Compensation         Compensation
Principal Position                  Year     ($)     ($)(A)        ($)           ($)(B)(C)(D)(E)(F)
-------------------                ----     -------  -------  ------------       ------------------
Phillip W. Arneson, Chairman ....  2003     245,387  205,000         --               72,066
   Chief Executive Officer.......  2002      60,582   25,000         --               12,547
                                                                     --                   --

Joe R. Armstrong ................  2003     191,927  165,000         --               20,962
   Chief Financial Officer ......  2002     175,011       --         --                   --

Richard L. Jacobson, Sr. VP......  2003     250,000  150,000         --               19,231
   Legal and Secretary...........  2002     251,802       --         --                   --
                                   2001     140,850       --         --               42,746

Jeff S. Phillips, VP ............  2003     170,019   68,000         --               37,918
   Corporate Development.........  2002     170,019   10,000                          62,339

Darin L. Clause. VP..............  2003     160,014       --     79,393                8,400
   Strategic Sales ..............  2002     160,014       --    158,399               77,211
                                   2001     145,181       --     51,101               51,740


(A) Bonus compensation represents performance and retention bonuses paid in fiscal year 2003 and 2002. In fiscal year 2003 Mr. Arneson received the final payment of $5,000 of his $30,000 signing bonus per his employment contract which took effect October 2001, a performance bonus of $125,000 and a retention bonus of $75,000. Mr. Armstrong received a performance bonus of $105,000 and a retention bonus of $60,000. Mr. Jacobson received a $75,000 performance bonus and a $75,000 retention bonus. Mr. Phillips received a $51,000 performance bonus and a $17,000 retention bonus.

    In fiscal year 2002, Mr. Arneson received a signing bonus per his employment contract which took effect October 2001 of $25,000 and Mr. Phillips received a $10,000 performance bonus.

(B) Other compensation for Mr. Arneson for fiscal year 2003 consists of temporary living expenses paid by the company of $48,930 and vacation accrual buy-out of $23,237. In fiscal year 2002 Mr. Arneson had temporary living expenses of $12,547.

(C) Other compensation for Mr. Armstrong represents vacation accrual buy-out.

(D) Other compensation for Mr. Jacobson represents vacation accrual buy-out in fiscal year 2003 and relocation related expenses reimbursed by us in fiscal year 2001.

(E) Other compensation for Mr. Phillips represents living expenses of $37,918 and $55,800 for fiscal years 2003 and 2002 respectively, and vacation accrual buy-out of $6,539 in fiscal year 2002.

(F) Other compensation for Mr. Clause represents car allowance of $8,400, $7,200 and $2,400 for fiscal years 2003, 2002 and 2001 respectively. Mr. Clause had relocation expenses reimbursed by us of $70,011 and $49,340 for fiscal years 2002 and 2001 respectively.

Key Employee Retention and Incentive Plan:

         In November 2002, our Board of Directors, acting on a recommendation of the Compensation Committee and in consultation with Towers Perrin, a national executive compensation accounting firm, approved our "Key Employee Retention and Incentive Plan." The purpose of this plan is to provide a means whereby the Company could achieve the ongoing retention of certain key employees and certain management personnel. In addition, the Plan also provides for granting incentive based awards for the achievement of Company goals and objectives along with recognition for the participant's continued contributions to the Company. In the past we had no such formal plan.

         A portion of the retention plan approved by the Board provides for certain economic benefits to be paid to participants upon a change of control or merger of the Company. Management participants in the retention plan include our CEO, CFO and Senior Legal Counsel, each of whom have waived their rights to compensation benefits that could or would be triggered under this plan related to the capital restructuring efforts soon to be placed before our shareholders for approval.

Long-Term Incentive Plans

We have has no long-term incentive plans other than our various stock option plans.

Option Grants -- Year Ended January 31, 2003

       There were no option grants exercised for the year ended January 31, 2003 for any of the Named Executive Officers.

The following table sets forth information concerning each exercise of stock options during the year ended January 31, 2003 by each of the Named Executive Officers and the January 31, 2003, value of unexercised options.


      Aggregated Option Exercises in Fiscal Year 2003 and January 31, 2003
                                  Option Values


                                                                 Number of
                                    Shares                 Securities Underlying        Value of Unexercised
                                   Acquired                Unexercised Options         In-the-Money Options
                                      On        Value      at Fiscal Year-End ($)    at Fiscal Year-End (#)(A)
                                   Exercise    Realized   --------------------------- ---------------------------
               Name                   (#)         ($)     Exercisable  Unexercisable  Exercisable   Unexercisable
               ----                --------    --------   -----------  -------------  -----------   -------------
Phillip W. Arneson..............      --          --           16,833         13,750      --            --

Joe R. Armstrong ...............      --          --            8,875          9,125      --            --

Richard L. Jacobson ............      --          --           10,760          5,940      --            --

Jeff S. Phillips ...............      --          --            4,805          2,695      --            --

Darin L. Clause ................      --          --            2,021          2,021      --            --

(A) Options are "in-the-money" if, on January 31, 2003, the market price of the Common Stock ($6.33) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2003, and the aggregate exercise price of such options. As of January 31, 2003 there were no options held by executive officers or management that were exercisable at $6.33 or less.

Employment Agreements

       On March 1, 2002 Mr. Arneson assumed the role of Chairman, President and Chief Executive Officer of the Company. On April 30, 2002, our Board of Directors approved an employment agreement with Mr. Arneson regarding the terms of his employment as Chairman, Chief Executive Officer and President and which superseded his August 2002 contract. The agreement provides for an annual compensation of $250,000. The agreement also calls for the vesting, as of March 1, 2002, of the 6,250 options granted Mr. Arneson on September 17, 2001, and the granting of 23,750 additional stock options (adjusted for the 1-for-20 reverse split) at a strike price equal to the closing price of the Company's common stock on Nasdaq on March 1, 2002, which shares are to vest at the rate of 1,000 shares per month beginning on April 1, 2002, continuing for 12 months, when 5,000 additional shares vest, and beginning on May 1, 2003, 1,125 shares will vest each month. The employment is at will; however, if Mr. Arneson should be terminated without cause or resign in certain circumstances, he would receive a lump sum severance payment of two years' base salary and vesting of all stock options, and health and life benefits; he would be required to provide exclusive consulting services for two years following his termination. The agreement also calls for the reimbursement of living expenses in San Diego at the rate of $2,750.00 per month while Mr. Arneson remains employed.

       In May 2002, we entered into an employment agreement with Mr. Armstrong, our CFO, which provides for an annual salary of $200,000 per year plus bonus of $20,000 to paid in on lump-sum, June 2002, and 10,500 options (adjusted for the 1-for-20 reverse split) to acquire our common stock vesting over two years. The contract is for no specified term and Mr. Armstrong is an at-will employee such that the Company or Mr. Armstrong may terminate employment at any time, with or without cause or notice, and with or without reason, subject to the rights and obligations as provided in the contract. However, should Mr. Armstrong be terminated without cause he will receive a lump-sum severance payment of one year's salary, health and life benefits for one year and vesting of all his options. In the event of a change of control, merger or sale of the Company, Mr. Armstrong is entitled to receive an immediate payment equal to one year's salary, health and life benefits for one year and vesting of all his options.

       In July 2002, we entered into an employment agreement with Mr. Jacobson which provides for an annual salary of $250,000 per year and 9,000 options (adjusted for the 1-for-20 reverse split) to acquire our common stock vesting over two years. The contract is for no specified term and Mr. Jacobson is an at-will employee, such that either the Company or Mr. Jacobson may terminate employment at any time, with, or without cause or notice, and with or without reason, subject to the rights and obligations as provided in the contract. However, should Mr. Jacobson be terminated without cause he will receive a lump-sum severance payment of six month's salary and vesting of all his options. In the event of a change of control, merger or sale of the Company, Mr. Jacobson is entitled to receive an immediate payment equal to six month's salary and vesting of all his options.

       On January 25, 2002, the Directors of Meret Optical Communications, who then were Mr. Cheng and Mr. Sue, approved an employment agreement with Mr. Rajadhyksha appointing him President of Meret and raising his annual salary to $210,000 per year. In addition to the increase in salary there were provisions for severance benefits based upon termination without cause or change in control of the Company. Severance benefits for termination without cause or change in control provisions allow Mr. Rajadhyksha to receive a lump sum payment of up to one year's salary and the vesting of all his options to acquire our common stock. As of August 27, 2002 Mr. Rajadhyksha was no longer with the Company and he was paid severance benefits of $28,270 in full settlement.

       Our then Board of Directors approved a two-year employment contract with Mr. Mason ending May 2002, which provided for a base salary of $130,900 per year and vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract could be terminated for cause. However, were Mr. Mason to be terminated without cause or resign in certain circumstances prior to the end of the contract term he was entitled to receive a continuation of his base salary and benefits for two years, vesting of all his options to acquire our common stock, and he would be contractually required to provide consulting services to us during the two years following his termination. In March 2002 Mr. Mason notified the Company that he was resigning with cause, relying on an agreement between Mr. Mason and Dr. Cheng in April 2001 that allowed him to resign for cause at any time prior to the expiration of his employment agreement as a result of having been relocated more than 35 miles from his prior employment location. Mr. Mason's resignation under these circumstances entitled him to receive two year salary and benefit continuation and immediate stock vesting which the Company agreed to provide on the condition that Mr. Mason sign the Company's standard employee confidentially, proprietary and invention agreement. Mr. Mason refused to sign the confidentiality agreement and also refused to return valuable company property in his possession. As a result we stopped payments to Mr. Mason and have sought recovery of sums already paid to Mr. Mason under his consulting agreement. Mr. Mason is seeking acceleration of his extended employment benefits.

       Our then Board of Directors approved a two-year employment contract with Mr. Sue ending May 2002, which provides for a salary of $168,500 per year and the vesting of all his options to acquire our common stock granted prior to February 1, 2000. This contract could be terminated for cause. However, were Mr. Sue to be terminated without cause or resign in certain circumstances prior to the end of the contract term he was entitled to receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and could be contractually required to provide consulting services to us during that period. On May 8, 2002

Mr. Sue resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. We do not believe Mr. Sue is entitled to any such benefits. In June, 2002 Mr. Sue filed a complaint in arbitration against the Company to seek entitlement to his salary continuation. We are opposing the complaint and have filed counter claims against Mr. Sue for certain breaches of his duties as an officer and employee of the Company.

       Our then Board of Directors entered into a two-year employment contract with Mr. Nimrod Johnson, Corporate Controller, ending May 22, 2002, which provided for a salary of $97,307 per year and the vesting of all his options to acquire our common stock. This contract could be terminated for cause. However, were Mr. Johnson to be terminated without cause or resign in certain circumstances prior to the end of the contract term he was entitled to receive a continuation of his salary and benefits for two years, vesting of all his options to acquire our common stock and could be contractually is required to provide consulting services to us during that period. On May 9, 2002 Mr. Johnson resigned from his position effective May 17, 2002 alleging entitlement to the foregoing salary continuation and other benefits. We do not believe Mr. Johnson is entitled to any such benefits. In June, 2002 Mr. Johnson filed a complaint in arbitration against the Company seeking entitlement to his salary continuation and benefits.

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (the "Commission"). The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).

       During the fiscal year ended January 31, 2003, the following directors and executive officers received stock option grants that were not reported on Form 5 by the required March 17, 2003, filing date. Phillip W. Arneson, CEO and Chairman, Joe R. Armstrong, CFO, Richard L. Jacobson, Senior Vice President Legal and Corporate Secretary, Donne F. Fisher, Director, Gary M. Parsons, Director, Robert L. Hibbard, Director and Larry J. Matthews, Director. These directors and executive officers are in the process of filing their Form 5 as required under Section 16(a) of the Exchange Act. Such reports are expected to be filed within 5 days from the filing of this Form 10K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of January 31, 2003, regarding the ownership of our common stock by (i) each of our directors;
(ii) each of the present executive officers; (iii) each person known to us to beneficially own 5% or more of our common stock; and (iv) all our directors and executive officers as a group. Except as indicated, all persons named as beneficial owners of common stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them. All persons named have an address at c/o Sorrento Networks Corporation, 9990 Mesa Rim Road, San Diego, California 92121, unless otherwise indicated. All numbers give effect to our 1-for-20 reverse stock split, which took effect on October 28, 2002.


                                                         Common Stock
                                                         ------------
                                                 Number of       Percentage of
   Name of Beneficial Owner (A)                     Shares       Outstanding (J)
   ----------------------------                     ------       ---------------
   Phillip W. Arneson (B)                           19,083               2.1%
   Donne F. Fisher (C)                               1,750               *
   Robert L. Hibbard (D)                             4,300               *
   Gary M. Parsons (E)                               1,834               *
   Larry J. Matthews (F)                                 0
   Joe R. Armstrong (G)                             10,138               1.1%
   Richard L. Jacobson (H)                          12,000               1.3%
   Quila, LLC (I)                                   55,369               6.2%
       15332 Antioch Street
       Pacific Palisades, CA 90272
   All Directors, Nominees and
       Executive Officers as a Group                49,104               5.5%

-------------------
  *    Less than 1%

(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us.

(B) Includes exercisable options held by Mr. Arneson to acquire 16,833 shares of common stock, 2,000 options to acquire common stock that becomes exercisable in 60 days and 250 shares of common stock purchased in June 2002.

(C) Includes exercisable options held by Mr. Fisher to acquire 1,750 shares of common stock. On March 7, 2000, Mr. Fisher was granted options to acquire 100,000 shares of SNI's common stock at $5.45 under its option plan for his services as an advisor to it. Pursuant to an outstanding conversion offer, Mr. Fisher may elect to convert the SNI options into options to acquire our common stock at a ratio of 78 for 1. Mr. Fisher is President of Fisher Capital Partners which holds 183,486 shares of the Series A. Mr. Fisher is a director of Liberty Media Corporation which owns an approximate 74% economic interest representing an approximate 94% voting interest in UnitedGlobalCom, Inc. ("UGC"). Belmarken Holding, B.V., an indirect subsidiary of UGC, holds 3,027,523 shares of the Series
       A. Liberty Media also holds convertible debt of United Pan-Europe Communications, N.V., a subsidiary of UGC, which it has agreed to exchange for additional shares in UGC.

(D) Includes exercisable options held by Mr. Hibbard to acquire 4,250 shares of common stock and 50 shares of common stock purchased in July 2002.

(E) Includes exercisable options held by Mr. Parsons to acquire 1,834 shares of common stock.

(F) Options to acquire shares of our common stock have been granted to Mr. Matthews consistent with, and upon the same terms, conditions and vesting schedules as, option grants made to other members of our board of directors.

(G) Includes exercisable options held by Mr. Armstrong to acquire 8,875 shares of common stock, 1,113 options to acquire shares of common stock that that become exercisable within 60 days and 150 shares of common stock purchased in June 2002.

(H) Includes exercisable options held by Mr. Jacobson to acquire 10,760 shares of common stock, 594 options to acquire common stock that become exercisable within 60 days and 646 shares of common stock, as of December 31, 2002, held in a 401K plan.

(I) Represents holdings reported by Qila, LLC and RII Partners, Inc. on September 20, 2002 on Form 13-D, "General Statement of Beneficial Ownership". Includes exercisable options to acquire 55,369 shares of common stock held by RT Investments, Inc. Mr. And Mrs. Chadha disclaim ownership in all these shares.

(J) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by vested, unexercised options and warrants held, divided by our total shares outstanding at December 31, 2002 plus the unexercised options and warrants detailed above of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Item 13. Certain Relationships and Related Transactions.

       In February 2003 we entered into a consulting agreement with Mr. Robert Hibbard, to provide services to the Board of Directors and management of the company at a consulting rate of $175 per hour and a retainer of $20,000 per month for six months. Mr. Hibbard agrees to make himself available to the Company for not less than 20 hours per week. The term of this agreement is for twelve months, but may be terminated after six months by either party, with or without cause, upon 5 days written notice. This agreement supersedes his August 2002 consulting agreement. Nearly all of Mr. Hibbard's consulting work for us has involved matters being considered or reviewed by the board or by committees of the board. His work has included structuring and implementing our 2003 Equity Incentive Plan for employees, participation in settlement negotiations for pending litigation, assistance in our capital restructuring and improving our intellectual property policies and procedures, among other matters. In fiscal year 2003 Mr. Hibbard was paid $91,836 in consulting fees.

       During July 2000 we agreed to loan $300,000 for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to Mr. Jacobson in connection with accepting employment as our Senior Vice President, Legal. This is a full recourse loan and Mr. Jacobson has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Mr. Jacobson has received $300,000 in advances under this loan agreement for which the interest rate is 6.6%. On July 3, 2002 a new note covering the $300,000 was incorporated in Mr. Jacobson's employment contract. The term remained the same as the July 2000 note, with all unpaid, accrued interest and principal due and payable on August 30, 2003. In December 2002, Mr. Jacobson paid $39,330 on his loan that included payment of all prior interest due and the remainder applied to his principal balance. As of January 31, 2003 Mr. Jacobson's loan outstanding to the Company totaled $297,961.

       During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 25,369 options for which we were contractually obligated to loan the $5.0 million due on the exercise. Mr. Chadha provided us with written notification dated in September 2001 that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

       During December 2001, we entered into an agreement whereby the 25,369 option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. In February 2003, both of these lawsuits were dismissed without prejudice to facilitate settlement negotiations, but they can be refiled at any time. In April 2003, an agreement in principle to settle these lawsuits was reached, subject to the execution of a definitive agreement. There can be no assurance that such a definitive settlement agreement will be executed. Should the cases be refiled, and should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, and/or pay him cash damages, which he alleges to be in excess of $4 million.

       On September 30, 2001, our then Chairman and CEO executed a two year consulting agreement with Leonard Hecht whereby Mr. Hecht is to be paid a salary at $250,000 per year plus benefits and the vesting of all his options to acquire our common stock. We have since stopped making payments under this agreement, and have been notified by Mr. Hecht that he believes we have thereby breached this agreement.

       In September 2000, our then Board of Directors approved a two year consulting agreement with Rohit Phansalkar whereby he is paid a salary of $250,000 per year plus benefits and the vesting of all his options to acquire our commons stock. This contract was amended July 21, 2001.

Item 14. Controls and Procedures.

Disclosure Controls and Procedures

       The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

       The Company maintains a system of internal controls designed to provide reasonable assurance that; transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

       Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Exhibits and Consolidated Financial Statement Schedules

       1. Financial Statements: (see index to financial statements at page F-1)

             Independent Certified Public Accountants' Reports

             Consolidated Balance Sheets at January 31, 2003 and 2002

             Consolidated Statements of Operations for the Years Ended January 31, 2003, 2002 and 2001

             Consolidated Statements Comprehensive Income for the Years Ended January 31, 2003, 2002 and 2001

             Consolidated Statement of Stockholders' Equity for the Years Ended January 31, 2003, 2002 and 2001

             Consolidated Statements of Cash Flows for the Years Ended January 31, 2003, 2002 and 2001

             Notes to Consolidated Financial Statements

       2. Exhibits:

              3.1    Restated Certificate of Incorporation dated June 14, 1988 (A).

              3.2    Amended and Restated By-Laws of the Registrant (B).

              3.3    Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998(D).

              3.4    Amendment to the By-Laws dated January 30, 1998 (D).

              3.5    Corrected Certificate of Incorporation of Sorrento Networks, Inc. (K).

              3.6    Certificate of Amendment to the Certificate of Incorporation dated October 15, 2002(M).

              3.7    Certificate of Correction to the Certificate of Amendment to the Certificate of
                     Incorporation dated November 6, 2002 (O).

              4.1    1988 Stock Option Plan (E).

              4.2    Amended and restated 1997 Incentive and Non-Qualified Stock Option Plan (D).

              4.3    1997 Directors Stock Option Plan (F).

              4.4    2000 Stock Incentive Plan (J).

              4.5    2000 Employee Stock Purchase Plan (G).

              4.6    2000 Stock Option/Stock Issuance Plan of Sorrento Networks, Inc. (J).

              4.7    Form of Senior Convertible 9.75% Debenture due August 2, 2004 (K).

              4.8    Form of Warrant dated August 2, 2001 (K).

              4.9    Form of 7.5% Convertible Debenture Due August 2, 2007 (N).

              4.10   Form of Warrant, expiry date August 2, 2007 (N).

              4.11   Sorrento Networks Corporation 2003 Equity Incentive Plan (N).

              4.12   Series D Preferred Stock Certificate of Designation (N).

              4.13   Series F Preferred Stock Certificate of Designation (K).

             10.1    Line of Credit Agreement with Coast Business Credit dated May 28, 1995 and
                     Modification dated January 31, 1996 (H).

             10.2    Agreement dated June 12, 2000 with Par Chadha (I).

             10.3    Agreement dated May 22, 2000 with Rohit Phansalkar (I).

             10.4    Agreement dated May 22, 2000 with Christopher E. Sue (I).



             10.5    Agreement dated August 22, 2000 with Leonard N. Hecht (J).

             10.6    Agreement dated May 22, 2000 with John A. Mason (J).

             10.7    Agreement dated July 12, 2000 with Richard L. Jacobson (J).

             10.8    Securities Purchase Agreement dated as of August 1, 2001 (K).

             10.9    Escrow Agreement dated as of August 1, 2001 (K).

             10.10   Registration Rights Agreement dated as of August 2, 2001 (K).

             10.11   Agreement dated March 1, 2002, with Phillip W. Arneson (L).

             10.12   Exchange Agreement dated March 6, 2003 (N).

             10.13   Form of Registration Rights Agreement with Exchanging Holders (N).

             10.14   Agreement dated May 17, 2002 with Joe R. Armstrong, filed herewith.

             10.15   Agreement dated July 3, 2003 with Richard L. Jacobson, filed herewith.

             10.16   Agreement dated February 1, 2003 with Robert L. Hibbard, wiled herewith.

             21.0    Subsidiaries of the Registrant (L).

             23.0    Consent of BDO Seidman LLP-- filed herewith

             99.1    Certification of Phillip W. Arneson, Chief Executive
                     Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

             99.2 Certification of Joe R. Armstrong, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


       ______________

       The foregoing are incorporated by reference from the Registrant's filings as indicated:

            (A) Form 10-QSB for the quarter ended July 31, 1996

            (B) Form 10-K for the year ended January 31, 1988

            (C) Form S-3 dated February 25, 1997

            (D) Proxy Statement dated December 1, 1999

            (E) Proxy Statement dated May 13, 1988

            (F) Proxy Statement dated November 21, 1997

            (G) Proxy Statement dated December 11, 2000

            (H) Form 10-KSB for year ended January 31, 1996

            (I) Form 10-Q for the quarter ended October 31, 2000

            (J) Form 10-K for the year ended January 31, 2001

            (K) Form 8-K dated August 3, 2001

            (L) Form 10-K for the year ended January 31, 2002

            (M) Form 8-K dated October 25, 2002

            (N) Preliminary Proxy Statement filed with the SEC on March 6, 2003.

            (O) Registration Statement on Form S-3, filed with the SEC on March 20, 2003.


--------------

NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(b) Reports on Form 8-K

       January 24, 2002  Delaware Supreme Court ruling

       November 5, 2002  Non-compliance with Nasdaq listing requirements

       November 12, 2002  Five-year supply agreement

       December 10, 2002  Restructuring Letter of Intent and term sheet

       March 12, 2003  Exchange Agreement and associated documents

       April 11, 2003  Results of Operations and Financial Condition

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Report of Independent Certified Public Accountants................................................       F-2

Consolidated Balance Sheets as of January 31, 2003 and 2002.......................................       F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended January 31,
  2003, 2002 and 2001.............................................................................       F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended January 31, 2003,
  2002 and 2001...................................................................................   F-5 to F-7

Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001.........   F-8 to F-9

Notes to Consolidated Financial Statements........................................................  F-10 TO F-36

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders of Sorrento Networks Corporation
9990 Mesa Rim Road
San Diego, CA 92121

We have audited the accompanying consolidated balance sheets of Sorrento Networks Corporation (a New Jersey corporation) and subsidiaries (collectively the "Company") as of January 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note R, the Company is in the process of completing a restructuring plan that is subject to shareholder approval. If the Company is not successful in the restructuring it will be delisted from Nasdaq, this delisting would constitute a triggering event that would allow their debenture holders to request accelerated payment of their debentures at 125% of the face value, this condition gives rise to substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

As discussed in Note F, the 2002 Financial Statements have been revised to reflect a change in the calculation of the beneficial conversion feature of the Company's debentures.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 11, 2003

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                         January 31, 2003   January 31, 2002
                                                                         ----------------  -----------------
ASSETS

CURRENT ASSETS
   Cash and equivalents ................................................   $   7,747             $  14,243
   Accounts receivable, net (Notes D, J and S) .........................       5,576                 8,081
   Inventory, net (Notes B, D and S) ...................................      13,934                18,810
   Prepaid expenses and other current assets (Note N) ..................         741                 1,252
   Investment in marketable securities (Note B) ........................       3,959                28,120
                                                                           ---------             ---------

     TOTAL CURRENT ASSETS ..............................................      31,957                70,506
                                                                           ---------             ---------

PROPERTY AND EQUIPMENT, NET (Notes C, D and E) .........................      17,103                17,411
                                                                           ---------             ---------

OTHER ASSETS
   Purchased technology, net (Note B) ..................................         430                   852
   Other assets (Notes A, B and N) .....................................       6,315                 1,471
   Investment in former subsidiary (Note A) ............................        --                      99
                                                                           ---------             ---------

     TOTAL OTHER ASSETS ................................................       6,745                 2,422
                                                                           ---------             ---------

TOTAL ASSETS ...........................................................   $  55,805             $  90,339
                                                                           =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Short-term debt (Note D) ............................................   $    --               $   1,043
   Current maturities of long term debt (Note E) .......................         222                   362
   Accounts payable ....................................................       5,135                 5,575
   Deferred revenue ....................................................       3,700                    63
   Accrued professional fees ...........................................       4,324                 2,103
   Other accrued liabilities and current liabilities ...................       6,236                 6,721
   Due on redemption of preferred security of subsidiary (Note J) ......      48,800                48,800
                                                                           ---------             ---------

     TOTAL CURRENT LIABILITIES .........................................      68,417                64,667
                                                                           ---------             ---------

Long-term debt and capital lease obligations (Note E) ..................       3,644                 3,867
Debentures payable, face amount of $32,200, net of unamortized costs and
   discounts (Note F) ..................................................      18,121                11,227
Dividends payable (Note A) .............................................          99                    99
                                                                           ---------             ---------

     TOTAL LIABILITIES .................................................      90,281                79,860
                                                                           ---------             ---------


COMMITMENTS AND CONTINGENCIES (Notes F, G and H)
STOCKHOLDERS' EQUITY (DEFICIT) (Note I)
   Preferred stock, $.01 par value; liquidation preference $1,353 ......           1                     1
   Common stock, $6.00 par value; 7,500 shares authorized; 887 shares issued and 886 shares outstanding at January 31, 2003; 711 shares
     issued and 710 shares outstanding at January 31, 2002 .............       5,318                 4,263
   Additional paid-in capital ..........................................     144,887               143,705
   Deferred stock compensation .........................................          (5)                 (255)
   Accumulated deficit .................................................    (187,536)             (161,326)
   Accumulated other comprehensive loss ................................       2,928                24,160
   Treasury stock, at cost; 1 share at January 31, 2003 and January 31,
     2002, respectively ................................................         (69)                  (69)
                                                                           ---------             ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..............................     (34,476)               10,479
                                                                           ---------             ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $  55,805             $  90,339
                                                                           =========             =========

See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)

                                                                                      Twelve Months Ended
                                                                                          January 31
                                                                            ----------------------------------------
                                                                                2003          2002           2001
                                                                            -----------  ------------  -------------
NET SALES (Notes B and J).................................................  $   25,137   $    40,827      $  44,641
COST OF SALES.............................................................      21,817        31,507         31,470
                                                                            -----------  ------------  -------------

     GROSS PROFIT.........................................................       3,320         9,320         13,171
                                                                            -----------  ------------  -------------
OPERATING EXPENSES
   Selling and marketing..................................................      12,021        16,165         17,200
   Engineering, research and development..................................       8,990        13,656         23,928
   General and administrative.............................................      12,779        12,770         18,110
   Deferred compensation..................................................         433           812          1,908
   Other operating expenses...............................................         426         3,071          2,440
                                                                            -----------  ------------  -------------
     TOTAL OPERATING EXPENSES.............................................      34,649        46,474         63,586
                                                                            -----------  ------------  -------------
LOSS FROM OPERATIONS......................................................     (31,329)      (37,154)       (50,415)
                                                                            -----------  ------------  -------------
OTHER INCOME (EXPENSES)
   Investment income (loss)...............................................         275        (1,368)         5,507
   Interest expense.......................................................      (9,619)       (3,311)          (918)
   Other income (expenses)................................................         214           (99)            --
   Gain (loss) on sale of marketable securities (Note A)..................      14,249        (1,204)         3,921
                                                                            -----------  ------------  -------------
     TOTAL OTHER INCOME (EXPENSES)........................................       5,119        (5,982)         8,510
                                                                            -----------  ------------  -------------
NET LOSS..................................................................  $  (26,210)  $   (43,136)  $    (41,905)
                                                                            ===========  ============  =============
LOSS PER COMMON SHARE (Note M)
   BASIC
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)............         787           698            593
     NET LOSS PER COMMON SHARE:
                                                                            -----------  ------------  -------------
BASIC NET LOSS PER COMMON SHARE...........................................      (33.29)  $    (62.00)  $     (74.20)
                                                                            ===========  ============  =============
   DILUTED
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)............         787           809            593
     NET LOSS PER COMMON SHARE:
                                                                            -----------  ------------  -------------
DILUTED NET LOSS PER COMMON SHARE.........................................      (33.29)  $    (76.32)  $     (74.20)
                                                                            ===========  ============  =============
COMPREHENSIVE LOSS AND ITS COMPONENTS CONSIST OF THE FOLLOWING:
     Net loss.............................................................  $  (26,210)  $   (43,136)  $    (41,905)
     Unrealized gains (losses) from marketable securities:
       Unrealized holding losses arising during the period................      (6,983)      (21,993)      (123,486)
       Reclassification adjustment for gains (losses) included in net loss     (14,249)        1,204          3,921
                                                                            -----------  ------------  -------------
NET COMPREHENSIVE LOSS....................................................  $  (47,442)  $   (63,925)  $   (161,470)
                                                                            ===========  ============  =============


See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2003

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                            COMMON           PREFERRED
                            STOCK              STOCK          ADDITIONAL     NOTES       DEFERRED
                       ----------------    ---------------     PAID IN     RECEIVABLE     STOCK
                       Shares    Amount    Shares   Amount     CAPITAL      OPTIONS    COMPENSATION
                       ------    ------    ------   ------    ----------   ----------  ------------
Balance at
  January 31, 2002....   710     $4,263       2       $1       $143,705      $ --         $(255)
Stock option and
  warrant exercises
  (Notes I, J and M)..     1          9                              (9)
Unrealized losses on
  available for sale
  securities (Note B).
Deferred stock
  compensation
  of subsidiary
  (Note B)............                                              183                    (183)
Expenses paid with
  stock issuances
  (Note I)............   175      1,046                           1,008
Amortization of
  deferred stock
  compensation
  (Note B)............                                                                      433
                       ------    ------    ------   ------    ----------   ----------  ------------
Net loss..............
                       ------    ------    ------   ------    ----------   ----------  ------------
BALANCE AT
  JANUARY 31, 2003....   886     $5,318       2       $1       $144,887      $ --          $ (5)
                       ======    ======    ======   ======    ==========   ==========  ============

                                        TREASURY
                                         STOCK            OTHER         TOTAL
                        ACCUMULATED  --------------- COMPREHENSIVE  STOCKHOLDERS'
                          DEFICIT    Shares   Amount       LOSS        EQUITY
                        -----------  ------   ------ -------------  -------------
Balance at
  January 31, 2002.....  $(161,326)    1       $(69)     $24,160      $10,479
Stock option and
  warrant exercises
  (Notes I, J and M)...                                                     0
Unrealized losses on
  available for sale
  securities (Note B)..                                  (21,232)     (21,232)
Deferred stock
  compensation
  of subsidiary
  (Note B).............                                                     0
Expenses paid with
  stock issuances
  (Note I).............                                                 2,054
Amortization of
  deferred stock
  compensation
  (Note B).............                                                   433
  conversion amount
  related to debentures
  (Note F).............
                       -----------  ------   ------   -----------  ------------
Net loss...............   (26,210)                                    (26,210)
                       -----------  ------   ------   -----------  ------------
BALANCE AT
  JANUARY 31, 2003....  $(187,536)    1       $(69)      $2,928      $(34,476)
                       ===========  ======   ======   ===========  ============


See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2002


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                              COMMON           PREFERRED
                              STOCK              STOCK         ADDITIONAL    NOTES        DEFERRED
                         ----------------   ----------------     PAID IN   RECEIVABLE      STOCK
                         Shares    Amount   Shares    Amount     CAPITAL     OPTIONS    COMPENSATION
                         ------    ------   ------    ------   ----------  ----------   ------------
Balance at
  January 31, 2001......   630     $3,782      2       $1       $114,994    $(5,034)       $(880)
Debentures
  private placement
  (Notes F).............    24                                    20,676
Stock option and
  warrant exercises
  (Notes I, J and M)....   (20)        23                         (1,321)     5,034
Unrealized losses on
  available for sale
  securities (Note B)...
Deferred stock
  compensation
  of subsidiary
  (Note B)..............                                             187                    (187)
Expenses paid with
  stock issuances
  (Note I)..............                                             (18)
Amortization of
  deferred stock
  compensation
  (Note B)..............                                                                     812
Private placement
  subsidiary (Note J)...    76        458                          9,187
Deemed dividend
  (Note I)..............
Net loss................
                         ------    ------   ------    ------   ----------  ----------   ------------
BALANCE AT
  JANUARY 31, 2002......   710     $4,263      2       $1       $143,705        $--        $(255)
                         ======    ======   ======    ======   ==========  ==========   ============


                                          TREASURY
                                            STOCK          OTHER         TOTAL
                          ACCUMULATED  --------------- COMPREHENSIVE  STOCKHOLDERS'
                            DEFICIT    Shares   Amount     LOSS         EQUITY
                          -----------  ------   ------ -------------  ------------
Balance at
  January 31, 2001......   $(118,010)     1      $(69)    $44,949      (39,773)
Debentures
  private placement
  (Notes F).............                                               $20,676
Stock option and
  warrant exercises
  (Notes I, J and M)....                                                 3,736
Unrealized losses on
  available for sale
  securities (Note B)...                                  (20,789)     (20,789)
Deferred stock
  compensation
  of subsidiary
  (Note B)..............
Expenses paid with
  stock issuances
  (Note I)..............                                                   (18)
Amortization of
  deferred stock
  compensation
  (Note B)..............                                                   812
Private placement
  subsidiary (Note J)...                                                 9,645
Deemed dividend
  (Note I)..............        (180)                                     (180)
Net loss................     (43,136)                                  (43,136)
                          -----------  ------   ------  -----------  ------------
BALANCE AT
  JANUARY 31, 2002......   $(161,326)     1      $(69)   $24,160       $10,479
                          ===========  ======   ======  ===========  ============


See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2001


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                           COMMON             PREFERRED
                            STOCK               STOCK        ADDITIONAL      NOTES        DEFERRED
                     -----------------   ------------------   PAID IN     RECEIVABLE       STOCK
                      Shares    Amount    Shares     Amount   CAPITAL       OPTIONS     COMPENSATION
                     -----------------   ------------------  ----------   -----------  --------------
Balance at
  January 31, 2000      574    $3,445       5         $1      $102,418      $--            $--
Preferred stock
  conversions
  (Note I)............    8        50      (3)        --           (50)
Stock option and
  warrant exercises
  (Notes J, K and M)..   46       276                            8,619      (5,034)
Unrealized losses on
  available for sale
  securities
  (Note B)............
Deferred stock
  compensation
  of subsidiary
  (Note B)............                                           2,788                    (2,788)
Amortization of
  deferred stock
  compensation
  (Note B)............                                             --                      1,908
Distribution of
  shares of
  subsidiary
  (Note A)............
Deemed dividend
  (Note J)............
Dividends paid
  (Note I)............    2        11                            1,219
Net loss..............
                        ---    ------     ---       ----      --------     -------         -----
BALANCE AT
JANUARY 31, 2001.....   630    $3,782       2       $  1      $114,994     $(5,034)        $(880)
                        ===    ======     ===       ====      ========     =======         =====


                                                   TREASURY
                                                     STOCK                  OTHER            TOTAL
                         ACCUMULATED     ----------------------------    COMPREHENSIVE   STOCKHOLDERS'
                           DEFICIT          Shares         Amount            LOSS           EQUITY
                         -----------     ------------    ------------    -------------   ------------
Balance at
  January 31, 2000....     $(67,771)              1             $(69)      $164,514        $202,538
Preferred stock
  conversions
  (Note I)............                                                                           --
Stock option and
  warrant exercises
  (Notes J, K and M)..                                                                        3,861
Unrealized losses on
  available for sale
  securities
  (Note B)............                                                     (119,565)       (119,565)
Deferred stock
  compensation
  of subsidiary
  (Note B)............                                                                           --
Amortization of
  deferred stock
  compensation
  (Note B)............                                                                        1,908
Distribution of
  shares of
  subsidiary
  (Note A)............       (5,122)                                                         (5,122)
Deemed dividend
  (Note J)............       (1,982)                                                         (1,982)
Dividends paid
  (Note I)............       (1,230)                                                             --
Net loss..............      (41,905)                                                        (41,905)
                          ---------             ---             ----        -------         -------
BALANCE AT
JANUARY 31, 2001......    $(118,010)              1             $(69)       $44,949         $39,733
                          =========             ===             ====        =======         =======


See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Year Ended January 31,
                                                                              ----------------------------------
                                                                                 2003         2002       2001
                                                                              -----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................    $  (26,210)  $(43,136)  $(41,905)
                                                                              -----------  ---------  -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
       Intangible assets valuation allowances (Note B)....................            --         --        435
       Depreciation and amortization......................................         4,063      2,794      4,386
       Accounts receivable, option receivables and inventory reserves
         (recoveries)...................................................          (1,020)     9,309      6,347
       Expenses paid through issuances of securities......................         2,054      1,309         --
       (Gain) loss on sale of marketable securities.......................       (14,249)     1,204     (7,622)
       Non-cash interest on debentures (Note F)...........................         6,894        994         --
       Deferred and other stock compensation (Note B).....................           433        812      1,908
       Other non-cash.....................................................            --        794         --
     Changes in assets and liabilities net of effects of business entity divestitures:
         (Increase) decrease in accounts receivable.......................         3,020      6,360    (15,597)
         (Increase) decrease in inventories...............................         5,381     (8,247)   (11,201)
         (Increase) decrease in other current assets......................           511       (438)     1,191
         Increase (decrease) in accounts payable..........................          (440)    (2,729)     4,951
         Increase (decrease) in deferred revenue..........................         3,637         --         --
         Increase (decrease) in accrued expenses..........................         1,681       (751)     5,303
         Increase (decrease) in other current liabilities.................            55        (63)       122
                                                                              -----------  ---------  ---------
     NET CASH USED IN OPERATING ACTIVITIES................................       (14,190)   (31,788)   (51,682)
                                                                              -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.....................................        (3,333)    (3,235)   (14,413)
   Cash received from sale of marketable securities and other investments
     (Notes A and B)                                                              17,178        144     13,393
   Expenditures for investments...........................................        (5,025)        --     (7,111)
   Purchase of other assets (Note B)......................................           280       (895)        --
   Other receivables (Note M).............................................            --         --      2,621
   Cash of former subsidiary (Note A).....................................            --         --     (6,961)
                                                                              -----------  ---------  ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..................         9,100     (3,986)   (12,471)
                                                                              -----------  ---------  ---------

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
                                 (In Thousands)

                                                                                    Year Ended January 31,
                                                                             --------------------------------------
                                                                                2003          2002         2001
                                                                             ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt, net of repayments (Note D)............          (1,043)        (172)         (56)
   Proceeds from long-term debt (Note E)................................              --           26        2,412
   Repayment of long-term debt (Note E).................................            (363)         (39)         (99)
   Proceeds from debentures (Note F)....................................              --       29,749           --
   Proceeds from convertible preferred stock issued by subsidiary
     (Note J)...........................................................              --           --       46,638
   Proceeds from common stock issued by subsidiary (Note I).............              --           --        7,851
   Proceeds from common stock (Note I)..................................              --        9,645           --
   Proceeds from stock option and warrant exercises (Notes I, J and K)..              --          861        3,861
   Other................................................................              --          (18)          --
                                                                             ------------  -----------  -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................        (1,406)      40,052       60,607
                                                                             ------------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          (6,496)       4,278       (3,546)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........................          14,243        9,965       13,511
                                                                             ------------  -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............................        $  7,747     $ 14,243      $ 9,965
                                                                             ============  ===========  ===========




See accompanying notes to consolidated financial statements.

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

A. THE COMPANY AND BASIS OF PRESENTATION

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates.

       We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc. ("SNI"), the Company's principal operating subsidiary has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. In addition, we have incurred significant restructuring costs of approximately $2.8 million in 2003 associated with restructuring of our obligations under our Senior Convertible Debentures and Series A Preferred Stock Holders obligations. While we feel these restructuring costs are beneficial to our long-term survival in a depressed telecom market, there is no certainty the restructuring will be approved by the shareholders or will close with our Series A Holders and Senior Convertible Debenture Holders even with Shareholder approval.

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

       Digi International, Inc. and NETsilicon, Inc. -- On September 15, 1999, NETsilicon, Inc. ("NSI") completed an initial public offering in which 6,037,500 shares of its common stocks were sold (3,537,500 shares by NSI and 2,500,000 shares by us). NSI received net proceeds of $22.3 million and we received net proceeds of $15.4 million. In addition, NSI repaid advances due us of $5.9 million. In connection with the initial public offering by NSI, our remaining 55% interest became non-voting shares. Accordingly, our financial statements reflected the results of operations of NSI through September 14, 1999 at which time our remaining interest was accounted for as an "available for sale security." Under this accounting, the 7.5 million shares of NSI held by us were marked-to-market at the end of each reporting period with the difference between our basis and the fair market value, as reported on NASDAQ, reported as a separate element of stockholders' equity and included in the computation of comprehensive loss.

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

        On February 13, 2002, NSI completed a merger with Digi International, Inc. ("DIGI"). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13.6 million in cash. One December 9, 2002, we sold one-half of our holdings in DIGI for $3.10 per share. The purchaser of the stock was

DIGI, itself. The proceeds from this sale, in the amount of $3.6 million, were deposited on December 13, 2002. The remaining 1,162,341 DIGI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income. The closing price of DIGI common stock on January 31, 2003 was $3.35, and is reflected in the valuation of our marketable securities as of that date.

       Entrada Networks, Inc. -- On August 31, 2000, we completed a merger of our then subsidiary Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. ("ENI"). We purchased 93,900 shares of Sync in the open market during June and July 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

       Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our ENI shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an ENI share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares, which were granted and unexercised as of November 20, 2000, would have received a similar number of ENI shares. Prior to January 31, 2001 we distributed 20,182 of our ENI shares upon the exercise of options and as of January 31, 2003 we have reserved 826,000 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our ENI shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5.1 million. In addition, we have granted options to purchase 410,000 of our ENI shares for $3.19 per share (the merger price) to several of our then officers and consultants. In April 2003 our Board of Directors determined that our ENI should be made available for general corporate purposes, and we are no longer reserving any for distribution to option and warrant holders as of November 20, 2000.

       The remaining 326,034 ENI shares owned by us were accounted for as of July 31, 2003 an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation -- The balance sheets and the consolidated statement of operations for the years ended January 31, 2003 and 2002 and the consolidated statement of operations for the year ended January 31, 2001 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances. The consolidated statement of operations for the year ended January 31, 2001 includes the results of Entrada through August 31, 2000 after which date we no longer controlled Entrada. The consolidated group is referred to individually and collectively as the "Company," "We," "Our," or "Us."

       Use of Estimates --The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the years ended January 31, 2003, 2002 and 2001 have been made.

       Cash and Cash Equivalents -- All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

       Accounts and Notes Receivable -- In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment.

       Allowance for Doubtful Accounts -- We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. We generally do not require collateral from our customers.

       Inventory -- Inventory, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. We periodically evaluate our on-hand stock and make appropriate disposition of any stock deemed excess or obsolete. Inventories at January 31, 2003 and 2002 consist of:

                                                                                       2003         2002
                                                                                     ---------- ----------
       Raw material................................................................  $10,767      $14,593
       Work in process.............................................................    2,804          879
       Finished goods..............................................................    6,326        9,806
                                                                                     --------     --------
                                                                                      19,897       25,278
       Less: Valuation reserve.....................................................   (5,963)      (6,468)
                                                                                     --------     --------
                                                                                     $13,934      $18,810
                                                                                     ========     ========



       Marketable Securities -- Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Investments not classified as held to maturity, those for which we have the intent and ability to hold, are classified as available for sale. Our investments in DIGI and ENI are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At January 31, 2003, and 2002 marketable securities were as follows:

                                                                   Cost    Unrealized Gains   Market Value
                                                                  -------- ----------------  --------------
       January 31, 2003:
          DIGI..................................................  $ 1,009      $2,884           $3,893
          Entrada...............................................       22          44               66
                                                                  -------- ----------------  -------------
                                                                  $ 1,031      $2,928           $3,959
                                                                  ======== ================  =============
       January 31, 2002:
          NETsilicon............................................  $ 3,938      $24,142         $28,080
          Entrada...............................................       22           18              40
                                                                  -------- ----------------  -------------
                                                                  $ 3,960      $24,160         $28,120
                                                                  ======== ================  =============


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

       Capitalized leases - Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

        Software Development -- Software development costs where technological feasibility has not been established, are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2003, 2002 and 2001 was $0, $0, and $1,046,
respectively, over 3 to 5 years. Accumulated amortization was $398 as of January 31, 2003 and 2002, bringing the net book value to zero as of January 31, 2003 and 2002.

       Purchased Technology -- Technology assets were acquired in connection with the acquisition of Sciteq. These assets were analyzed during and after the close of the acquisition. The discounted projected future cash flow from proven technology and software are capitalized and amortized over their remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $2,415 and $1,994 at January 31, 2003 and 2002, respectively.

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

       Research and Development -- We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs." Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain. In-process research and development purchased by us includes the value of products and processes in the development stage and have not reached technological feasibility; this amount is expensed at the date of purchase.

       Other investments -- Other investments, included in other assets, include non-marketable securities held in other companies including a privately held competitive local exchange carrier, and a broadband services carrier, UFO Communications, Inc. ("UFO").

       In November 2000, we sold all our shares in this local exchange carrier for $9,937 and $320 in accumulated, unpaid dividends. Of the total $10,257 due from the purchaser, approximately 7.7% or $787 was held in a segregated escrow account for one year. The gain of $3,701 on the sale of the shares is included in investment income in the accompanying income statement. Due to a dispute, a $787 reserve against the remaining escrow balance was recorded during the fiscal year ended January 31, 2002.

       During the year ended January 31, 2001, we made sales of $5,746, to this local exchange carrier under a long-term equipment financing agreement. The purchase agreement with this customer provides for invoiced installation and other deployment expenses not to exceed 10% of the equipment cost. The terms of the financing agreement provide that the customer may convert any balances outstanding longer than 90 days into a level 35-month term note at 11% per annum interest. We financed $5,971, including deployment expenses of $210, during fiscal 2001 for this customer, which was paid in full including accrued interest during January 2001. We financed $3,328 of receivables, including deployment expenses of $120, during fiscal 2000 for this customer and $3,000 of the then unpaid note was exchanged for our equity interest in the customer. The remaining balance of the note and accrued interest of $344 was paid in cash.

       On November 12, 2002, as part of a strategic relationship, we purchased $5 million of UFO Communications, Inc. Series B preferred stock. UFO provides enterprise broadband optical communications services in major metropolitan areas. UFO currently operates metropolitan optical networks in San Francisco and Chicago. We have already supplied optical networking equipment for these markets.

       Revenue Recognition -- We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

       Warranty and Customer Support -- We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

       Income Taxes -- Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carry forwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note L).

       Advertising -- We expense advertising expenditures as incurred.

       Loss Per Common Share -- We compute earnings per share based on the provision of SFAS No. 128, "Earnings Per Share." Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 2003, 2002 and 2001 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-20 stock split effective October 28, 2002. (See Note M).

       Foreign Currency Translation -- Our foreign operations have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation." For the periods presented the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments would have been included as a separate component of stockholders' equity had such adjustments been material. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

       Stock-Based Compensation -- We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. The amount of deferred stock compensation appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the fiscal years ended January 31, 2003 and 2002, we amortized $250 and $625 of the total $2,604 initially recorded for deferred stock compensation. (See Note J).

       For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for stock-Based Compensation," and Emerging

Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento Networks subsidiary granted by it to its consultants; during the fiscal years ended January 31, 2003 and 2002, we recorded $183 and $187 for options granted to consultants. (See Note J).

       The FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard proves alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, Sorrento has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has made the applicable disclosures in Note K to the consolidated financial statements.

       Computer Software for Internal Use -- Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The adoption of SOP 98-1 had no effect on our financial position or results of operations.

       New Accounting Standards -- In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51,"Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have no variable interest entities and thus this Interpretation is not expected to have a material impact on our financials statements.


       In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.


       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Under current rules, companies can record a liability for restructuring costs when a commitment to a plan of action is made. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements. We will apply this guidance prospectively.

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

       In June 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

       SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We adopted both SFAS 141 and 142 on February 1, 2002, and there was no impact to our financial statements.

C. PROPERTY AND EQUIPMENT

       Property and equipment of the Company consisted of the following components as of January 31, 2003 and 2002:

                                                                                      2003        2002
                                                                                    ----------  ---------
       Manufacturing, engineering and plant equipment and software...............   $ 19,822     $ 15,354
       Office furniture and fixtures.............................................      3,154        4,359
       Land and building.........................................................      6,721        6,650
       Leasehold and building improvements.......................................      1,294        1,294
                                                                                    ---------    ---------
          Total property and equipment...........................................     30,991       27,657
       Less: Accumulated depreciation............................................    (13,888)     (10,246)
                                                                                    ---------    ---------
          Net book value.........................................................   $ 17,103     $ 17,411
                                                                                    =========    =========



       Depreciation expense for fiscal 2003, 2002 and 2001 was $3,642, $2,422, and $3,404 and respectively.

D. SHORT TERM DEBT

       Short term debt at January 31, 2003 and 2002 consisted of the following:

                                                                                      2003        2002
                                                                                    ----------  ---------
       Floating interest rate loan (2.5% over Coast's prime rate) secured by all    $    -      $  1,043
          the tangible assets of Meret:...........................................

                                                                                    ==========  =========



       Meret had a line of credit of $2,000 from Coast Business Credit ("Coast"); the line of credit that was collateralized by substantially all the assets of Meret including accounts receivable, inventory and property and equipment. We guaranteed this line to the extent of $1,000. This line of credit provided for interest at 2.5% over the bank's prime rate but not less than 8% (8.75% at May 30, 2002) with a minimum monthly interest of $8. Advances were limited to 80% of eligible accounts receivable and 40% of eligible inventory limited to $740; this line also provides for a $500 letter of credit sub-line. Subsequent to January 31, 2002, the Loan and Security Agreement was amended reducing the line of credit to $1,000, adjusting the advance rate for eligible inventory to 20%, limited to $370, eliminating minimum monthly interest with an expiration date of July 1, 2002. The highest amount outstanding was $999 and $1,259 during fiscal years 2003 and 2002 respectively. The average amount outstanding was $300 and $1,419 during fiscal years 2003 and 2002, respectively.

       The line of credit with Coast Business Credit was terminated in May 2002.


E. LONG TERM DEBT

       Long term debt at January 31, 2003 and 2002 consisted of the following:

                                                                                         2003      2002
                                                                                        -------- ---------
       Variable rate 30 year mortgage note payable (5.5% over LIBOR rate); interest     $ 1,269  $ 1,283
          rate at January 31, 2003 was 8.95%.........................................
       Fixed rate 30 year mortgage note payable; interest rate at January 31, 2003
          was 7.6%...................................................................     2,361     2,385
       Obligations under finance leases (See Note G).................................       237       561
                                                                                        -------- ---------
                                                                                          3,867     4,229
       Less: Current portion.........................................................       223       362
                                                                                        -------- ---------
                                                                                         $3,644    $3,867
                                                                                        ======== =========


       On March 25, 1996, Meret completed the purchase of a 35,000 square foot facility in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of

$1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, adjusted bi-annually. Monthly principal and interest payments are $11. The interest rate at January 31, 2003 was 8.95%.

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

       Long term debt including capitalized leases at January 31, 2003 is payable by year as follows:

       2004...................................................................................      $ 223
       2005...................................................................................        109
       2006...................................................................................         54
       2007...................................................................................         58
       2008...................................................................................         63
       2009 and later.........................................................................      3,360
                                                                                                 ---------
                                                                                                   $3,867
                                                                                                 =========

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

       In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash are amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the year ended January 31, 2003 of $9.6 million included the stated 9.75% interest of $2.3 million which was paid in 174,863 shares of common stock and $292 in cash, amortization of issuance costs of $770, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $6,134. The fiscal 2002 financial statements have been revised to reflect a change in the beneficial conversion feature. The revision had the impact of decreasing additional paid in capital and unamortized debenture discount by approximately $7.7 million. At January 31, 2003 and 2002 debentures payable consists of:

                                                                                            2003        2002
                                                                                         ----------- -----------
       Face Value......................................................................    $ 32,200    $ 32,200
       Issuance costs..................................................................      (2,451)     (2,451)
       Value of warrants and deemed beneficial
              Conversion feature.......................................................     (19,525)    (19,525)
                                                                                         ----------- -----------
                  Debenture book value at issuance.....................................      10,224      10,224
       Accumulated amortization of
              Issuance costs...........................................................         881          92
              Value of warrants and deemed beneficial conversion feature...............       7,016         911
                                                                                         ----------- -----------
                                                                                           $ 18,121    $ 11,227
                                                                                         =========== ===========

We are in the process of a debt and equity restructuring plan that would exchange current outstanding debentures and Series A Preferred stock for common stock and an issuance of a smaller new debenture. See Note R for further information.

G. LEASES, OTHER COMMITMENTS AND CONTINGENCIES
Leases
       Rental expense under operating leases was $1.6 million, $1.3 million, and $1.3 million for the years ended January 31, 2003, 2002 and 2001, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2003:

                                                                                   Capital    Operating
                                                                                   Leases       Leases
                                                                                  ----------  -----------
       2004....................................................................         198          301
       2005....................................................................          55          158
       2006....................................................................          --          131
       2007....................................................................          --           42
       2008                                                                              --           18
                                                                                  ----------  -----------
                                                                                        253          650
                                                                                              ===========
       Less: Amount representing interest......................................         (16)
                                                                                 -----------
       Present value of minimum annual rentals.................................         237
                                                                                 ===========



       The net book value of equipment under capital leases was $657 and $1,071 at January 31, 2003 and 2002, respectively.

Other Commitments

       We previously reimbursed Entrada on a prorata basis for space in its San Diego facility utilized by Meret. During the twelve months ended January 31, 2003 and 2002, we paid $54 and $48 to Entrada under this month to month agreement.

       In March 2001, our Meret subsidiary entered into a $2.7 million supplier agreement. The agreement requires a minimum monthly cash outlay of $50 extending over a period of fifty-four months. The remaining balance at January 31, 2003 of $1.5 million is expected to end in March 2005. The product being acquired is a component used in a product for one of Meret's customers for which there is a five year sales contract.

Contingent Liabilities

         One of our component suppliers is contending that our efforts to reschedule shipments of certain components constitutes an anticipatory breach of the purchase order by which the components were ordered, and has informed us that they believe they are entitled to damages in the approximate amount of $900, despite the fact the goods in question have not as yet been shipped. We do not believe that our supplier can support the amount of the alleged cancellation fee, and we are trying to work out a business solution to the dispute. Our supplier has threatened litigation if the dispute is not satisfactorily resolved and while we believe that our defenses to both liability and damages are strong, we can give no assurance that our position in such litigation would prevail.

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

H. LITIGATION

       On September 10, 2001, holders of a portion of the outstanding Series A Preferred Stock of our Sorrento subsidiary obtained a preliminary injunction from the Delaware Court of Chancery prohibiting SNI from issuing further shares of its Series A Preferred Stock or incurring any additional debt without the consent of the holders of a majority of the currently outstanding shares of such Series A Preferred Stock. On January 23, 2002, the Delaware Supreme Court affirmed the granting of the preliminary injunction.

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

       On December 14, 2001, the plaintiffs filed motions to sequester the common stock of our Sorrento subsidiary owned by Meret and the Sorrento Series A preferred stock that we own, as an alternative method of obtaining jurisdiction over us and Meret in the Delaware litigation. Management also believes that these motions are without merit.

       Currently, hearings on all pending motions have been taken off calendar at the request of all parties, pending the resolution of ongoing settlement discussions between the Company and the plaintiffs. The Exchange Agreement entered into in connection with our proposed capital restructuring provides that this litigation will be dismissed with prejudice against the Company, its subsidiaries, and its current officers and directors, and without prejudice against all other defendants, at the closing of the Agreement. (See Note R).

       During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 accelerated payment to the exercise. In addition, he exercised 25,369 options for which we were contractually obligated to loan the $5.0 million due on the exercise. Mr. Chadha provided us with written notification dated in September 2001 that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

       During December 2001, we entered into an agreement whereby the 25,369-option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. In February 2003, both of these lawsuits were dismissed without prejudice to facilitate settlement negotiations, but they can be refiled at any time. In April 2003, an agreement in principle to settle these lawsuits was reached, subject to the execution of a definitive agreement. There can be no assurance that such a definitive settlement agreement will be executed. Should the cases be refiled, and should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, and/or pay him cash damages, which he alleges to be in excess of $4 million.

       In April 2002, our former Chairman and CEO, Dr. Xin Cheng, filed a claim in arbitration seeking, among other things, payment of $500 and acceleration of the vesting of options pursuant to alleged contractual obligations of our Sorrento subsidiary. The arbitrator has issued a decision favorable to Dr. Cheng, and having exhausted our legal remedies, we have paid Dr. Cheng $610 in full satisfaction of the arbitration award.

       In addition, claims in arbitration have been filed by two of our former financial officers and employees who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. We are disputing these claims, and have filed counterclaims in one of the arbitrations. The aggregate amount of these claims is in excess of $490.

       We have also filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant has filed for protection under the federal bankruptcy laws, and pursuant to the Exchange Agreement entered into in connection with our capital restructuring, we have executed a definitive settlement agreement and a stipulation of dismissal with prejudice resolving this lawsuit in return for a payment of $350 and the return of certain of the equipment previously shipped. We have received the payment of $350 from UPC and, in accordance with the terms of the exchange agreement, have paid that same amount to certain Series A Preferred Stock holders. The equipment has also been returned.

       We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229. We feel these claims are without merit and are vigorously defending the claims. We have also filed counterclaims. Currently, the matter is in the early stages of discovery.

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


I. STOCKHOLDERS' EQUITY

       Effective as of October 28, 2002 we implemented a one-for-twenty reverse split of our outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders will receive a cash payment based on the market price, after adjustment for the effect of the stock combination. The par value of the common stock changed to $6.00 per share and the number of authorized shares decreased from 150 million to 7.5 million shares of common stock. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Preferred stock was not affected.


       We are authorized to issue the following shares of stock:

         7,500,000 shares of Common Stock ($6.00 par value)

         2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

           3,000 shares of Preferred Stock, Series D

           1,000,000 shares of Preferred Stock, Series F

       We have outstanding the following shares of preferred stock:


                                                                      Shares        Par      Liquidation
                                                                   Outstanding     Value     Preference
                                                                   -----------     -----     ----------
       Series D.................................................      1,353        $0.01     $     1,353
                                                                   -----------     -----     -----------
                                                                      1,353        $0.01     $     1,353
                                                                   ===========     =====     ===========


       During January 2001, we issued 86,464 shares of our common stock in conversion of 1,500 shares of our Series D preferred stock. The remaining 1,353 shares of our non-voting, non-dividend bearing Series D preferred stock are being held in escrow pending resolution of acquisition contingencies including liabilities related to funding deficits related to a terminated defined benefit pension plan of Entrada. Payments by the seller towards these liabilities will have no effect on our financial results and payments, if any, by us will reduce the face value of the preferred stock. Each share of Series D preferred stock is convertible into common stock at the market value at the date of conversion and we have the right to redeem the shares prior to conversion for 100% of their conversion value.

J. OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

       Stock Split - In October, 2002, approval was granted for a one-for-twenty reverse stock split effective October 28, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

       Each share of SNI's Series A Preferred Stock is convertible into one share of SNI's common stock at the option of the holder, may vote on an "as converted" basis except for election of directors, and has a liquidation preference of $5.45 per share. The shares are automatically converted into SNI's common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50.0 million. As SNI did not complete a $50.0 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request in writing that SNI redeem them at the adjusted liquidation preference. On receipt of such a request, our Sorrento subsidiary has the obligation to redeem the shares in cash, if funds are lawfully available for such a redemption, or to redeem such pro rata portion as to which a lesser amount of lawfully available funds do exist. In April 2001, our Sorrento subsidiary received written redemption requests from holders of a majority of the Series A shares. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48.8 million was recorded as a deemed dividend during the period from issuance to March 31, 2001. During the year ended January 31, 2003 and 2002, we recorded a deemed dividend of $0 and $180 with respect to the SNI Series A shares.

       As of January 31, 2003 and 2002, the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to request that SNI redeem the shares. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which we do not currently have available or foresee the availability of the near future.

       We made sales of products to affiliates of two of the purchasers of Sorrento's Series A Preferred Stock. During the years ended January 31, 2003 and 2002, we made sales of $29 and $2,076 to the subsidiaries of the purchaser of 33.8% of the shares of which $29 and $1,601 was outstanding at January 31, 2003 and 2002 under 180 days terms. During the fiscal years ended January 31, 2003 and 2002, we made sales of $568 and $2,553 to the subsidiaries of the purchaser of 6.2% of the shares of which $324 and $2 was outstanding at January 31, 2003 and 2002 respectively.

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

       We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following table summarizes the activity in the plans:

Sorrento Networks Corporation (FIBR)

                                                                                         Weighted Average
                                                                      Number of Shares    Exercise Price
                                                                      ----------------   ----------------
       Shares under option at January 31, 2000.....................       109,403             $236.60
          Granted..................................................       193,903             $748.40
          Exercised................................................       (44,545)            $200.20
          Canceled.................................................        (5,400)            $246.20
                                                                      ----------------
       Shares under option at January 31, 2001.....................       253,361             $618.60
          Granted..................................................        43,685             $150.40
          Exercised................................................        (4,913)            $163.40
          Canceled.................................................       (61,606)            $519.60
                                                                      ----------------
       Shares under option at January 31, 2002.....................       230,527             $566.00
          Granted..................................................       112,555             $ 25.31
          Exercised................................................            --               --
          Canceled.................................................       (48,805)            $406.62
                                                                      ----------------
       Shares under option at January 31, 2003.....................       294,277             $387.53

       Additional information relating to stock options outstanding and exercisable at January 31, 2003 summarized by exercise price are as follows:



                                                       Outstanding                 Exercisable
                                              ----------------------------  -------------------------
                                                    Weighted Average
             Exercise Price                   ----------------------------           Weighted Average
                Per Share            Shares   Life (Years)  Exercise Price  Shares   Exercise  Price
             --------------          -------  ------------  --------------  -------  ----------------
       $  4.20 -- $   19.99......     73,044      9.61        $   15.67      43,794      $   14.95
       $ 20.00 -- $   49.99......     10,789      9.33        $   31.70       4,203      $   31.84
       $ 50.00 -- $   99.99......     37,694      8.23        $   57.03      20,837      $   60.88
       $100.00 -- $  199.99......     36,021      6.26        $  142.31      33,879      $  143.69
       $200.00 -- $  299.99......     13,612      3.87        $  243.94      13,612      $  243.94
       $300.00 -- $  399.99......      5,746      7.43        $  355.47       5,746      $  355.47
       $400.00 -- $  499.99......     25,359      7.00        $  447.27      21,194      $  448.69
       $500.00 -- $  599.99......        417      3.84        $  569.20         417      $   69.20
       $600.00 -- $  699.99......          8      7.75        $  623.60           8      $  623.60
       $700.00 -- $  799.99......     32,254      7.29        $  717.91      32,254      $  717.91
       $800.00 -- $  899.99......         --       --            --              --          --
       $900.00 -- $1,382.40......     59,333      7.34        $1,098.45      59,333      $1,098.45
                                     -------                                -------
       $  4.20 -- $1,382.40......    294,277      7.76        $  387.53     235,277      $  469.11
                                     =======                                =======


       At January 31, 2003, the Company has four stock-based employee compensation plans.


                                                                         Years Ended January 31,
                                                                     -------------------------------
                                                                       2003       2002       2001
                                                                     ---------  ---------  ---------
       Net loss:
          As reported..............................................   $(26,210)  $(43,136) $ (41,905)
          Total stock-based employee compensation expense
            determined under fair value based method for all
            awards, net of related tax effects.....................     (5,581)    (3,842)   (61,225)
                                                                     -------------------------------

          Pro forma ...............................................    (31,791)   (46,978)  (103,130)

                                                                     ===============================
       Loss per share:
          Basic EPS as reported....................................   $ (33.29)  $ (62.00) $  (74.20)
                                                                     ===============================
          Pro forma basic EPS......................................     (40.37)    (67.60)   (177.40)
                                                                     ===============================
          Diluted EPS as reported..................................     (33.29)    (76.32)    (74.20)
                                                                     ===============================
          Pro forma diluted EPS....................................     (40.37)    (91.80)   (177.40)
                                                                     ===============================


       The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 2003: expected life of option 3 years, expected volatility of 180%, risk free interest rate of 2.15% to 4.50% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $3.70 to $62.20 and the weighted average was $22.19. The assumptions for the year ended January 31, 2002 were expected life of option 3 years, expected volatility of 140%, risk free interest rate of 2.91% to 4.50% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $46.00 to $112.60 and the weighted average was $83.60. The assumptions for the year ended January 31, 2001 were expected life of option 3 to 5 years, expected volatility of 85%, risk free interest rate of 4.89 to 6.75% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $179.40 to $801.80 and the weighted average was $443.40.

Sorrento Networks Inc.

       In addition SNI adopted its 2000 Stock Option/Stock Issuance Plan in February 2000 under which it has granted options to certain of its employees, directors and consultants. All options are generally granted at prices not less than fair value at the date of grant and generally vest over four years. Eligible individuals may be issued shares of common stock directly, either through immediate purchase of the shares at fair value or as a bonus tied to performance of services or the attainment of prescribed milestones. No milestones were attained and, no stock has been issued under the stock issuance program.

The option activity for this plan for the year ended January 31, 2003 is summarized as follows:


                                                                                        Weighted Average
                                                                    Number of  Shares   Exercise Price
                                                                    -----------------   ----------------
       Shares under option at January 31, 2001...................      18,735,904            $5.34
          Granted................................................       1,193,064            $5.45
          Exercised..............................................         (22,300)           $2.60
          Canceled...............................................      (4,592,236)           $5.52
                                                                      -----------
       Shares under option at January 31, 2002...................      15,314,432            $5.30
          Granted................................................          --
          Exercised..............................................          --
          Canceled...............................................     (12,018,429)           $5.39
                                                                      -----------
       Shares under option at January 31, 2003...................       3,296,003            $4.93


       Additional information relating to the stock options of SNI outstanding and exercisable at January 31, 2003 summarized by exercise price are as follows:


                                                       Outstanding                 Exercisable
                                              ----------------------------  -------------------------
                                                    Weighted Average
             Exercise Price                   ----------------------------           Weighted Average
                Per Share            Shares   Life (Years)  Exercise Price  Shares   Exercise  Price
             --------------          -------  ------------  --------------  -------  ----------------
       $2.00....................      485,211     7.05          $2.00        482,461       $2.00
       $5.45....................    2,810,792     7.26          $5.45      2,679,826       $5.45
                                    ---------                              ---------
       $2.00 - $5.45............    3,296,003     7.22          $4.93      3,162,287       $4.93
                                    =========                              =========


       The holders of the options of our Sorrento subsidiary may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 78 for one. During the year ended January 31, 2003, 2,340,585 shares were exchanged for FIBR options and during January 31, 2002, no options were converted.

Tender Offer
         In May 2002 our Board of Directors approved an employees' stock option exchange program. Under the program, employees holding options to purchase Sorrento Networks Corp. common stock were given the opportunity to exchange certain shares of their existing options, those with exercise prices above $150.00 per share, for new options to purchase an equal number of shares of Sorrento common stock. The new options were granted six months and one day after the cancellation of the old options. The exercise price of the new options was $109.00, the market price on the last reported trading price of Sorrento common stock on their grant date. Options for 34,960 shares of Sorrento Networks Corp. common stock were exchanged in the program. (Adjusted for 1-20 reverse split).

Options held by the company's executives and officers were not included in the exchange program.

L. INCOME TAXES

       Our provision for taxes on income for the years ended January 31, 2003, 2002 and 2001 consists of:

       Year ended January 31, 2003:
          Current.........................................................      $  --
          Deferred........................................................         --
                                                                                --------
          Total...........................................................      $  --
                                                                                ========

       Year ended January 31, 2002:
          Current.........................................................      $  --
          Deferred........................................................         --
                                                                                --------
          Total...........................................................      $  --
                                                                                ========

       Year ended January 31, 2001:
          Current.........................................................      $  --
          Deferred........................................................         --
                                                                                --------
          Total...........................................................      $  --
                                                                                ========

       Our domestic operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and tax attributes arising from acquisitions. We have recorded a 100% valuation allowance against its deferred tax assets, including net operating loss and research credit carry forwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                                                                       2003        2002
                                                                                     --------    --------
       Deferred tax assets:
          Valuation allowances....................................................   $  2,875    $  3,283
          Research and development credits........................................         63          63
          Tax loss carry forwards.................................................     65,754      55,004
          Purchase accounting.....................................................      2,057       2,057
          Depreciable assets......................................................        583         583
          Other liabilities and reserves..........................................      2,738       2,334
                                                                                     --------    --------
            Gross deferred tax assets.............................................     74,070      63,324
          Less: valuation allowance...............................................    (74,070)    (63,324)
                                                                                     --------    --------
            Deferred tax asset....................................................   $     --    $     --
                                                                                     ========    ========


       At January 31, 2003, we had federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carry forwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carry forwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. We believe that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the net operating losses incurred through January 31, 2003. Further ownership changes, such as the pending restructuring agreement, in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. These NOL carry forwards expire as follows:

       2007...................................................       $2,327
       2008...................................................        1,209
       2009...................................................          394
       2010...................................................        3,588
       2011...................................................        2,819
       2012...................................................        4,707
       2018...................................................        8,200
       2019...................................................        3,963
       2020...................................................       45,420
       2021...................................................       36,780
       2022...................................................       32,508
       2023...................................................       22,472
                                                                   --------
                                                                   $164,387
                                                                   ========


       The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2003, 2002 and 2001, is as follows:

                                                                               2003       2001       2001
                                                                             --------   --------   --------
       Income (loss) before income taxes..............................       $(22,610)  $(43,136)  $(41,905)
                                                                             ========   ========   ========
       Theoretical tax (benefit) at 35%...............................         (7,914)   (15,098)   (14,667)
       Impact of purchase accounting..................................             --         --        101
       Impact of non-qualified stock options..........................             --       (434)    (3,978)
       Change in valuation allowance..................................         10,750     16,862     18,499
       Other individually immaterial items............................         (2,836)    (1,330)        45
                                                                             --------   --------   --------
                                                                             $     --   $     --   $     --
                                                                             ========   ========   ========

M.   EARNINGS PER SHARE CALCULATION

       The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 2003, 2002 and 2001 reflect a 1-for-20 reverse stock split effective October 28, 2002.


                                                                               2003       2002       2001
                                                                             --------   --------   --------
       Net loss..................................................            $(26,210)  $(43,136)  $(41,905)
       Less: deemed dividend.....................................                  --       (180)    (1,982)
       Less: preferred dividends paid............................                  --         --         --
       Less: accrued, unpaid preferred dividends.................                  --         --       (118)
                                                                             --------   --------   --------
       Net loss available to common shareholders used in basic
          EPS....................................................            $(26,210)  $(43,316)  $(44,005)
                                                                             ========   ========   ========
       Average number of common shares used in basic EPS.........             787,407    698,303    593,742
                                                                             ========   ========   ========


       We incurred a net loss for the years ending January 31, 2003, 2002 and 2001. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and nonvested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                              2003        2002       2001
                                                                           ----------   --------   --------
       Net loss available to common shareholders used in basic
          EPS...................................................           $  (26,210)  $(43,316)  $(44,005)
       Interest on convertible debt (net of tax)................               (4,826)   (18,405)        --
                                                                           ----------   --------   --------
       Net loss available to common shareholders after
          Assumed conversions of dilutive securities............           $  (31,036)  $(61,721)  $(44,005)
                                                                           ==========   ========   ========
       Average number of common shares used in basic EPS........              787,407    698,303    592,742
       Effect of dilutive securities:
          Convertible preferred stock...........................                   --         --      1,102
          Stock benefit plans...................................                   --         --     81,413
          Stock benefit plan of SNI.............................                   --         --         --
          Warrants..............................................                   --         --      4,670
          Convertible debentures................................              223,301    110,437         --
                                                                           ----------   --------   --------
       Average number of common shares and dilutive potential
          common stock used in diluted EPS......................            1,010,708    808,740    679,927
                                                                           ==========   ========   ========


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

       In February 2003 we entered into a consulting agreement with Mr. Robert Hibbard, a member of the Board of Directors, to provide services to the company at a consulting rate of $175 per hour plus a retainer of $20 thousand per month for six months. Mr. Hibbard agrees to make himself available to the Company for not less than 20 hours per week. The term of this agreement is for twelve months, but may be terminated after six months by either party, with or without cause, upon 5 days written notice. This agreement supersedes his August 2002 consulting agreement. Nearly all of Mr. Hibbard's consulting work for us has involved matters being considered or reviewed by the board or by committees of the board. His work has included structuring and implementing our 2003 Equity Incentive Plan for employees, participation in settlement negotiations for pending litigation, assistance in our capital restructuring and improving our intellectual property policies and procedures, among other matters. In fiscal year 2003 Mr. Hibbard was paid $92 thousand in consulting fees.

       During fiscal 2002, we paid a total of $55 thousand to Phillip W. Arneson as a Director of the Company. The amounts paid included $24 thousand for consulting work performed for a special Committee of the Board, $21 thousand for various other consulting services including outsourcing advice and organizational matters, attendance fees of $6 thousand for Board and Committee meetings and $5 thousand in reimbursable expenses. Consulting fees were paid at a rate equal to normal fees for attendance at Board meetings.

       During July 2000 we agreed to loan $300 thousand for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to Mr. Jacobson in connection with accepting employment as our Senior Vice President, Legal. This is a full recourse loan and Mr. Jacobson has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Mr. Jacobson has received $300 thousand in advances under this loan agreement for which the interest rate is 6.6%. On July 3, 2002 a new note covering the $300 thousand was incorporated in Mr. Jacobson's employment contract. The term remained the same as the July 2000 note, with all unpaid, accrued interest and principal due and payable on August 30, 2003. In December 2002, Mr. Jacobson paid $39 thousand on his loan that included payment of all prior interest due and the remainder applied to his principal balance. As of January 31, 2003 Mr. Jacobson's loan outstanding to the Company totaled $298 thousand.

       During June 2000, we entered into various agreements with Par Chadha, our former CEO and Chairman, which, among other matters, provides for payments of $250 thousand per year for three years of consulting services and loans by us for the exercise of previously granted options to acquire 58,925 options at prices varying from $140.60 to $985.00 per share. As the members of our Board of Directors at the time of his resignation ceased to represent more than 50% of the Board in October 2000, all payments for consulting services were accelerated and no future consulting services are required. During October 2000, Mr. Chadha exercised 3,556 options, applying the $500 thousand accelerated payment to the exercise. In addition, he exercised 25,369 options for which we are contractually obligated to loan the $5.0 million due on the exercise. During September 2001, Mr. Chadha notified us that he does not have any obligations under the agreements. We have notified him that we do not agree with his interpretation of his repayment obligations under the terms of the agreements.

       During December 2001, we entered into an agreement whereby the 25,369 option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. The required non-cash expense as a result of the rescission equal to the difference between the amount of the loan receivable and the market value of the returned shares was recorded as a reserve of $2.7 million against the receivable during the year ended January 31, 2002 and is included in other operating expenses in the accompanying income statement. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. An agreement in principle to resolve this dispute has been reached, see details in Note H.

       On September 30, 2001, our then Chairman and CEO executed a two year consulting agreement with Leonard Hecht, A FORMER EMPLOYEE OF THE COMPANY, whereby Mr. Hecht is to be paid a salary at $250 thousand per year plus benefits and the vesting of all his options to acquire our common stock. We have since stopped making payments under this agreement, and have been notified by Mr. Hecht that he believes we have thereby breached this agreement.

       In September 2000, our then Board of Directors approved a two year consulting agreement with Rohit Phansalkar, A FORMER EMPLOYEE OF THE COMPANY, whereby he is paid a salary of $250 thousand per year plus benefits and the vesting of all his options to acquire our commons stock. This agreement was amended in July 2001.


O. SUPPLEMENTAL CASH FLOW DISCLOSURES

       Interest expense for the years ended January 31, 2003, 2002 and 2001 was $9,619, $3,311 and $918, respectively. During fiscal 2003, $292 was paid in cash and the remaining $9,327 neither provided for nor used cash. For fiscal years 2002 and 2001, the interest expense neither provided nor used cash.

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

       Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at January 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

       The following data shows the customers accounting for more than 10% of net receivables at January 31 2003 and 2002:

                                                                          2003    2002
                                                                          ----    ----
       Customer A.....................................................    29.6%   20.4%
       Customer B.....................................................    18.7      --
       Customer C.....................................................      --    19.8
       Customer D.....................................................    15.9    13.9
       Customer E.....................................................      --    24.7
       Customer F.....................................................    31.2     3.9


       The following data shows the customers accounting for more than 10% of net sales during the years ended January 31, 2003, 2002 and 2001:

                                                                          2003    2002    2001
                                                                          ----    ----    ----
       Customer A.....................................................    23.0%   14.9%    8.2%
       Customer B.....................................................    19.0    23.9    15.7
       Customer C.....................................................    12.2    16.3     2.8
       Customer D.....................................................     1.3     7.8    21.7
       Customer E.....................................................     0.6     6.9    10.9
       Customer F.....................................................      --     5.6    12.2


Q. SUBSEQUENT EVENTS

Litigation resolution

       On March 4, 2003, SNI and UPC executed a Settlement Agreement resolving the litigation between SNI and UPC, exchanging mutual releases, and dismissing the litigation against UPC with prejudice, in exchange for the return of certain equipment by UPC and the payment of $350 thousand. We have received the payment of $350 from UPC and, in accordance with the terms of the Exchange Agreement, have paid that same amount to certain Series A Preferred Stock holders to defray legal costs incurred by them. The equipment has also been returned.

       In April 2003, an agreement in principle was reached to settle our dispute with Par Chadha and the other parties to our dispute with Mr. Chadha, subject to the execution of a definitive agreement. There can be no assurance that such a definitive agreement will be executed.

Nasdaq

         On March 6, 2003 we presented before the Nasdaq Panel our reasons for the request for an extension of time to complete our restructuring plans. On April 4, 2003, the Panel issued a decision extending until May 16, 2003, our time to demonstrate compliance with the minimum shareholder equity standard. As our current plan is to close the capital restructuring, subject to shareholder approval, on or about May 21, 2003, we are asking the Panel for a short extension on the May 16 deadline. While there can be no assurance that the Panel will grant this extension, our understanding is that Panels customarily grant such short extensions under circumstances such as these.

         If our stock is delisted from Nasdaq, the ability of holders of our common stock to sell our stock could be adversely affected, our ability to secure future funding might be severely impacted, and there could be a material adverse effect on our financial condition.


R. RESTRUCTURING AGREEMENT IN PRINCIPLE

         On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplate an exchange (the "Exchange") of the Debentures and the Preferred Stock at a closing into shares of common stock and $12.5 million of our new 7.5% secured convertible debentures (the "New

Debentures"). Certain holders of the Preferred Stock would also receive additional New Debentures of approximately $600,000 to pay certain legal fees.

         The shares of common stock and the New Debentures to be issued in the Exchange will represent, in the aggregate, approximately 87.5% of our common stock on a diluted basis. This percentage takes into account the total number of existing shares outstanding, the shares to be issued to the holders of the Debentures and the Preferred Stock at the closing, the shares issuable upon conversion of $12.5 million of New Debentures, and the shares issuable upon conversion of warrants to be issued to existing shareholders. This percentage does not take into account new employee stock options, shares issuable upon conversion of approximately $600,000 in New Debentures to be issued to certain holders of the Preferred Stock to pay certain legal fees, and certain other issuances. The exact number of shares of common stock that will be issued to the holders of the Debentures and the Preferred Stock upon consummation of the Exchange will depend on the conversion price of the New Debentures, which will not be known until shortly before closing. The New Debentures that will be issued in the Exchange (not including the New Debentures to be issued in satisfaction of legal fees) will be convertible into not less than 8.75%, or more than 26.25%, of our shares of common stock, calculated on the same diluted basis.

         The Exchange Agreement contemplates that our existing shareholders will retain 7.5% of our common stock on the same diluted basis, and will receive non-transferable warrants to purchase approximately 5% of our common stock, exercisable beginning one year after the closing at a 10% premium over an average closing price of our stock prior to the closing of the Exchange. We will establish a record date not more than ten business days prior to the closing to determine the specific holders of our common stock who will be entitled to receive the warrants. The warrants will be exercisable at any time prior to August 2, 2007, provided that any such exercise of the warrants will be subject to the effectiveness of a registration statement with respect to the common shares to be issued upon exercise of the warrants. We may repurchase the warrants for a nominal price, upon 30 days prior notice, at any time after the volume-weighted average market price of our common stock for any ten consecutive trading days equals or exceeds 150% of the exercise price.

         The New Debentures will mature on August 2, 2007 and will be convertible at any time at the option of the holder at a conversion price equal to the reference price into shares of our common stock. However, the number of shares issuable upon conversion of the New Debentures on a diluted basis as of the closing cannot represent less than 8.75%, or more than 26.25%, of our shares of common stock. Subject to certain limits, interest on the new debentures may be paid, at our option, either in cash, additional new debentures or our common stock.

         The new debentures would include covenants restricting our ability to incur senior or subordinated debt or preferred stock other than $5 million in lease or equipment financing and a $5 million revolving credit facility (up to $10 million with certain consents), as well as other standard covenants and protective provisions. At any time prior to the maturity date, we may redeem for cash on a pro rata basis some or all of the new debentures at par, plus accrued interest.

         At the closing of the restructuring transaction, the New Debentures will be secured by substantially all of our assets and those of our subsidiaries (with certain exceptions, including the real estate owned by Meret Communications, Inc., and Sorrento Valley Real Estate Holdings, LLC). No later than one year following the closing date, we must provide a second mortgage on such real estate as security for the New Debentures. When we have done so and we have merged our subsidiaries into us, most of the remaining collateral will be released or subordinated at our request to permit us to obtain a secured loan from a bank.

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

         The Series A holders as a group may request, on or before the closing, that we appoint one new director to our Board of Directors. The debenture holders as a group may also request, on or before the closing, that we appoint one new director to our Board of Directors. The new director(s) would continue in office until the next regularly scheduled annual meeting of our shareholders and shall be nominated for re-election at such meeting.

         No later than the day before the closing date of the restructuring transaction, we will merge with and into a to-be-formed Delaware corporation, which will be formed solely for the purpose of effecting the change in our state of incorporation from the State of New Jersey to the State of Delaware. Promptly after the closing date of the restructuring transaction, and in no event later than one year after the closing date, our subsidiaries, Sorrento Networks, Inc., Meret Communications, Inc., and Sorrento Valley Real Estate Holdings, LLC, will be merged with and into us.

         While we are working to complete the restructuring plan and consummate the exchange, our ability to do so is not certain, and depends on many factors, including but not limited to our ability to satisfy or obtain waivers with regard to the conditions in the definitive agreement, obtain the requisite consents from the debenture holders and Series A shareholders, pay the substantial legal costs associated with the restructuring from existing capital resources, and raise additional capital in a timely manner. If we are not able to carry out the restructuring plan embodied in the letter of intent, we will have to explore other alternatives on an expedited basis. There can be no assurance, however, that we will be able to find an acceptable alternative.

       If we are not successful in the restructuring we will be delisted from Nasdaq, this delisting would constitute a triggering event that would allow our debenture holders to request accelerated payment of their debentures at 125% of the face value, this condition gives rise to substantial doubt about the Company's ability to continue as a going concern. If such an event were to occur, we would not have the financial resources to repay such a request, thus resulting in a default under the debenture agreement.

S. SEGMENT INFORMATION

       Information for the years ended January 31, 2003, 2002 and 2001 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows; Sorrento Networks, Meret Optical and other. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. We have no material long term assets outside the United States. The accounting policies of the segments are the same as the policies described in the "Summary of Significant Accounting Policies." Each segment operates independent of one another. The company evaluates the performance of each segment and distributes resources to them based on earnings before income taxes, excluding corporate charges ("Segment Operating Profit").


Geographical Information

         The table below present external revenues based on the locations of the customer:

                                                                                2003      2002       2001
                                                                               -------   -------   -------
Net sales:
   United States..........................................................     $14,803   $28,341   $36,923
   Asia...................................................................         865     1,340       247
   Europe.................................................................       9,469    10,130     7,285
   Other..................................................................          --     1,016       186
                                                                               --------  -------   -------
     Total net sales......................................................     $25,137   $40,827   $44,641
                                                                               =======   =======   =======


Products and Service Revenue

         The table below presents external revenues for groups of similar products and services:

                                                                                2003      2002       2001
                                                                               -------   -------   -------
Net sales:
   Optical networking ....................................................     $22,373   $36,034   $38,369
   Switching and access...................................................       2,764     4,793     6,272
                                                                               -------   -------   -------
     Total net sales......................................................     $25,137   $40,827   $44,641
                                                                               =======   =======   =======


Supplemental Segment Information:

                                                            Sorrento   Meret
                                                            Networks  Optical   Other   Consolidated
                                                            --------  -------  -------  -----------
As of January 31, 2003:
Revenues from external customers......................      $ 22,373  $ 2,764  $    --     $  25,137
Cost of goods sold....................................        19,257    2,560       --        21,817
   Gross profit.......................................         3,116      204       --         3,320
Operating income/(loss) from operations...............       (25,017)  (1,329)  (4,929)      (31,329)
Depreciation and amortization expense.................         3,257      702      103         4,063
Valuation allowance additions (reductions):
   Receivables and inventory..........................          (704)    (316)      --        (1,020)
Capital asset additions, net..........................         3,201       62       70         3,333
Total assets..........................................        31,497    5,375   18,933        55,805



                                                            Sorrento   Meret
                                                            Networks  Optical   Other   Consolidated
                                                            --------  -------  -------  -----------
As of January 31, 2002:
Revenues from external customers....................        $ 36,034   $4,793  $    --    $   40,827
Cost of goods sold..................................          28,384    3,123       --        31,507
   Gross profit.....................................           7,650    1,670       --         9,320
Operating income/(loss) from operations.............         (28,993)     246   (8,407)      (37,154)
Depreciation and amortization expense...............           2,039      543      212         2,794
Valuation allowance additions:
   Receivables and inventory........................           5,328      269      987         5,597
   Other............................................             812       --    1,788         2,600
Capital asset additions, net........................           3,116       67       52         3,235
Total assets........................................          36,089    7,282   46,968        90,339


                                               Sorrento     Meret    Entrada
                                               Networks    Optical   Networks    Other    Consolidated
                                               ---------   -------   --------   -------   ------------
As of January 31, 2001 except for Entrada
 which is as of August 31, 2000:
Revenues from external customers..........      $ 26,477    $6,272    $11,892   $    --     $  44,641
Cost of goods sold........................        17,344     3,661     10,465        --        31,470
     Gross profit.........................         9,133     2,611      1,427        --        13,171

                                               Sorrento     Meret    Entrada
                                               Networks    Optical   Networks    Other    Consolidated
                                               ---------   -------   --------   -------   ------------
Operating income/(loss) from continuing
   operations...........................         (36,147)    1,031     (7,859)   (7,440)      (50,415)
Depreciation and amortization expense...           2,593       515      1,024       254         4,386
Valuation allowance additions:
     Receivables and inventory..........             642       678      4,327       700         6,347
     Other..............................           1,979        --        434        --         2,413
Capital asset additions, net............           8,320       157        444      5,492       14,413
Total assets...........................           36,524     9,088        n/a     67,511      113,123


T. VALUATION AND QUALIFYING ACCOUNTS

       Changes in the inventory valuation reserve were as follows:
          Balance at January 31, 2000.............................................      $ 4,070
            Additions charged to costs and expenses...............................        3,689
            Amounts used during year..............................................          (55)
            Balance of Entrada at August 31, 2000.................................       (4,912)
          Balance at January 31, 2001.............................................        2,792
            Additions charged to costs and expenses...............................        4,038
            Amounts used during year..............................................         (362)
          Balance at January 31, 2002.............................................        6,468
            Additions charged to costs and expenses...............................        4,152
            Amounts used during year..............................................       (4,657)
          Balance at January 31, 2003.............................................      $ 5,963
                                                                                        =======

       Changes in the accounts receivable valuation reserve were as follows:
          Balance at January 31, 2000.............................................      $ 1,203
            Additions charged to costs and expenses...............................        1,958
            Amounts used during year..............................................         (570)
            Balance of Entrada at August 31, 2000.................................       (1,589)
          Balance at January 31, 2001.............................................        1,002
            Additions charged to costs and expenses...............................        1,558
            Amounts used during year..............................................         (821)
          Balance at January 31, 2002.............................................        1,739
            Additions charged to costs and expenses...............................        1,531
            Amounts used during year..............................................       (2,046)
          Balance at January 31, 2003.............................................      $ 1,224
                                                                                        =======


U. UNAUDITED QUARTERLY FINANCIAL DATA (Unaudited)

Amounts in thousands, except per share amounts.

                                                           First      Second       Third     Fourth
                                                          Quarter     Quarter     Quarter    Quarter      Year
                                                          -------    --------    --------   --------    --------
Year ended January 31, 2003:
   Net sales.........................................     $ 6,003    $  5,199    $  5,525   $  8,410    $ 25,137
   Gross profit (loss)...............................       1,488      (2,300)        962      3,170       3,320
   Income (loss) from operations.....................       3,976     (15,806)     (6,922)    (7,458)    (26,210)
   Net income (loss).................................       3,976     (15,806)     (6,922)    (7,458)    (26,210)
   Net income (loss) per share:
     Basic...........................................        5.60      (21.40)      (8.86)     (8.42)     (33.29)
     Diluted.........................................      (25.20)     (45.20)     (34.54)    (32.64)     (33.29)
Year ended January 31, 2002:
   Net sales.........................................     $14,497    $  7,998    $ 10,066   $  8,266    $ 40,827
   Gross profit......................................       4,929       1,296       1,321      1,774       9,320
   Loss from operations..............................      (5,768)    (10,961)    (15,924)   (10,483)    (43,136)
   Net loss..........................................      (5,768)    (10,961)    (15,924)   (10,483)    (43,136)
   Net loss per share:
     Basic...........................................       (9.00)     (15.40)     (22.24)    (14.80)     (62.00)
     Diluted.........................................       (9.00)     (15.40)     (22.24)    (14.80)     (76.32)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORRENTO NETWORKS CORPORATION

By:     /s/ Joe R. Armstrong                      Date: April 14, 2003
     ----------------------------
     Joe R. Armstrong
     Chief Financial Officer
     Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By:     /s/ Phillip W. Arneson                          Date:  April 14, 2003
     -------------------------------------
     Phillip W. Arneson
     Chairman and Director
     Chief Executive Officer


By:     /s/ Donne F. Fisher                             Date:  April 14, 2003
     -------------------------------------
     Donne F. Fisher
     Director


By:     /s/ Gary M. Parsons                             Date:  April 14, 2003
     -------------------------------------
     Gary M. Parsons
     Director


By:     /s/ Robert L. Hibbard                           Date:  April 14, 2003
     -------------------------------------
     Robert L. Hibbard
     Director


By:     /s/ Larry J. Matthews                           Date:  April 14, 2003
     -------------------------------------
     Larry J. Matthews
     Director

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'

The registered trademark symbol shall be expressed as........................'r'