Form 10-K/A
period 2003-01-31
SORRENTO NETWORKS CORP
filed 2003-05-27
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-K/A
                                 --------------


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


         The New Debentures, which will mature on August 2, 2007, will bear interest at the rate of 7.5% per annum, which is cumulative, accrues daily from the date of issuance, is calculated on the basis of a year composed of twelve thirty-day months, and is due and payable on the first business day of each calendar quarter following the date of issuance of the New Debentures. Subject to certain limitations, interest on the New Debentures may be paid, at our option, in cash, in additional New Debentures or in shares of our common stock. Unpaid interest that is not paid within two business days of its due date, shall bear interest at the lesser of 10.5% or the maximum amount allowed to be charged by law.

         At any time prior to the maturity date of the New Debentures, we may redeem for cash on a pro rata basis some or all of the New Debentures at par, plus accrued interest. We are also required to redeem the New Debentures on a pro rata basis under certain circumstances upon the sale of certain of our assets or those of our subsidiaries. The holders of the New Debentures have the right at any time prior to the maturity date to convert the New Debentures into shares of our common stock at the conversion price, which will be determined at the closing of the restructuring transaction. If any New Debentures remain outstanding on the maturity date, we will redeem them in cash. We are not obligated, and the New Debenture holders are not entitled, to convert the New Debentures if such conversion would mean that the New Debenture holder beneficially owns 9.99% or greater of the number of shares of our common stock which are then issued and outstanding.


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


         For financial statement presentation, the proforma numbers on the Balance Sheet assume the restructuring transaction occurred on January 31, 2003. The Statement of Operations assumes the restructuring transaction occurred on the first day of the year ended January 31, 2003.





         Excluded from the foregoing condensed consolidated pro forma statement of operations is the anticipated gain on debt extinguishment of $18.2 million and the expense related to the issuance of the New Warrants in the amount of $3.4 million. The anticipated gain on debt extinguishment and expenses related to the issuance of the New Warrants are based on a stock price of $6.00 on the day of closing. For each $1.00 increase or decrease in stock price, this gain is affected by $8.3 million. Given a range of closing stock prices of $4.00, $6.00 and $8.00 this gain would be $34.8 million, $18.2 million or $1.7 million respectively.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:


         o Revenue recognition. Revenue is generally recognized when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collections of the resulting receivable is reasonably assured. When title does not pass to the customer at time of shipment, revenue is not recognized until all contractual requirements are met and title has transferred. During this transition period, the amount of the sale and/or installation is shown in deferred revenue.

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


Possible Effects Of Extinguishment of Debt Relating to Restructuring

       As discussed in the unaudited proforma financial statements section of part 1, there is an anticipated gain on debt extinguishment of $18.2 million and the expense related to the issuance of the New Warrants in the amount of $3.4 million. The anticipated gain on debt extinguishment and expenses related to the issuance of the New Warrants is based on a stock price of $6.00 at the time of closing. For each $1.00 increase or decrease in stock price, this gain is affected by $8.3 million. Given a range of closing stock prices of $4.00, $6.00 and $8.00 this gain would be $34.8 million, $18.2 million or $1.7 million respectively.


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


As discussed in Note F, the 2002 Financial Statements have been restated to reflect a change in the calculation of the beneficial conversion feature of the Company's debentures.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 11, 2003

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                         January 31, 2003   January 31, 2002
                                                                                              (Restated)
                                                                         ----------------  -----------------
ASSETS

CURRENT ASSETS
   Cash and equivalents ................................................   $   7,747             $  14,243
   Accounts receivable, net (Notes D, J and S) .........................       5,576                 8,081
   Inventory, net (Notes B, D and S) ...................................      13,934                18,810
   Prepaid expenses and other current assets (Note N) ..................         741                 1,252
   Investment in marketable securities (Note B) ........................       3,959                28,120
                                                                           ---------             ---------

     TOTAL CURRENT ASSETS ..............................................      31,957                70,506
                                                                           ---------             ---------

PROPERTY AND EQUIPMENT, NET (Notes C, D and E) .........................      17,103                17,411
                                                                           ---------             ---------

OTHER ASSETS
   Purchased technology, net (Note B) ..................................         430                   852
   Investment in non-marketable securities (Note B).....................       5,025                 --
   Other assets (Notes A, B and N) .....................................       1,290                 1,471
   Investment in former subsidiary (Note A) ............................        --                      99
                                                                           ---------             ---------

     TOTAL OTHER ASSETS ................................................       6,745                 2,422
                                                                           ---------             ---------

TOTAL ASSETS ...........................................................   $  55,805             $  90,339
                                                                           =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Short-term debt (Note D) ............................................   $    --               $   1,043
   Current maturities of long term debt (Note E) .......................         222                   362
   Accounts payable ....................................................       5,135                 5,575
   Deferred revenue ....................................................       3,700                    63
   Accrued professional fees ...........................................       4,324                 2,103
   Other accrued liabilities and current liabilities ...................       6,236                 6,721
   Due on redemption of preferred security of subsidiary (Note J) ......      48,800                48,800
                                                                           ---------             ---------

     TOTAL CURRENT LIABILITIES .........................................      68,417                64,667
                                                                           ---------             ---------

Long-term debt and capital lease obligations (Note E) ..................       3,644                 3,867
Debentures payable, face amount of $32,200, net of unamortized costs and
   discounts (Note F) ..................................................      18,121                11,227
Dividends payable (Note A) .............................................          99                    99
                                                                           ---------             ---------

     TOTAL LIABILITIES .................................................      90,281                79,860
                                                                           ---------             ---------


COMMITMENTS AND CONTINGENCIES (Notes F, G and H)
STOCKHOLDERS' EQUITY (DEFICIT) (Note I)
   Preferred stock, $.01 par value; liquidation preference $1,353 ......           1                     1
   Common stock, $6.00 par value; 7,500 shares authorized; 887 shares issued and 886 shares outstanding at January 31, 2003; 711 shares
     issued and 710 shares outstanding at January 31, 2002 .............       5,318                 4,263
   Additional paid-in capital ..........................................     144,887               143,705
   Deferred stock compensation .........................................          (5)                 (255)
   Accumulated deficit .................................................    (187,536)             (161,326)
   Accumulated other comprehensive loss ................................       2,928                24,160
   Treasury stock, at cost; 1 share at January 31, 2003 and January 31,
     2002, respectively ................................................         (69)                  (69)
                                                                           ---------             ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..............................     (34,476)               10,479
                                                                           ---------             ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $  55,805             $  90,339
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

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2002
                                   (Restated)

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

       Revenue Recognition -- We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. When title does not pass to the customer at time of shipment, revenue is not recognized until all contractual requirements are met and title has transferred. During this transition period, the amount of the sale and/or installation is shown in deferred revenue.


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


       In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash are amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the year ended January 31, 2003 of $9.6 million included the stated 9.75% interest of $2.3 million which was paid in 174,863 shares of common stock and $292 in cash, amortization of issuance costs of $770, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $6,134. The fiscal 2002 financial statements have been restated to reflect a change in the beneficial conversion feature. The revision had the impact of decreasing additional paid in capital and unamortized debenture discount by approximately $7.7 million. At January 31, 2003 and 2002 debentures payable consists of:


                                                                                             2003        2002
                                                                                                      (Restated)
                                                                                          ----------- -----------
       Face Value......................................................................    $ 32,200    $ 32,200
       Issuance costs..................................................................      (2,451)     (2,451)
       Value of warrants and deemed beneficial
              Conversion feature.......................................................     (19,525)    (19,525)
                                                                                         ----------- -----------
                  Debenture book value at issuance.....................................      10,224      10,224
       Accumulated amortization of
              Issuance costs...........................................................         881          92
              Value of warrants and deemed beneficial conversion feature...............       7,016         911
                                                                                         ----------- -----------
                                                                                           $ 18,121    $ 11,227
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

S. SEGMENT INFORMATION

       Information for the years ended January 31, 2003, 2002 and 2001 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows; Sorrento Networks, Meret Optical and other. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. We have no material long term assets outside the United States. The accounting policies of the segments are the same as the policies described in the "Summary of Significant Accounting Policies." Each segment operates independent of one another. The company evaluates the performance of each segment and distributes resources to them based on earnings before income taxes, excluding corporate charges ("Segment income (loss) from operations"). Any corporate charges that are allocated to the segments are allocated as a percentage of revenue. These charges, if any, are recorded under "other income (expenses)" and are eliminated in the consolidation process. "Other income (expenses) is not shown in the supplemental segment information contained below.


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
                                                                               =======   =======   =======


Supplemental Segment Information:


                                                            Sorrento   Meret
                                                            Networks  Optical   Other   Consolidated
                                                            --------  -------  -------  -----------
As of January 31, 2003:
Revenues from external customers......................      $ 22,373  $ 2,764  $    --     $  25,137
Cost of goods sold....................................        19,257    2,560       --        21,817
   Gross profit.......................................         3,116      204       --         3,320
Segment income/(loss) from operations.................       (25,017)  (1,329)  (4,929)      (31,329)
Depreciation and amortization expense.................         3,257      702      103         4,063
Valuation allowance additions (reductions):
   Receivables and inventory..........................          (704)    (316)      --        (1,020)
Capital asset additions, net..........................         3,201       62       70         3,333
Total assets..........................................        31,497    5,375   18,933        55,805



                                                            Sorrento   Meret
                                                            Networks  Optical   Other   Consolidated
                                                            --------  -------  -------  -----------
As of January 31, 2002:
Revenues from external customers....................        $ 36,034   $4,793  $    --    $   40,827
Cost of goods sold..................................          28,384    3,123       --        31,507
   Gross profit.....................................           7,650    1,670       --         9,320
Segment income/(loss) from operations...............         (28,993)     246   (8,407)      (37,154)
Depreciation and amortization expense...............           2,039      543      212         2,794
Valuation allowance additions:
   Receivables and inventory........................           5,328      269      987         5,597
   Other............................................             812       --    1,788         2,600
Capital asset additions, net........................           3,116       67       52         3,235
Total assets........................................          36,089    7,282   46,968        90,339


                                               Sorrento     Meret    Entrada
                                               Networks    Optical   Networks    Other    Consolidated
                                               ---------   -------   --------   -------   ------------
As of January 31, 2001 except for Entrada
 which is as of August 31, 2000:
Revenues from external customers..........      $ 26,477    $6,272    $11,892   $    --     $  44,641
Cost of goods sold........................        17,344     3,661     10,465        --        31,470
     Gross profit.........................         9,133     2,611      1,427        --        13,171

                                               Sorrento     Meret    Entrada
                                               Networks    Optical   Networks    Other    Consolidated
                                               ---------   -------   --------   -------   ------------
Segment income/(loss) from continuing
   operations...........................         (36,147)    1,031     (7,859)   (7,440)      (50,415)
Depreciation and amortization expense...           2,593       515      1,024       254         4,386
Valuation allowance additions:
     Receivables and inventory..........             642       678      4,327       700         6,347
     Other..............................           1,979        --        434        --         2,413
Capital asset additions, net............           8,320       157        444      5,492       14,413
Total assets...........................           36,524     9,088        n/a     67,511      113,123


T. VALUATION AND QUALIFYING ACCOUNTS

       Changes in the inventory valuation reserve were as follows:
          Balance at January 31, 2000.............................................      $ 4,070
            Additions charged to costs and expenses...............................        3,689
            Amounts used during year..............................................          (55)
            Balance of Entrada at August 31, 2000.................................       (4,912)
          Balance at January 31, 2001.............................................        2,792
            Additions charged to costs and expenses...............................        4,038
            Amounts used during year..............................................         (362)
          Balance at January 31, 2002.............................................        6,468
            Additions charged to costs and expenses...............................        4,152
            Amounts used during year..............................................       (4,657)
          Balance at January 31, 2003.............................................      $ 5,963
                                                                                        =======

       Changes in the accounts receivable valuation reserve were as follows:
          Balance at January 31, 2000.............................................      $ 1,203
            Additions charged to costs and expenses...............................        1,958
            Amounts used during year..............................................         (570)
            Balance of Entrada at August 31, 2000.................................       (1,589)
          Balance at January 31, 2001.............................................        1,002
            Additions charged to costs and expenses...............................        1,558
            Amounts used during year..............................................         (821)
          Balance at January 31, 2002.............................................        1,739
            Additions charged to costs and expenses...............................        1,531
            Amounts used during year..............................................       (2,046)
          Balance at January 31, 2003.............................................      $ 1,224
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