Form 10-Q
period 2003-04-30
SORRENTO NETWORKS CORP
filed 2003-06-16
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                   OF THE SECURITIES EXCHANGE ACT OF 1934
---------
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------           OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-15810

                                 --------------

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                                 --------------

                  Delaware                                    04-3757586
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

             9990 Mesa Rim Road                                  92121
             San Diego, California                            (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 558-3960

                                 --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ----    ----
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Indicate by check mark whether the registrant is an accelerated filer
as defined in rule 12-b2 of the Securities Exchange Act of 1934. Yes     No  X
                                                                    ----    ----

         Common Stock, $0.001 par value per share, Outstanding: 8,915,628 shares at June 6, 2003.

       This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements -- Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

================================================================================

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                            April 30,   January 31,
                                                                                              2003         2003
                                                                                           ----------   ---------
                                                                                           (Unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash and equivalents................................................................    $    3,785  $   7,747
   Accounts receivable, net............................................................         5,000      5,576
   Inventory, net......................................................................        11,973     13,934
   Prepaid expenses and other current assets...........................................           592        741
   Investment in marketable securities.................................................         5,020      3,959
                                                                                           ----------  ---------
     TOTAL CURRENT ASSETS..............................................................        26,370     31,957
                                                                                           ----------  ---------
PROPERTY AND EQUIPMENT, NET............................................................        15,390     17,103
                                                                                           ----------  ---------
OTHER ASSETS
   Purchased technology, net...........................................................           327        430
   Investment in non-marketable securities.............................................         5,025      5,025
   Other assets........................................................................           977      1,290
                                                                                           ----------  ---------
     TOTAL OTHER ASSETS................................................................         6,329      6,745
                                                                                           ----------  ---------
TOTAL ASSETS...........................................................................    $   48,089  $  55,805
                                                                                           ==========  =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long term debt................................................    $      204  $     222
   Accounts payable....................................................................         3,595      5,135
   Deferred revenue....................................................................           373      3,700
   Accrued professional fees...........................................................         3,845      4,324
   Other accrued liabilities and current liabilities...................................         7,223      6,236
   Due on redemption of preferred security of subsidiary...............................        48,800     48,800
                                                                                           ----------  ---------
     TOTAL CURRENT LIABILITIES.........................................................        64,040     68,417
                                                                                           ----------  ---------
Long-term debt and capital lease obligations...........................................         3,597      3,644
Debentures payable, face amount of $32,200, net of unamortized costs and discounts.....        19,940     18,121
Dividends payable......................................................................            99         99
                                                                                           ----------  ---------
     TOTAL LIABILITIES.................................................................        87,676     90,281
                                                                                           ----------  ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; liquidation preference $1,353......................             1          1
   Common stock, $6.00 par value; 7,500 shares authorized; 887 shares issued 886 shares outstanding at April 30, 2003; 887 shares issued 886 shares outstanding at
     January 31, 2003..................................................................         5,318      5,318
   Additional paid-in capital..........................................................       144,933    144,887
   Deferred stock compensation.........................................................            --         (5)
   Accumulated deficit.................................................................      (193,758)  (187,536)
   Accumulated other comprehensive loss................................................         3,988      2,928
   Treasury stock, at cost; 1 share at April 30, 2003 and January 31, 2003,
     respectively......................................................................           (69)       (69)
                                                                                           ----------  ---------
     TOTAL STOCKHOLDERS' DEFICIT.......................................................       (39,587)   (34,476)
                                                                                           ----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................................    $   48,089  $  55,805
                                                                                           ==========  =========

          See accompanying notes to consolidated financial statements.

                SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In Thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                            --------------------
                                                                                               2003       2002
                                                                                            ---------- ---------
NET SALES................................................................................   $   7,861  $   6,003
COST OF SALES............................................................................       5,907      4,515
                                                                                            ---------  ---------
     GROSS PROFIT........................................................................       1,954      1,488
                                                                                            ---------  ---------
OPERATING EXPENSES
   Selling and marketing.................................................................       2,175      3,432
   Engineering, research and development.................................................       1,644      2,534
   General and administrative............................................................       1,599      1,863
   Deferred stock compensation...........................................................          51        106
   Other operating expenses..............................................................         103         97
                                                                                            ---------  ---------
     TOTAL OPERATING EXPENSES............................................................       5,572      8,032
                                                                                            ---------  ---------
LOSS FROM OPERATIONS.....................................................................      (3,618)    (6,544)
                                                                                            ---------  ---------
OTHER INCOME (EXPENSES)
   Investment income.....................................................................          --         94
   Interest expense......................................................................      (2,665)    (1,310)
   Other income (expenses)...............................................................          61         80
   Gain on sale of marketable securities.................................................          --     11,656
                                                                                            ---------  ---------
     TOTAL OTHER INCOME (EXPENSES).......................................................      (2,604)    10,520
                                                                                            ---------  ---------
NET INCOME (LOSS)........................................................................   $  (6,222) $   3,976
                                                                                            =========  =========
EARNINGS (LOSS) PER SHARE:
   NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.........................................   $  (6,222) $   3,976
     BASIC WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING.......................................................................         886        716
                                                                                            ---------- ---------
BASIC NET INCOME (LOSS) PER COMMON SHARE.................................................   $   (7.02) $    5.60
                                                                                            ========== =========
     DILUTED WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING.......................................................................       1,109        946
                                                                                            ---------- ---------
DILUTED NET LOSS PER COMMON SHARE........................................................   $  (14.33) $  (25.20)
                                                                                            ========== =========
COMPREHENSIVE INCOME (LOSS) AND ITS COMPONENTS CONSIST OF
   THE FOLLOWING:
     Net income (loss)...................................................................   $  (6,222) $   3,976
     Components of other comprehensive income (loss):
       Unrealized holding gains (losses) arising during the period.......................       1,060     (1,398)
       Reclassification adjustment for gains included in net income......................          --    (11,656)
                                                                                            ---------- ---------
NET COMPREHENSIVE LOSS...................................................................   $  (5,162) $  (9,078)
                                                                                            ========== =========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
                    For the three months ended April 30, 2003

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                             Preferred
                                             Common Stock      Stock      Additional    Deferred
                                             ------------- --------------   Paid in       Stock
                                             Shares Amount  Shares Amount   Capital    Compensation
                                             ------ ------  ------ ------ ----------   ------------
Balance at January 31, 2003.................  886   $5,318     2     $1    $144,887      $  (5)
Unrealized losses on available for sale
   securities...............................
Deferred stock compensation of subsidiary...                                     46        (46)
Amortization of deferred stock compensation.                                                51
                                              ---   ------    --     --    --------      -----
Net loss....................................
                                              ---   ------    --     --    --------      -----
Balance at April 30, 2003...................  886   $5,318     2     $1    $144,933      $  --
                                              ===   ======    ==     ==    ========      =====

                                                           Treasury
                                                             Stock         Other         Total
                                             Accumulated ------------  Comprehensive  Stockholders'
                                               Deficit   Shares Amount     Loss          Equity
                                             ----------- ------ ------ -------------  -------------
Balance at January 31, 2003.................$(187,536)     1    $(69)     $2,928     $(34,476)
Unrealized losses on available for sale
   securities...............................                               1,060        1,060
Deferred stock compensation of subsidiary...                                               --
Amortization of deferred stock compensation.                                               --
                                             --------     --    ----      ------      -------
Net loss....................................   (6,222)                                 (6,222)
                                             --------     --    ----      ------      -------
Balance at April 30, 2003...................$(193,758)     1    $(69)     $3,988     $(39,587)
                                             ========     ==    ====      ======      =======

          See accompanying notes to consolidated financial statements.

                SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES
                   For the three months ended April 30, 2002

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                             Preferred
                                             Common Stock      Stock      Additional    Deferred
                                             ------------- --------------   Paid in       Stock
                                             Shares Amount  Shares Amount   Capital    Compensation
                                             ------ ------  ------ ------ ----------   ------------

Balance at January 31, 2003.................  710   $4,263     2     $1    $143,705      $(255)
Stock option and warrant exercises..........    1        9                       (9)
Unrealized losses on available for sale
   securities...............................
Realized gains on available for sale
   securities...............................
Deferred stock compensation of subsidiary...                                     45        (45)
Expenses paid with stock issuances..........   16       91                      683
Amortization of deferred stock compensation.                                               106
                                              ---   ------    --     --    --------      -----
Net loss....................................
                                              ---   ------    --     --    --------      -----
Balance at April 30, 2003...................  727   $4,363     2     $1    $144,424      $(194)
                                              ===   ======    ==     ==    ========      =====

                                                           Treasury
                                                             Stock         Other         Total
                                             Accumulated ------------  Comprehensive  Stockholders'
                                               Deficit   Shares Amount     Loss          Equity
                                             ----------- ------ ------ -------------  -------------
Balance at January 31, 2003.................  $(161,32)     1    $(69)    $ 24,160     $(10,479)
Stock option and warrant exercises..........                                                 --
Unrealized losses on available for sale
   securities...............................                                (1,398)      (1,398)
Realized gains on available for sale
   securities...............................                               (11,656)     (11,656)
Deferred stock compensation of subsidiary...                                                 --
Expenses paid with stock issuances..........                                                744
Amortization of deferred stock compensation.                                                106
                                              --------     --    ----     --------     --------
Net loss....................................     3,976                                    3,976
                                              --------     --    ----     --------     --------
Balance at April 30, 2003................... $(157,350)     1    $(69)    $ 11,106     $  2,281
                                              ========     ==    ====     ========     ========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                            Three Months Ended
                                                                                                April 30,
                                                                                          ----------------------
                                                                                             2003        2002
                                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................................  $   (6,222) $    3,976
                                                                                          ----------  ----------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization....................................................       1,040       1,358
       Accounts receivable and inventory reserves.......................................        (189)        716
       Gain on sale of marketable securities............................................          --     (11,656)
       Non-cash interest on debentures..................................................       1,819         774
       Deferred and other stock compensation............................................          51         106
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable.....................................         754      (1,638)
         Decrease in inventories........................................................       1,972       1,061
         Decrease in other current assets...............................................         149          48
         Increase (decrease) in accounts payable........................................      (1,540)      1,032
         Increase (decrease) in deferred revenue........................................      (3,327)         43
         Increase (decrease) in accrued and other current liabilities...................         508         (28)
                                                                                          ----------  ----------
     NET CASH USED IN OPERATING ACTIVITIES..............................................      (4,985)     (4,208)
                                                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposal of property and equipment........................................         775      (1,944)
   Cash received from sale of marketable securities and other investments...............          --      13,574
   Other assets.........................................................................         313           4
                                                                                          ----------  ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES..........................................       1,088      11,634
                                                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt, net.....................................................          --        (153)
   Repayment of long-term debt..........................................................         (65)        (24)
                                                                                          ----------  ----------
     NET CASH USED IN FINANCING ACTIVITIES..............................................         (65)       (177)
                                                                                          ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................      (3,962)      7,249
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........................................       7,747      14,243
                                                                                          ----------  ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............................................  $    3,785  $   21,492
                                                                                          ==========  ==========

          See accompanying notes to consolidated financial statements.

       Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California and various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

Summary of Significant Accounting Policies

Basis of Presentation

       The accompanying financial data for the three months ended April 30, 2003 and 2002 along with financial data for January 31, 2003, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2003.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarters ended April 30, 2003 and 2002 have been made. The results of operations for the quarter ended April 30, 2003 are not necessarily indicative of the operating results for the full year.

       We have incurred significant losses and negative cash flows from operations for the past two years. SNI, our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Further, with the recent downturn in the economic environment and decreases in capital spending by telecom carriers, we believe our current and future revenues could be negatively impacted. However, orders for the quarter ended April 30, 2003 were substantially higher than for the same comparable quarter last year and as a result we believe this upward trend could indicate a potential recovery from the lingering telecom capital expenditure downturn. In either case, future increases in working capital will be required to both maintain and grow our business along with a continued and substantial focus on reducing operating expenses. Given the uncertainty and/or predictability of the telecom market and the limited amount of our existing working capital there can be no assurance that our existing financial resources will be sufficient to cover our operational needs for the next twelve months. If however, our revenues continue to show improvement, we implement our plans on expense reductions and attract additional working capital through the issuance of stock or debt, our balance sheet will be significantly improved and will provide us with the necessary financial resources to meet our operational plans for a period exceeding one year. In addition our auditors have issued a going concern qualification to their opinion on our financial statements for the year-ended January 31, 2003 included in our Annual Report as filed with the SEC on form 10-K regarding the successful approval and completion of our Capital Restructuring Plan, which closed and became effective on June 4, 2003. See the subsequent Events Note in the financials statements included in this quarterly report.

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarters ended April 30, 2003 and 2002 have been made.

       Certain reclassifications have been made to prior year presentations to conform to the 2004 presentation.

Digi International, Inc. and NETsilicon, Inc.

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

       On February 13, 2002, NSI completed a merger with Digi International, Inc. ("DIGI"). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13.6 million in cash. On December 9, 2002, we sold one-half of our holdings in DIGI for $3.10 per share. The purchaser of the stock was DIGI, itself. The proceeds from this sale, in the amount of $3.6 million, were deposited on December 13, 2002. The remaining 1,162,341 DIGI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income. The closing price of DIGI common stock on April 30, 2003 was $4.24, and is reflected in the valuation of our marketable securities as of that date. See Subsequent Events.

       Entrada Networks, Inc.--On August 31, 2000, we completed a merger of our then subsidiary Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. ("ENI"). We purchased 93,900 shares of Sync in the open market during June and July 2000 for $388 and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

       Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our ENI shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an ENI share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares, which were granted and unexercised as of November 20, 2000, would have received a similar number of ENI shares. Prior to January 31, 2001 we distributed 20,182 of our ENI shares upon the exercise of options and as of January 31, 2003 we have reserved 826,000 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders is included in the investment in former subsidiary and dividends payable in the accompanying balance sheet. The aggregate distribution of our ENI shares including the shares reserved for option and warrant holders has been accounted for at our original cost of $5.1 million. In addition, we have granted options to purchase 410,000 of our ENI shares for $3.19 per share (the merger price) to several of our then officers and consultants. In April 2003, our Board of Directors determined that the 826,000 ENI shares should be made available for general corporate purposes, and we are no longer reserving any for distribution to option and warrant holders.

       The remaining 326,034 ENI shares owned by us were accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income.

Deferred Stock Compensation

       We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the three months ended April 30, 2003 and 2002 it amortized $5 thousand and $62 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation.

       For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its consultants; during the three months ended April 30, 2003 and 2002 it recorded $46 thousand and $44 thousand, respectively, for options granted to consultants.

Recent Accounting Pronouncements

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We have adopted FIN No. 46 with no material effect on our financial position or results of operations.

       In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We have adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard did not have any immediate effect on our consolidated financial statements.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of SFAS 143 did not have a material effect on our financial position or results of operations.

Balance Sheet Detail

       Inventories at April 30, 2003 and January 31, 2003 consist of:


                                                                                April 30,     January 31,
                                                                                  2003           2003
                                                                               -----------  -------------
       Raw material.........................................................      $10,478       $11,306
       Work in process......................................................        2,192         2,265
       Finished goods.......................................................        5,255         6,326
                                                                                  -------       -------
                                                                                   17,925        19,897
       Less: Valuation reserve..............................................       (5,952)       (5,963)
                                                                                  -------       -------
                                                                                  $11,973       $13,934
                                                                                  =======       =======


       Marketable Securities--Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Our investments in DIGI and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At April 30, 2003, and January 31, 2003, marketable securities were as follows:


                                                                                  Unrealized     Market
                                                                       Cost          Gains        Value
                                                                     ----------  ------------   ---------
       April 30, 2003:
          Digi....................................................     $1,009         $3,920      $4,929
          Entrada.................................................         22             69          91
                                                                       ------         ------      ------
                                                                       $1,031         $3,989      $5,020
                                                                       ======         ======      ======
       January 31, 2003:
          Digi....................................................     $1,009         $2,884      $3,893
          Entrada.................................................         22             44          66
                                                                       ------         ------      ------
                                                                       $1,031         $2,928      $3,959
                                                                       ======         ======      ======


       Intangible Assets--Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as our purchased technology, will continue to be amortized over their useful lives.

       The net carrying value of finite life intangible assets, consisting of purchased technology, as of April 30, 2003, is $327 thousand, net of amortization and is allocated to the Meret Optical Communications segment.

       The change in the net carrying amount of finite life intangible assets during the three months ended April 30, 2003 is due to amortization of $103 thousand. Annual estimated finite life intangible asset amortization expense for each of the remaining fiscal years is expected to approximate $40 thousand, $40 thousand, and $30 thousand.

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

       In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we have accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which results solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts as well as the issuance costs paid in cash are amortized as additional interest expense over the period the debentures are outstanding. Interest expense during the three months ended April 30, 2003 of $2.6 million included the stated 9.75% interest of $765, amortization of issuance costs of $203, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $1.6 million. At April 30, 2003 and January 31, 2003 debentures payable consists of:


                                                                                    April 30,    January 31,
                                                                                      2003          2003
                                                                                   -----------  ------------
       Face Value................................................................    $ 32,200      $ 32,200
       Issuance costs............................................................      (2,451)       (2,451)
       Value of warrants and deemed beneficial Conversion feature................     (19,525)      (19,525)
                                                                                     --------      --------
          Debenture book value at issuance.......................................      10,224        10,224
       Accumulated amortization of Issuance costs................................       1,084           881
       Value of warrants and deemed beneficial conversion feature................       8,632         7,016
                                                                                     --------      --------
                                                                                     $ 19,940      $ 18,121
                                                                                     ========      ========


       On June 4, 2003 our debt and equity restructuring plan became effective pursuant to which we exchanged current outstanding debentures and Series A Preferred Stock for common stock and an issuance of a smaller principal amount of new debentures. See Subsequent Events.

Stockholders' Equity

       We are authorized to issue the following shares of stock:

             7,500,000 shares of Common Stock ($6.00 par value)

             2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

                   3,000 shares of Preferred Stock, Series D

                   1,000,000 shares of Preferred Stock, Series F

       As of April 30, 2003, we had outstanding the following shares of preferred stock:


                                                                       Shares        Par      Liquidation
                                                                    Outstanding     Value     Preference
                                                                    -------------   -------   ------------

       Series D...................................................      1,353       $0.01        $1,353
                                                                        -----       -----        ------
                                                                        1,353       $0.01        $1,353
                                                                        =====       =====        ======

Other Capital Stock Transactions

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

       As of April 30, 2003 and January 31, 2003, the Series A Preferred Stock has been reclassified as a current liability since the holders have exercised their right to request that SNI redeem the shares. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which we do not currently have available or foresee the availability of the near future. As of June 4, 2003, we have consummated our restructuring transaction and have cancelled all outstanding Series A Preferred Stock. See Subsequent Events.


Stock Option Plans

       We have four stock options plans in effect: The 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. In addition, our shareholders approved a 2003 plan in the form described in our Apri 15, 2003 proxy statement.

       We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

       In order to provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the following table summarizes the pro forma effect of stock-based compensation on net loss and earnings (loss) per share if the optional expense recognition provisions of SFAS 123 had been adopted.

       The fair value of stock options used to compute pro forma net loss and pro forma loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data for expected volatility and expected life of stock options is based upon historical and other data. Changes in these subjective assumptions can materially affect the fair value estimate, and therefore the existing valuation models may not provide a reliable single measure of the fair value of the Company's employee stock options.


                                                                                       For the three months ended,
                                                                                               April 30
                                                                                      ---------------------------
                                                                                          2003           2002
                                                                                      ------------    ----------
       Net earnings (loss):
          As reported....................................................                 $(6,222)       $ 3,976
          Add: Stock-based employee compensation                                               --             --
          Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards, net
            of related tax effects.......................................                    (291)        (1,467)
                                                                                          -------        -------
          Pro forma......................................................                 $(6,513)       $ 2,509
                                                                                          =======        =======

       Earnings (loss) per share:
          Basic EPS as reported..........................................                 $ (7.02)       $  5.60
                                                                                          =======        =======
          Pro forma basic EPS............................................                 $ (7.35)       $  3.50
                                                                                          =======        =======
          Diluted EPS as reported........................................                 $(14.33)       $(25.20)
                                                                                          =======        =======
          Pro forma diluted EPS..........................................                 $(14.59)       $(26.79)
                                                                                          =======        =======


Earnings Per Share Calculation

       The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2003 and 2002.


                                                                               Three Months Ended April 30,
                                                                              ------------------------------
                                                                                  2003             2002
                                                                                --------         --------
       Net income (loss) available to common
          shareholders used in basic EPS...............................         $(6,222)         $ 3,976
                                                                                =======          =======
       Average number of common shares
          used in basic EPS............................................         886,050          716,142
                                                                                =======          =======


       We had a net loss for the quarter ended April 30, 2003. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. Our convertible debentures create a dilutive situation even though the company had a net loss for the quarter. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                            Three Months Ended April 30,
                                                                               2003            2002
                                                                           --------------  --------------
       Net income (loss) available to common
          shareholders used in basic EPS................................      $ (6,222)       $  3,976

       Less: Convertible debt issuance costs............................       (12,260)        (28,620)
       Plus: Convertible debt interest..................................         2,584             774
                                                                              ---------       ---------

       Net loss available to common
          shareholders used in diluted EPS..............................      $  (15,898)       $(23,870)
                                                                              ==========        ========
       Average number of common shares
          used in basic EPS.............................................         886,050         716,142
                                                                              ----------        --------

       Effect of dilutive securities:
       Convertible debentures...........................................         223,301         223,301


       Warrant exercises................................................              --           6,198
                                                                              ----------        --------

       Average number of common shares and dilutive
          potential common stock used in diluted EPS....................       1,109,351         945,641
                                                                              ==========        ========

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

         Currently, hearings on all pending motions have been taken off calendar at the request of all parties. The Exchange Agreement entered into in connection with our recently completed capital restructuring provides that this litigation will be dismissed with prejudice against the Company, its subsidiaries, its current officers and directors, and other defendants who execute an appropriate release, and without prejudice against all other defendants. This dismissal will require court approval, which is in the process of being obtained by counsel for all parties. See Subsequent Events.

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

         During December 2001, we entered into an agreement whereby the 25,369-option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. In February 2003, both of these lawsuits were dismissed without prejudice to facilitate settlement negotiations, but they can be refiled at any time. In April 2003, an agreement in principle to settle these lawsuits was reached, subject to the execution of a definitive agreement. While there can be no assurance that such a definitive settlement agreement will be executed, the Company has been informed by counsel for all parties that the agreement is acceptable and will be signed. Should the cases be refiled, which now appears unlikely, and should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, which would be valued at $292 thousand as of April 30, 2003, and/or pay him cash damages, which he alleges to be in excess of $4 million.

         In addition, claims in arbitration have been filed by two of our former financial officers and employees who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims has been settled, and we are disputing the other claim. The amount of the disputed claim is approximately $195 thousand plus attorneys fees.

         We filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant filed for protection under the federal bankruptcy laws, and pursuant to the Exchange Agreement entered into in connection with our capital restructuring, we executed a definitive settlement agreement and a stipulation of dismissal with prejudice resolving this lawsuit in return for a payment of $350 thousand and the return of certain of the equipment previously shipped. We have received the payment of $350 thousand from UPC and, in accordance with the terms of the exchange agreement, have paid that same amount to certain Series A Preferred Stock holders. The equipment has also been returned. Accordingly, this lawsuit has been dismissed with prejudice.

         We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. We feel these claims are without merit and are vigorously defending the claims. We have also filed counterclaims. In May 2002, the former officer's motion for summary judgment was denied. Currently, the matter is in discovery.

       From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial position, results of operations, or cash flows.

Contingent Liabilities

       In the merger agreement between our predecessor corporation and Sync Research, we agreed to indemnify and hold our former subsidiary, Entrada, harmless against any liability arising after the merger in connection with the termination of a certain pension plan previously maintained by Entrada. In the third quarter of 2003, we were advised by a consultant retained by us and by the successor corporation to the entity from whom we originally purchased the company that became Entrada that the cost of termination of the pension plan in question is in excess of $3.0 million. While we do not believe that we are liable for this cost, it is possible that the successor corporation, which has been funding the pension plan since 1996, may seek a substantial contribution from us towards this liability.

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

       Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at April 30, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

       The following data shows the customers accounting for more than 10% of net consolidated receivables:


                                                                                    April 30,      January 31,
                                                                                      2003            2003
                                                                                 --------------   --------------
       Customer A.............................................................         32.9%            29.6%
       Customer B.............................................................         28.5%             0.2%
       Customer C.............................................................         15.5%            31.2%
       Customer D.............................................................         10.8%            15.9%
       Customer E.............................................................          2.0%            18.7%


       The following data shows the customers accounting for more than 10% of net consolidated sales:

                                                                                    April 30,        April 30,
                                                                                      2003             2002
                                                                                 --------------   --------------
       Customer A..............................................................        34.7%             9.2%
       Customer B..............................................................        21.7%            26.3%
       Customer C..............................................................        11.3%             0.8%
       Customer D..............................................................         7.9%            21.9%

Segment Information

                                                                         Sorrento    Meret
                                                                         Networks   Optical    Other      Total
                                                                         --------   -------   -------    -------
Three Months Ended April 30, 2003
   Revenues from external customers....................................   $ 6,760    $1,101        --    $ 7,861
   Cost of goods sold..................................................     5,053       854        --      5,907
                                                                           ------    ------    ------    -------
     Gross profit......................................................     1,707       247        --      1,954
                                                                           ------    ------    ------    -------

   Segment income (loss) from operations...............................    (2,961)      120      (777)    (3,618)
   Depreciation and amortization expense...............................       887       129        24      1,040
   Valuation allowance additions (reductions):.........................
       Receivables and inventory.......................................      (178)      (11)       --       (189)
   Capital asset disposals, net........................................      (775)       --        --       (775)
   Total assets........................................................    25,005     5,382    17,702     48,089


Three Months Ended April 30, 2002
   Revenues from external customers....................................   $ 4,794    $1,209        --    $ 6,003
   Cost of goods sold..................................................     3,769       746        --      4,515
                                                                          -------   -------    ------    -------
     Gross profit......................................................     1,025       463        --      1,488
                                                                          -------   -------    ------    -------

   Segment income (loss) from operations...............................    (5,719)       22      (847)    (6,544)
   Depreciation and amortization expense...............................       769       133       456      1,358
   Valuation allowance additions:......................................
       Receivables and inventory.......................................       270       447       105        822
   Capital asset additions, net........................................     1,662       212        70      1,944
   Total assets........................................................    59,572     8,187    15,605     83,364

Subsequent Events

Sale of DIGI Stock

       On May 7, 2003, we sold our remaining security interest in DIGI International Inc. (Nasdaq: DGII) for $4.26 per share. The purchaser of the stock was DIGI, itself. The proceeds from this sale, in the amount of $5.0 million, were deposited on May 7, 2003.

Restructuring Plan

The proposed capital and corporate restructuring plan outlined below, was approved by shareholders on May 29, 2003 and was completed and became effective on June 4, 2003.

       On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplate an exchange (the "Exchange") of the Debentures and the Preferred Stock at closing into shares of common stock and $12.5 million of our new 7.5% secured convertible debentures (the "New Debentures"). Certain holders of the Preferred Stock would also receive additional New Debentures of approximately $600 thousand to pay certain legal fees.

       The shares of common stock and the New Debentures to be issued in the Exchange will represent, in the aggregate, approximately 87.5% of our common stock on a diluted basis. This percentage takes into account the total number of existing shares outstanding, the shares to be issued to the holders of the Debentures and the Preferred Stock at the closing, the shares issuable upon conversion of $12.5 million of New Debentures, and the shares issuable upon conversion of warrants to be issued to existing shareholders. This percentage does not take into account new employee stock options, shares issuable upon conversion of approximately $600 thousand in New Debentures to be issued to certain holders of the Preferred Stock to pay certain legal fees, and certain other issuances. We issued 8,029,578 shares of common stock to the holders of the Debentures and the Preferred Stock upon consummation of the Exchange. The New Debentures that were issued in the Exchange (not including the New Debentures to be issued in satisfaction of legal fees) are convertible into approximately 19.5% of our shares of common stock, calculated on the same diluted basis.

       The Exchange Agreement states that our existing shareholders will retain 7.5% of our common stock on the same diluted basis, and will receive non-transferable warrants to purchase approximately 5% of our common stock, exercisable beginning one year after the closing. The exercise price of the warrants is $5.96. The shareholders' date of record to receive warrants is May 28, 2003. The warrants will be exercisable at any time prior to August 2, 2007, provided that any such exercise of the warrants will be subject to the effectiveness of a registration statement with respect to the common shares to be issued upon exercise of the warrants. We may repurchase the warrants for a nominal price, upon 30 days prior notice, at any time after the volume-weighted average market price of our common stock for any ten consecutive trading days equals or exceeds 150% of the exercise price.

       The New Debentures will mature on August 2, 2007 and will be convertible at any time at the option of the holder at a conversion price of $5.42. Subject to certain limits, interest on the New Debentures may be paid, at our option, either in cash, additional New Debentures or our common stock.

       The New Debentures include covenants restricting our ability to incur senior or subordinated debt or preferred stock other than $5.0 million in lease or equipment financing and a $5.0 million revolving credit facility (up to $10.0 million with certain consents), as well as other standard covenants and protective provisions. At any time prior to the maturity date, we may redeem for cash on a pro rata basis some or all of the New Debentures at par, plus accrued interest.

       The New Debentures are secured by substantially all of our assets and those of our subsidiaries (with certain exceptions, including the real estate owned by Meret Communications, Inc., and Sorrento Valley Real Estate Holdings,
LLC). No later than one year following the closing date, we must provide a second mortgage on such real estate as security for the New Debentures. When we have done so and we have merged our subsidiaries into us, most of the remaining collateral will be released or subordinated at our request to permit us to obtain a secured loan from a bank.

       Until one year after the closing and subject to certain exceptions, exchanging holders of Debentures and Preferred Stock who continue to hold common stock received in the Exchange and New Debentures will be entitled to certain weighted average anti-dilution protection for such continued holdings with respect to certain additional issuances of our common stock. In addition, if we are required to issue shares of common stock upon the exercise of any right, option or warrant to purchase common stock that was issued prior to the closing and was not listed on the option schedule to the exchange agreement, then we will issue additional shares of common stock to the exchanging holders, and will adjust the conversion price of the New Debentures sufficient to offset the dilutive impact of such issuances.

       The Series A holders as a group may request that we appoint one new director to our Board of Directors. The Debenture holders as a group may also request that we appoint one new director to our Board of Directors. The new director(s) would continue in office until the next regularly scheduled annual meeting of our shareholders and shall be nominated for re-election at such meeting.

       We merged with and into a newly-formed Delaware corporation immediately prior to the closing of the restructuring, which was formed solely for the purpose of effecting the change in our state of incorporation from the State of New Jersey to the State of Delaware. Promptly after the closing date of the restructuring transaction, and in no event later than one year after the closing date, our subsidiaries, Sorrento Networks, Inc., Meret Communications, Inc., and Sorrento Valley Real Estate Holdings, LLC, will be merged with and into us.

The following table shows a proforma comparison of our balance sheet as of April 30, 2003. It demonstrates, among other things, our positive shareholder equity in excess of $10.0 million, satisfying the applicable NASDAQ listing requirement.



            PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)

                                                               Historical      Proforma       Proforma
                                                             April 30, 2003   Adjustments   April 30, 2003
                                                             --------------   -----------   --------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                          $ 3,785                        $ 3,785
   Accounts receivable, net                                        5,000                          5,000
   Inventory, net                                                 11,973                         11,973
   Other current assets                                              592                            592
   Investment in marketable securities                             5,020                          5,020
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                        26,370           --            26,370
-------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                       15,390                         15,390

OTHER ASSETS                                                       6,329                          6,329
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $48,089                        $48,089
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long term debt                              204                            204
   Accounts payable                                                3,595                          3,595
   Deferred Revenue                                                  373                            373

   Accruals and other current liabilities                            11,068                         11,068
   Preferred Stock                                                   48,800       (48,800)A             (0)
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                      64,040       (48,800)          15,240
----------------------------------------------------------------------------------------------------------

Debentures payable, net of unamortized costs and discounts           19,940       (32,200)B
                                                                                    6,066 B
                                                                                    6,194 B
                                                                                   13,100 C         13,100
Other long-term liabilities                                           3,696                          3,696
----------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                              87,676       (55,640)          32,036
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; liquidation preference $1,353         1                              1
   Common stock                                                       5,318        43,520 D         48,838
   Additional paid in capital                                       144,933         2,933 E
                                                                                   (6,066)B        141,800
   Accumulated deficit                                             (193,758)       (2,933)E
                                                                                   (6,194)B
                                                                                   24,380 B       (178,505)
   Accumulated comprehensive loss                                     3,988                          3,988
   Treasury stock                                                       (69)                           (69)
----------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                    (39,587)       55,640           16,053
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $48,089            --          $48,089
==========================================================================================================

Notes on the Proforma Consolidated Balance Sheet:

A  To record the retirement of the Series A shares.

B To record reacquisition of the Outstanding Debentures, including the reacquisition of the beneficial conversion option associated with the convertible debt. An entry of $6.1 million is recorded to additional paid in capital to reflect the estimated value of the beneficial conversion option at the date of extinguishment. An additional $6.2 million representing the unamortized balance of the previously issued debt costs and incremental value of the beneficial conversion feature not reacquired will be recorded as part of the gain on extinguishment.

C To record the issuance of the Exchange Debentures $12.5 million and the Fee Amount Debentures $600 thousand The Fee Amount Debentures were issued to certain exchanging holders in satisfaction of certain legal fees incurred by them in litigation with the Company.

D To record the value of the new shares of common stock issued to holders of the Outstanding Debentures and Series A. Amount is estimated at 8,029,578 shares at a per share price of $5.42. This is the volume-weighted average closing price of the Company's common stock on the ten trading days ending on the third trading day prior to the closing, which is also the conversion price for the Exchange Debentures and the Fee Amount Debentures.

E To record the upcoming issuance of the New Warrants to existing shareholders. The value of the New Warrants was determined using the Black Scholes option pricing model based on the following inputs: Option price of $5.96, estimated life of 4 years, volatility of 173%, no dividends and a risk free rate of return of 2.3%.


NASDAQ Listing

       Completion of the restructuring plan has satisfied the shareholder equity requirement for continued listing on the NASDAQ National Market. As noted above, as a result of the consummation of the restructuring transaction, we now have a positive shareholders' equity in excess of $10.0 million.

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

       Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K for the year ended January 31, 2003, including the consolidated audited financial statements and notes thereto.

       The results of operations reflect our activities and our wholly owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our".

Forward-Looking Statements--Cautionary Statement

       All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "plan", "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: (1) Our ability to fund our operations until such time that revenue and orders improve, including its ability to raise additional equity or debt financing; (2) unanticipated technical problems relating to our products; (3) Our ability, or lack thereof, to make, market and sell optical networking products that meet with market approval and acceptance;
(4) the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products; (5) changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interests of our shareholders; (6) other risks detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission.

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

Results of Operations/Comparison of the Quarters ended April 30, 2003 and 2002.

       Net sales. Our consolidated net sales increased $1.9 million or 31% to $7.9 million for the quarter ended April 30, 2003 compared to net sales of $6.0 million for the quarter ended April 30, 2002. Net sales for Sorrento Networks Inc. ("SNI"), the Company's primary operating subsidiary, increased $2.0 million or 41% to $6.8 million for the quarter ended April 30, 2003 as compared to net sales of $4.8 million for the quarter ended April 30, 2002. This increase is the reflects increased domestic sales resulting from a substantial backlog at the end of last quarter.

       During the three months ended April 30, 2003 SNI shipped product to fourteen customers of which five customers represented a combined 92% of our revenues. During the quarter ended April 30, 2002, we shipped product to ten customers of which five customers represented a combined 88% of our net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

       Net sales for Meret decreased to $1.1 million, or by 15% for the quarter ended April 30, 2003 from $1.2 million for the comparable quarter last year. The reduction in sales volume reflects the transfer of one of Meret's product line to SNI. This transfer was done for conformity of products within the two segments.

       Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis remained at 25% for the quarters ended April 30, 2003 and 2002. Consolidated gross profit was $2.0 million, an increase of 31% for the quarter ended April 30, 2003 from $1.5 million for the quarter ended April 30, 2002.

       Gross profit for SNI increased to $1.7 million the quarter ended April 30, 2003, as compared to $1.0 million in the quarter ended April 30, 2002, an increase of 67%. The gross margin increases were primarily the result of higher sales volume and lower fixed manufacturing overhead in our cost of shipments for the quarter. We continue to monitor our costs of production and reduce costs where ever possible.

       For the quarter ended April 30, 2003 gross profit for Meret decreased to $247, or by 47%, from $463 for the comparable quarter last year. Meret's gross margins decreased to 22% for the quarter ended April 30, 2003 from 42% for the comparable quarter last year. The gross margin decrease was primarily the result of product mix, lower sales volume, and higher fixed manufacturing overhead in our cost of shipments for the quarter.

       Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Consolidated selling and marketing expenses decreased to $2.2 million or 28% of net sales, for the quarter ended April 30, 2003 from $3.4 million, or 57% of net sales for the quarter ended April 30, 2002. This decrease was primarily the result of cost reduction efforts implemented and reductions in travel expenses, advertising expenses and personnel costs.

       Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development cost in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $1.6 million, or 20% of net sales, for the quarter ended April 30, 2003 from $2.5 million, or 42% of nets sales for the quarter ended April 30, 2002. The decline can primarily be attributed to decreases in product development material and personnel related costs reflecting managements planned reduction in operating expense levels.

       General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and allocable occupancy costs. Consolidated general and administrative expenses decreased to $1.6 million, or 20% of net sales, for the quarter ended April 30, 2003 from $1.9 million, or 31% of net sales, for the quarter ended April 30, 2002. The decrease in general and administrative expenses can be attributed to reductions in investment banking, professional fees and personnel related costs due to our ongoing operating expense reduction efforts.

       Deferred and other stock compensation. Deferred and other stock compensation for the quarter ended April 30, 2003 includes $51 of amortization of deferred stock compensation resulting from the amortization of the value of stock options granted to consultants as compared with $62 of amortization of deferred stock compensation and $44 of expenses for the comparable quarter last year. These costs were incurred in connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which is being amortized on an accelerated basis over the vesting period of the options.

       Other income (charges). Other income (charges) from operations was a $2.6 million charge for the quarter ended April 30, 2003 compared to a $10.5 million gain for the quarter ended April 30, 2002. The current year quarter consists primarily of costs associated with our convertible debenture which includes deferred interest of $765, amortization of issuance costs of $203 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $1.6 million. The quarter ended April 30, 2002 consisted of an $11.7 million gain on the sale of marketable securities as a result of the sale of 3,396,221 shares of NETsilicon, Inc. common stock to Digi International, Inc. for $13.6 million in cash. Expenses associated with our convertible debenture included interest of $766, paid in common stock, amortization of issuance costs of $36 and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $398.

       Income taxes. There was no provision for income taxes for the quarters ended April 30, 2003 and 2002. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

       We finance our operations through a combination of internal funds, investments and debt and equity financing. At April 30, 2003, which was prior to the consummation of our restructuring transaction which closed on June 4, 2003 and is therefore no longer applicable, our working capital was a negative $37.7 million including $5.0 million of investments in marketable securities and $3.8 million in cash and cash equivalents. See subsequent events. The primary reason for our negative working capital condition is that $48.8 million, reflecting the obligation due to Series A Holders obligation as a result of their right of redemption, was classified at year end January 31, 2002, as a current liability. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which we do not currently have available or foresee the availability of in the near future. As previously discussed, we have recently consummated the restructuring of both our Senior Convertible Debentures of $32.2 million and the SNI Series A Preferred liability of $48.8 million. See the Subsequent Events note in the financial statements included in this quarterly report.

Operations

       Our operations used cash flows of $5.0 million during the quarter ended April 30, 2003. During the quarter ended April 30, 2002 continuing activities used cash flows of $4.2 million. The increase in cash flows used by operations resulted primarily from a decrease in our deferred revenue and a decrease in accounts payable, offset by a decrease in accounts receivable and not having a gain from the sales of marketable securities in the current quarter.

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

       We have funded our operations primarily by the sale of securities and the issuance of debt. There can be no assurance that similar funding will be available in the future. In addition, after our restructuring efforts are completed, there will be certain restrictions on us in both the amount of debt we can incur in future periods and the types of securities that we will be able to issue to raise additional capital in future periods. Both of these restrictions could have a negative impact on our ability to raise the additional working capital that we will require in future periods. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, our revenue has been negatively impacted and we anticipate that our future revenues will also be negatively impacted. As a result, our need for additional working capital may be accelerated in the future. If such capital is not available, we will need to substantially decrease our operating costs and capital spending in order to fund operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

       Our standard payment terms range from net 30 to net 60 days. Receivables from international customers have frequently taken longer to collect. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. Despite these negative factors we have improved our collection on receivables to 57 days of average sales days outstanding as compared to 144 days outstanding for the same period in the prior year. Additionally, we have also improved our inventory turnover from 1 times per year to 2 times per year when compared to the same period in the prior year. Both the reduction in receivables and inventory have helped to improve our cash flows. There can be no assurance however, that this continued economic environment will not impact either current or future receivables negatively or our ability to control inventory levels. We do not provide long-term financing to customers buying our equipment.

Investing Activities

       Our investing activities during the quarter ended April 30, 2003 provided cash flows of $1.1 million from the disposal of $775 thousand property and equipment and a $313 thousand decrease in other assets. During the quarter ended April 30, 2002, investing activities provided cash flows of $11.6 million. We purchased property and equipment of $1.9 million and received $13.6 million on the sale of marketable securities and other assets.

Financing Activities

       Our financing activities during the quarter ended April 30, 2003 used cash of $67 thousand consisting primarily of the repayment of debt. During the quarter ended April 30, 2002, financing activities used cash flows of $177 thousand, which also consisted primarily of repayment of debt.

We anticipate that we will need additional working capital to fulfill our capital working requirements for the next year. While we have made significant cost reductions to bring our losses more in line with our anticipated or projected revenues, there is no assurance the volume of future revenues will be sufficient to allow us to meet our financial obligations for future periods. Further, we anticipate we will need to sell our marketable securities to finance our working capital needs for future periods. Our holdings of marketable securities are highly volatile and do not trade in large volume. There can be no assurance that when we need to sell our holdings in marketable securities we will be able to obtain a market value price for the securities without negatively impacting the price of such securities. We continue to reduce our operating costs and have initiated activities to raise additional working capital. Our future capital requirements may vary materially from those now planned including the need for working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders. In addition our auditors have issued a going concern qualification to their opinion on our financial statements for the year-ended January 31, 2003 included in our Annual Report as filed with the SEC on form 10-K regarding the successful approval and completion of our Capital Restructuring Plan, which closed and became effective on June 4, 2003. See the Subsequent Events note in the financial statements included in this quarterly report.

Contractual Cash Obligations

       The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2003 (dollars in thousands):

Contractual Obligations


                                                                   Payments due in fiscal years
                                                   ----------------------------------------------------------
                                                            Remainder
                                                    Total      2004       2005   2006  2007  2008  Thereafter
                                                   -------  ----------  -------  ----  ----  ----  ----------
Long-term Debt..................................   $ 3,618     $    34  $    49  $ 54  $ 58   $63    $3,360
Capital Leases..................................       193         138       55    --    --    --        --
Operating Leases................................       558         209      158   131    42    18        --
7.75% convertible debentures (a)................    32,200          --   32,200    --    --    --        --
Series A, preferred stock put (b)...............    48,800      48,800       --    --    --    --        --
                                                   -------     -------  -------  ----  ----  ----    ------
Total...........................................   $85,369     $49,181  $32,462  $185  $100   $81    $3,360
                                                   =======     =======  =======  ====  ====  ====    ======


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

Note: As a result of the capital restructuring which became effective on June 4, 2003 completing, the debt obligations to our convertible debenture holders of $32,200 and Series A preferred stock holders of $48,800, were eliminated and a new convertible debenture of $12,500 was issued, with a maturity date of August 2, 2007. See the Subsequent Events note in the financial statements included in this quarterly filing.

Securities Authorized For Issuance Under Equity Compensation Plans

       The following table provides information as of April 30, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Sorrento are authorized for issuance.


                               Number of Securities To                                    Number of Securities
                                    Be Issued Upon                                      Remaining Available for
                                       Exercise            Weighted-Average Exercise  Future Issuance Under Equity
                                    Of Outstanding           Price of Outstanding          Compensation Plans
                                       Options,                    Options,              (Excluding Securities
                                 Warrants and Rights         Warrants and Rights        Reflected in Column (a))
                               -------------------------  --------------------------- -----------------------------
                                         (a)                         (b)                          (c)
                                      -----------                 ----------                  -------------
Plan Category
Equity Compensation
   Plans Approved by
   security Holders *(FIBR)              294,277                   $387.53                        260,723
                                       ---------                   -------                     ----------
Equity Compensation
   Plans not Approved by
   Security Holders (SNI)              3,296,003                   $  4.93                     20,000,000
                                       ---------                   -------                     ----------
Total                                  3,590,280                   $ 36.29                     20,260,723
                                       ---------                   -------                     ----------

*  As adjusted for stock splits.

See the Stock Option Plans note in the financial statements included in this quarterly report for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option, shall be proportionally adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Critical Accounting Policies and Estimates

       Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Impact of Recent Accounting Pronouncements

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We have adopted FIN No. 46 with no material effect on our financial position or results of operations.

       In June 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We have adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard did not have any immediate effect on our consolidated financial statements.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of SFAS 143 did not have a material effect on our financial position or results of operations.

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

       Currently, hearings on all pending motions have been taken off calendar at the request of all parties. The Exchange Agreement entered into in connection with our recently completed capital restructuring provides that this litigation will be dismissed with prejudice against the Company, its subsidiaries, its current officers and directors, and other defendants who execute an appropriate release, and without prejudice against all other defendants.. This dismissal will require court approval, which is in the process of being obtained by counsel for all parties See Subsequent Events.

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

       During December 2001, we entered into an agreement whereby the 25,369-option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. In June 2002, we filed with the Superior Court of California, County of Los Angeles a Complaint for Declaratory Relief regarding the interpretation of the agreement. Also in June 2002, Mr. Chadha filed a lawsuit against us in the Superior Court of California, County of Los Angeles, seeking declaratory relief with respect to the interpretation of his separation agreement and in addition, alleging breach of contract with respect to his option exercise rights and fraud in connection with his rescission agreement. In February 2003, both of these lawsuits were dismissed without prejudice to facilitate settlement negotiations, but they can be refiled at any time. In April 2003, an agreement in principle to settle these lawsuits was reached, subject to the execution of a definitive agreement. While there can be no assurance that such a definitive settlement agreement will be executed, the Company has been informed by counsel for all parties that the agreement is acceptable and will be signed. Should the cases be refiled, which now appears unlikely, and should Mr. Chadha prevail in Court, in addition to any other relief that may be granted, we may be required to issue him 58,925 shares of our stock for no consideration, and/or pay him cash damages, which he alleges to be in excess of $4 million.

       In addition, claims in arbitration have been filed by two of our former financial officers and employees who worked in our Santa Monica office, which has now been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims has been settled, and we are disputing the other claim. The amount of the disputed claim is approximately $195 thousand plus attorneys fees.

       We filed a lawsuit against United Pan Europe Communications, N.V., one of our customers and a related party to one of Sorrento's Series A shareholders, in connection with a past due receivable in the amount of $1.6 million for equipment shipped in 2000. The defendant filed for protection under the federal bankruptcy laws, and pursuant to the Exchange Agreement entered into in connection with our capital restructuring, we executed a definitive settlement agreement and a stipulation of dismissal with prejudice resolving this lawsuit in return for a payment of $350 thousand and the return of certain of the equipment previously shipped. We have received the payment of $350 thousand from UPC and, in accordance with the terms of the exchange agreement, have paid that same amount to certain Series A Preferred Stock holders. The equipment has also been returned. Accordingly, this lawsuit has been dismissed with prejudice.

       We have also been sued by a former officer of our Sorrento subsidiary alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. We feel these claims are without merit and are vigorously defending the claims. We have also filed counterclaims. In May 2002, the former officer's motion for summary judgment was denied. Currently, the matter is in discovery.

       From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2: Changes in Securities and Use of Proceeds

       Not Applicable

Item 3: Defaults Upon Senior Securities

       Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

       The special meeting of shareholders of Sorrento Networks Corporation (the "Meeting") scheduled for May 19, 2003 was postponed until May 29, 2003 when a quorum was present.

       The shareholders approved each of the following proposals as listed in the Sorrento Networks Corporation's proxy circular and proxy statement dated April 15, 2003.

Proposal 01.      An amendment to our certificate of incorporation to
                  increase our authorized common stock from 7.5 million to 30 million shares, in order to enable us to effectuate the restructuring transaction, and to enable us to obtain additional financing for working capital.

Proposal 02.      The issuance to the exchanging holders of the Outstanding
                  Debentures and Series A of an aggregate of approximately
                  8,269,000 shares of our common stock in the restructuring transaction, and Exchange Debentures convertible into approximately 2,067,000 shares of our common stock, assuming the Exchange Debentures are convertible into 17.5% of our outstanding common stock on a diluted basis.

Proposal 03.      The reincorporation of our company from the State of New
                  Jersey to the State of Delaware, through the merger of our company into a new Delaware corporation, formed solely for the purpose of accomplishing the merger.

Proposal 04.      The approval of our 2003 Equity Incentive Plan.

Proposal 05.      An amendment to our certificate of incorporation to increase our authorized common stock to a total of 150 million shares.

       The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

                       Shares Voted For      Shares Voted Against         Shares Withhold
-----------------------------------------------------------------------------------------
                             For                    Against                    Abstain
Proposal 01.               385,631                   60,416                     2,783

Proposal 02.               414,879                   31,013                     2,938

Proposal 03.               424,689                   21,179                     2,962

Proposal 04.               392,241                   51,749                     4,840

Proposal 05.               318,567                  125,998                     4,265

Item 5: Other Information

       Not Applicable

Item 6: Exhibits and Reports on Form 8-K

       A. Exhibits

               Consolidated Financial Statements for the Quarter Ended April 30, 2003 (included in Part I, Item 1).

       B. Reports on Form 8-K

               March 06, 2003   Exchange Agreement and Associated Documents
               April 10, 2003   FY 2003 Financial Statement, Proforma Financial
                                Information and Exhibits
               May 07, 2003     Sale of Marketable Securities
               May 09, 2003     Settlement agreement reached / Nasdaq extension
               May 29, 2003     Special Meeting of Shareholders
               June 02, 2003    Q1 Results of Operations and Financial Condition
               June 05, 2003    Consummation of Capital and Corporate
                                Restructuring Plan
               June 11, 2003    Q1 Earnings Conference Call Transcript

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SORRENTO NETWORKS CORPORATION
                                       (REGISTRANT)

June 12, 2003                          By:         /s/ JOE R. ARMSTRONG
                                           ------------------------------------
                                                     Joe R. Armstrong,
                                                  Chief Financial Officer
                                               Principal Accounting Officer

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



June 12, 2003                                      /s/ PHILLIP W. ARNESON
                                             -----------------------------------
                                             Phillip W. Arneson

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

June 12, 2003                                      /s/  JOE R. ARMSTRONG
                                            ------------------------------------
                                            Joe R. Armstrong

                            STATEMENT UNDER OATH FOR
                             CHIEF EXECUTIVE OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Phillip W. Arneson, certify that:

       The Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.

                                             Subscribed and sworn to
                                             before me this 12 day of June, 2003

            /s/ PHILLIP W. ARNESON                /s/ ROBERT E. ANDERSON
      ----------------------------------     -----------------------------------
Name: Phillip W. Arneson                     Notary Public
Date: June 12, 2003                          Seal

                            STATEMENT UNDER OATH FOR
                             CHIEF FINANCIAL OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

I, Joe R. Armstrong, certify that:

       The Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 of Sorrento Networks Corporation fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 of Sorrento Networks Corporation fairly presents, in all material respects, the financial condition and results of operations of Sorrento Networks Corporation.

                                             Subscribed and sworn to
                                             before me this 12 day of June, 2003

             /s/ JOE R. ARMSTRONG                  /s/ ROBERT E. ANDERSON
      ----------------------------------     -----------------------------------
Name: Joe R. Armstrong                       Notary Public
Date: June 12, 2003                          Seal