Form 10-Q
period 2003-07-31
SORRENTO NETWORKS CORP
filed 2003-09-17
CIK 812491

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------            OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-15810

                                 --------------

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                                 --------------

               Delaware                                    04-3757589
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

           9990 Mesa Rim Road                                  92121
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

       Common Stock, $0.001 par value per share, Outstanding: 10,335,800 shares at September 5, 2003.

       Indicate by check mark whether the registrant is an accelerated filer as
defined in rule 12-b2 of the Securities Exchange Act of 1934.  Yes       No  X
                                                                  -----    -----

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

================================================================================

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except share information)

                                                                                           July 31,     January 31,
                                                                                             2003         2003
                                                                                          -----------   ----------
                                                                                          (Unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash and equivalents................................................................    $    5,075   $  7,747
   Accounts receivable, net............................................................         3,230      5,576
   Inventory, net......................................................................        12,717     13,934
   Prepaid expenses and other current assets...........................................           436        741
   Investment in marketable securities.................................................            85      3,959
                                                                                           ----------   --------
     TOTAL CURRENT ASSETS..............................................................        21,543     31,957
                                                                                           ----------   --------
PROPERTY AND EQUIPMENT, NET............................................................        13,849     17,103
                                                                                           ----------   --------
OTHER ASSETS
   Purchased technology, net...........................................................           225        430
   Investment in non-marketable securities.............................................         5,025      5,025
   Other assets........................................................................           874      1,290
                                                                                           ----------   --------
     TOTAL OTHER ASSETS................................................................         6,124      6,745
                                                                                           ----------   --------
TOTAL ASSETS...........................................................................    $   41,516   $ 55,805
                                                                                           ==========   ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long term debt................................................    $      176   $    222
   Accounts payable....................................................................         2,849      5,135
   Deferred revenue....................................................................           349      3,700
   Accrued professional fees...........................................................         2,921      4,324
   Other accrued liabilities and current liabilities...................................         5,420      6,236
   Due on redemption of preferred security of subsidiary...............................           ---     48,800
                                                                                           ----------   --------
     TOTAL CURRENT LIABILITIES.........................................................        11,715     68,417
                                                                                           ----------   --------
Long-term debt and capital lease obligations...........................................         3,563      3,644
Debentures payable.....................................................................        13,100     18,121
Dividends payable......................................................................           ---         99
                                                                                           ----------   --------
     TOTAL LIABILITIES.................................................................        28,378     90,281
                                                                                           ----------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; liquidation preference $1,353......................             1          1
   Common stock, $.001 par value; 150,000,000 shares authorized; 8,942,849 shares issued 8,942,405 shares outstanding at July 31, 2003; 886,494 shares issued
     886,050 shares outstanding at January 31, 2003....................................             9      5,318
   Additional paid-in capital..........................................................       194,269    144,887
   Deferred stock compensation.........................................................             0         (5)
   Accumulated deficit.................................................................      (181,243)  (187,536)
   Accumulated other comprehensive income (loss) ......................................           171      2,928
   Treasury stock, at cost; 444 shares at July 31, 2003 and January 31, 2003,
     respectively......................................................................           (69)       (69)
                                                                                           ----------   --------
     TOTAL STOCKHOLDERS' EQUITY........................................................        13,138    (34,476)
                                                                                           ----------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................................    $   41,516   $ 55,805
                                                                                           ==========   ========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In Thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months                Six Months
                                                                              Ended July 31,            Ended July 31,
                                                                        -----------------------     ---------------------
                                                                            2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                  $ 4,476     $  5,199      $12,337     $ 11,202
COST OF SALES                                                                3,113        7,499        9,020       12,014
-------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                        1,363       (2,300)       3,317         (812)
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Selling and marketing                                                      1,891        3,645        4,066        7,077
  Engineering, research and development                                      1,550        2,339        3,194        4,873
  General and administrative                                                 1,912        5,911        3,511        7,774
  Deferred stock compensation                                                    0          109           51          215
  Other operating expenses                                                     103           93          206          190
-------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                               5,456       12,097       11,028       20,129
-------------------------------------------------------------------------------------------------------------------------
(LOSS) FROM OPERATIONS                                                      (4,093)     (14,397)      (7,711)     (20,941)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
  Investment income                                                              8           93            8          187
  Interest expense                                                          (1,139)      (1,541)      (3,804)      (2,851)
  Other income (expenses)                                                   13,712           39       13,773          119
  Gain on sale of marketable securities                                      4,026            -        4,026       11,656
-------------------------------------------------------------------------------------------------------------------------
      TOTAL OTHER INCOME (EXPENSES)                                         16,607       (1,409)      14,003        9,111
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX                                                         12,514      (15,806)       6,292      (11,830)

PROVISION FOR INCOME TAXES                                                       -            -            -            -
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                          $12,514     $(15,806)     $ 6,292     $(11,830)
=========================================================================================================================

EARNINGS (LOSS) PER SHARE:

      BASIC WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING                                                        5,869          740        3,419          729
-------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE                                   $  2.13     $ (21.35)     $  1.84     $ (16.24)
=========================================================================================================================

      DILUTED WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING                                                        7,366          964        4,180          952
-------------------------------------------------------------------------------------------------------------------------
DILUTED NET INCOME (LOSS) PER COMMON SHARE                                 $  1.72     $ (45.20)     $  1.54     $ (40.60)
=========================================================================================================================

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF
  THE FOLLOWING:
      Net income (loss)                                                    $12,514     $(15,806)     $ 6,292     $(11,830)
      Unrealized gains(losses) from marketable securities:
          Unrealized holding gains(losses) arising during the period           110       (6,812)       1,170       (8,210)
          Reclassification adjustment for gains included in net income      (4,026)                   (4,026)     (11,656)
-------------------------------------------------------------------------------------------------------------------------
NET COMPREHENSIVE INCOME (LOSS)                                            $ 8,598     $(22,618)     $ 3,436     $(31,696)
=========================================================================================================================

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                    For the three months ended July 31, 2003

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                     Common Stock           Preferred Stock     Additional
                                                               ------------------------- -------------------      Paid in
                                                                 Shares        Amount      Shares     Amount      Capital
                                                               ---------- -------------- --------  --------- -------------
Balance at January 31, 2003                                        886         $5,318         2        $1        $144,887
Common stock par value re-valuation                                            (5,317)                              5,317
Restructuring adjustment                                                                                              436
Stock option and warrant exercises
Common stock issuance                                            8,030              8                              43,512
Unrealized gaines (losses) on
   available for sale securities
Realized gains on available for sale securities
Deferred stock compensation of subsidiary                                                                              46
Expenses paid with stock issuances                                  27              0                                  71
Amortization of deferred stock compensation
                                                                 -----      ---------      ----     -----      ----------
Net income (loss)
                                                                 -----      ---------      ----     -----      ----------
Balance at July 31, 2003                                         8,943             $9         2        $1        $194,269
                                                                 =====      =========      ====     =====      ==========
                                               Deferred                    Treasury Stock       Other          Total
                                                 Stock      Accumulated   ---------------   Comprehensive  Stockholders'
                                             Compensation     Deficit     Shares   Amount   Income (Loss)      Equity
                                             ------------   -----------   ------   ------   --------------  -----------
Balance at January 31, 2003.                     $ (5)      $ (187,536)       1      $(69)       $2,928       $(34,476)
Common stock par value re-valuation
Restructuring adjustment                                                                                           436
Stock option and warrant exercises                                                                                  --
Common stock issuance                                                                                           43,520
Unrealized gains (losses) on
   available for sale securities                                                                 (2,856)        (2,856)
Realized gains on available for sale
  securities                                                                                         99             99
Deferred stock compensation of subsidiary         (46)                                                              --
Expenses paid with stock issuances                                                                                  71
Amortization of deferred stock
  compensation                                     51                                                               51
                                             --------        ----------   -----  --------    ----------        -------
Net income (loss)                                                 6,293                                          6,293
                                             --------        ----------   -----  --------    ----------        -------
Balance at July 31, 2003                          $--        $ (181,243)      1      $(69)         $171        $13,138
                                             ========        ==========   =====  ========    ==========        =======


          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                    For the three months ended July 31, 2002

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                            Common Stock           Preferred Stock    Additional
                                                         --------------------     -----------------     Paid in
                                                         Shares        Amount     Shares     Amount     Capital
                                                         ------        ------     ------     ------     -------
Balance at January 31, 2002                                710         $4,263        2         $1       $143,705
Stock option and warrant exercises                           1              9                                 (9)
Unrealized losses on available
   for sale securities
Realized gains (loss) on available
   for sale securities
Deferred stock compensation of subsidiary                                                                     91
Expenses paid with stock issuances                          57            335                              1,221
Amortization of deferred stock
   compensation
                                                           ---         ------      ---        ---       --------
Net loss
                                                           ---         ------      ---        ---       --------
Balance at July 31, 2002                                   768         $4,607        2         $1       $145,008
                                                           ===         ======      ===        ===       ========

                                                                         Treasury
                                           Deferred     Accumulated        Stock           Other            Total
                                            Stock         Deficit     ---------------  Comprehensive   Stockholders'
                                         Compensation                 Shares   Amount   Income (Loss)      Equity
                                         ------------     -------     ------   ------   -------------      ------
Balance at January 31, 2002                 $(255)      $(161,326)       1      $(69)     $ 24,160        $ 10,479
Stock option and warrant exercises                                                                              --
Unrealized losses on available
   for sale securities                                                                      (8,210)         (8,210)
Realized gains (loss) on available
   for sale securities                                                                     (11,656)        (11,656)
Deferred stock compensation of subsidiary     (91)                                                              --
Expenses paid with stock issuances                                                                           1,556
Amortization of deferred stock
   compensation                               215                                                              215
                                            -----       ---------      ---      ----      --------        --------
Net loss                                                $ (11,830)                                         (11,830)
                                            -----       ---------      ---      ----      --------        --------
Balance at July 31, 2002                    $(131)      $(173,156)       1      $(69)     $  4,294        $(19,446)
                                            =====       =========      ===      ====      ========        ========


          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                               Six Months Ended
                                                                                                    July 31,
                                                                                            --------------------
                                                                                               2003        2002
                                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................................    $  6,292    $(11,830)
                                                                                            --------    --------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization....................................................       1,969       1,890
       Accounts receivable and inventory reserves.......................................      (1,333)      5,537
       Expenses paid through issuance of securities.....................................          71          --
       Gain on sale of marketable securities............................................      (4,026)    (11,656)
       Non-cash interest on debentures..................................................       2,464       2,716
       Gain on restructuring............................................................     (13,629)         --
       Deferred and other stock compensation............................................          51         124
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable.....................................       2,413         (65)
         Decrease in inventories........................................................       2,483       1,142
         Decrease in other current assets...............................................         305         702
         Decrease in accounts payable...................................................      (2,286)     (1,653)
         Increase (decrease) in accrued and other current liabilities...................      (4,077)      2,212
                                                                                            --------    --------
     NET CASH USED IN OPERATING ACTIVITIES..............................................      (9,303)    (10,881)
                                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposal of property and equipment........................................       1,458      (1,991)
   Cash received from sale of marketable securities and other investments...............       4,952      13,574
   Other assets.........................................................................         349         542
                                                                                            --------    --------
     NET CASH PROVIDED BY INVESTING ACTIVITIES..........................................       6,759      12,125
                                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt, net.....................................................          --        (884)
   Repayment of long-term debt..........................................................        (127)       (120)
   Proceeds from common stock...........................................................          (1)         --
                                                                                            --------    --------
     NET CASH USED IN FINANCING ACTIVITIES..............................................        (128)     (1,004)
                                                                                            --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................      (2,672)        240
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........................................       7,747      14,243
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............................................    $  5,075    $ 14,483
                                                                                            ========    ========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002

The Company

       Sorrento Networks Corporation (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California and various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

Summary of Significant Accounting Policies

Basis of Presentation

       The accompanying financial data for the three months and six months ended July 31, 2003 and 2002 along with financial data for January 31, 2003, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended January 31, 2003.

       We have incurred significant losses and negative cash flows from operations for the past two years. SNI, our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Further, with the recent downturn in the economic environment and decreases in capital spending by telecom carriers, we believe our current and future revenues could be negatively impacted. However, orders for the six months ended July 31, 2003 were substantially higher than for the same comparable six months last year and as a result we believe this upward trend could indicate a potential recovery from the lingering telecom capital expenditure downturn. In either case, future increases in working capital will be required to both maintain and grow our business along with a continued and substantial focus on reducing operating expenses. Given the uncertainty and/or unpredictability of the telecom market and the limited amount of our existing working capital there can be no assurance that our existing financial resources will be sufficient to cover our operational needs for the next twelve months. If however, our revenues continue to show improvement, we implement our plans on expense reductions and attract additional working capital through the issuance of stock or debt, our balance sheet will be significantly improved and will provide us with the necessary financial resources to meet our operational plans for a period exceeding one year. Our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarter and six months ended July 31, 2003 and 2002 have been made. The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

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

       On February 13, 2002, NSI completed a merger with Digi International, Inc. ("DIGI"). In connection with the merger, we exchanged our 6,972,656 shares of NSI for 2,324,683 shares of DIGI and $13.6 million in cash. On December 9, 2002, we sold one-half of our holdings in DIGI for $3.10 per share. The purchaser of the stock was DIGI, itself. The proceeds from this sale, in the amount of $3.6 million, were deposited on December 13, 2002. The remaining 1,162,341 DIGI shares were sold on May 2, 2003 for $4.26 per share. The purchaser of the stock was again DIGI. The proceeds from this sale, in the amount of approximately $5.0 million, were deposited on May 7, 2003.

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

       Pursuant to a plan adopted by our Board of Directors prior to the merger we distributed 3,107,155 of our ENI shares on December 1, 2000 to our shareholders of record as of November 20, 2000. The distribution was made at the rate of one-fourth (0.25) of an ENI share for each of our outstanding shares. At exercise, options and warrants to acquire our common shares, which were granted and unexercised as of November 20, 2000, would have received a similar number of ENI shares. Prior to January 31, 2001 we distributed 20,182 of our ENI shares upon the exercise of options and as of January 31, 2003 we reserved 826,000 shares for future exercises of options and warrants. The cost basis of these reserved shares and related liability to the option and warrant holders was included in the investment in former subsidiary and dividends payable in our balance sheet. The aggregate distribution of our ENI shares including the shares reserved for option and warrant holders was accounted for at our original cost of $5.1 million. In addition, we granted options to purchase 410,000 of our ENI shares for $3.19 per share (the merger price) to several of our then officers and consultants. In April 2003, our Board of Directors determined that the 826,000 ENI shares should be made available for general corporate purposes, and we are no longer reserving any for distribution to option and warrant holders.

       In accordance with a settlement agreement reached between Sorrento Networks and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr. Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was completed on July 1, 2003 and had a value of $88 thousand. In addition, we transferred 128,214 shares of ENI stock to settle a dispute between a former employee and the Company. The value of the transfer was $20 thousand and was completed on July 16, 2003.

       The remaining 458,286 ENI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair market value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income.

Deferred Stock Compensation

       We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its employees; during the three and six months ended July 31, 2003 and 2002 it amortized $0 and $63 thousand, and $5 thousand and $157 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation. As of April 30, 2003 the deferred stock compensation amount of $2.6 million has been fully amortized.

       For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its consultants; during the three and six months ended July 31, 2003 and 2002 it recorded $0 and $46 thousand, and $46 and $58 thousand, respectively, for options granted to consultants. As of April 30, 2003 the deferred stock compensation for non-employees was fully amortized.

Recent Accounting Pronouncements

       In May 2003, the Financial Accounting Standards Board (FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15,2003. We expect this pronouncement will not have a material impact on our results of operations and financial condition.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"( "SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and

Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30,2003. The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15,2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003 We will apply the provision of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003 and expect that this pronouncement will not have a material impact on our results of operations and financial condition.

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

       In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We will apply the guidance of EITF 00-21 on a prospective basis and expect that this pronouncement will not have a material impact on our results of operations and financial condition.

Balance Sheet Detail

       Inventories at July 31, 2003 and January 31, 2003 consist of:


                                                                (thousands)
                                                           July 31,     January 31,
                                                             2003          2003
                                                          -----------  -------------
       Raw material....................................       $9,849        $10,767
       Work in process.................................        1,511          2,804
       Finished goods..................................        6,054          6,326
                                                             -------        -------
                                                              17,414         19,897
       Less: Valuation reserve.........................       (4,697)        (5,963)
                                                             -------        -------
                                                             $12,717        $13,934
                                                             =======        =======


       Marketable Securities--Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Our investments in DIGI and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At July 31, 2003, and January 31, 2003, marketable securities were as follows:

                                                         (thousands)
                                                          Unrealized     Market
                                               Cost         Gains        Value
                                            ----------  ------------  ----------
       July 31, 2003:
          Entrada ....................            13            72            85
                                              ------        ------        ------
                                                 $13           $72           $85
                                              ======        ======        ======
       January 31, 2003:
          Digi .......................        $1,009        $2,884        $3,893
          Entrada ....................            22            44            66
                                              ------        ------        ------
                                              $1,031        $2,928        $3,959
                                              ======        ======        ======

       Intangible Assets--Goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as our purchased technology, are amortized over their useful lives.

The carrying value of finite life intangible assets, consisting of purchased technology of our subsidiary Meret Optical, as of July 31, 2003, is $225 thousand, net of amortization. The change in the net carrying amount of finite life intangible assets during the six months ended July 31, 2003 is due to amortization of $206 thousand. Annual estimated finite life intangible asset amortization expense for each of the remaining fiscal years is expected to approximate $40 thousand, $40 thousand, and $30 thousand.

       Debentures - During August 2001, we completed a private placement of our 9.75% convertible debentures receiving net proceeds of $29.8 million. The debentures, due August 2, 2004 had a face value of $32.2 million, which was convertible into our common stock at $144.20 per share. At maturity, we could have elected to redeem the debentures for cash and we had the option of paying the interest on these debentures in shares of our common stock. In addition, the purchasers received four year warrants to acquire an additional 167,592 shares of our common stock at $144.20 per share and the placement agent received five year warrants to acquire 5,583 shares of our common stock, equity securities, options or warrants at a price less than $144.20 per share or at a discount to the then market price. The conversion price and warrant exercise were subject to adjustment.

       In accordance with Emerging Issues Task Force ("EITF") No. 00-27 we accounted for the fair value of warrants issued to the purchasers and placement agent and the fair value of the deemed beneficial conversion feature, which resulted solely as a result of the required accounting, of the debenture as a reduction to the face value of the debentures with an offsetting increase to additional paid in capital. These amounts, as well as the issuance costs paid in cash, were amortized as additional interest expense over the period the debentures were outstanding. Interest expense during the three and six months ended July 31, 2003 of $2.6 million included the stated 9.75% interest of $765, amortization of issuance costs of $203, and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $1.6 million.

       On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplated an exchange (the "Exchange") of the Debentures and the Preferred Stock at closing into shares of common stock and $12.5 million of our new 7.5% secured convertible debentures (the "New Debentures"). Certain holders of the Preferred Stock would also receive additional New Debentures of approximately $600 thousand to pay certain legal fees.

       The Exchange Agreement was approved by shareholders on May 29, 2003 and was completed and became effective on June 4, 2003 pursuant to which we exchanged current outstanding debentures and Series A Preferred Stock for common stock and an issuance of a smaller principal amount of new debentures.

       Interest expense during the three and six months ended July 31, 2003 was $1.1 million and $3.6 million, respectively.

       At July 31, 2003 and January 31, 2003 debentures payable on the 9.75% debentures consisted of:

                                                                                        (thousands)
                                                                                  July 31,    January 31,
                                                                                    2003         2003
                                                                                 -----------  ------------
       Face value................................................................   $ --       $ 32,200
       Issuance costs............................................................     --         (2,451)
       Value of warrants and deemed beneficial conversion feature................     --        (19,525)
                                                                                   ------      ---------
          Debenture book value at issuance.......................................     --         10,224
       Accumulated amortization of issuance costs................................     --            881
       Accumulated amortization of the value of warrants and deemed beneficial
          conversion feature.....................................................     --          7,016
                                                                                   ------      ---------
                                                                                    $ --       $ 18,121
                                                                                   ======      =========


       The $12.5 million, 7.5% debentures are convertible at any time at the option of the holders into shares of common stock at a conversion price of $5.42, the fair value on the date of the exchange. The debentures mature on August 2, 2007 and are secured by substantially all of our assets and those of our subsidiaries (with certain exceptions).

       At July 31, 2003 and January 31, 2003 debentures payable on the 7.5% debentures consisted of:


                                                                          (thousands)
                                                                    July 31,    January 31,
                                                                      2003         2003
                                                                   -----------  ------------
       Face value of 7.5% convertible debentures.................     $12,500       $ --
       Face value of new debentures for legal fees...............         600         --
                                                                   ----------       -----
       Book value of debentures at issuance                           $13,100       $ --
                                                                   ==========       =====


Stockholders' Equity

       We are authorized to issue the following shares of stock:

             150,000,000 shares of Common Stock ($0.001 par value)

             2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

                   3,000 shares of Preferred Stock, Series D

                   1,000,000 shares of Preferred Stock, Series F

       As of July 31, 2003, we had outstanding the following shares of preferred stock:


                                                                       Shares        Par      Liquidation
                                                                    Outstanding     Value     Preference
                                                                    -------------   -------   ------------
       Series D...................................................      1,353       $ 0.01      $ 1,353
                                                                       -------      -------     --------
                                                                        1,353       $ 0.01      $ 1,353
                                                                       =======      =======     ========


Other Capital Stock Transactions

       Stock Split - In October 2002, approval was granted for a one-for-twenty reverse stock split effective October 28, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

       Each share of SNI's Series A Convertible Preferred Stock was convertible into one share of SNI's common stock at the option of the holder, voted on an "as converted" basis except for election of directors, and had a liquidation preference of $5.45 per share. The shares were automatically convertible into SNI's common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50.0 million. As SNI did not complete a $50.0 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request in writing that SNI redeem them at the adjusted liquidation preference. On receipt of such a request, SNI had the obligation to redeem the shares in cash, if funds were lawfully available for such a redemption, or to redeem such pro rata portion as to which a lesser amount of lawfully available funds existed. In April 2001, SNI received written redemption requests from holders of a majority of the Series A shares. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48.8 million was recorded as a deemed dividend during the period from issuance to March 31, 2001.

       On June 4, 2003, we consummated the Exchange Agreement and cancelled all outstanding Series A Convertible Preferred Stock.

       In connection to our capital and corporate restructuring plan, we issued 8,029,578 shares of common stock to the holders of the 9.75% debentures and the Series A Convertible Preferred Stock upon consummation of the Exchange. The Company's $32.2 million in convertible debentures were converted into common shares of the Company and a portion of $12.5 million in secured convertible 7.5% debentures that mature in August 2007. In addition, all Series A Convertible Preferred Stock were converted into common shares of the Company and a portion of the $12.5 million in secured convertible debentures. The outstanding Series A Convertible Preferred Stock "put" of $48.8 million against SNI was withdrawn. Certain Series A Convertible Preferred stockholders also received a total of $600 thousand in additional secured convertible 7.5% debentures to pay certain legal fees.

       There was an aggregate gain, net of tax, on the capital restructuring transaction of $13.8 million. The conversion of the SNI Series A Convertible Preferred Stock into common stock and a portion of the $12.5 million 7.50% convertible debenture resulted in a net gain of $48.8 million. The gain was off-set by the loss on the value of the warrants and beneficial conversion feature on the $32.2 million, 9.75% convertible debentures, converted to common stock and a portion of the 7.50% convertible debenture. The consolidated net gain on the capital restructuring transaction was $13.8 million or $2.35 per share for the quarter ending July 31, 2003.

Stock Option Plans

       We have five stock option plans in effect: The 2003 Equity Incentive Plan, the 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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


                                                                             (thousands, except per share amounts)
                                                                       Three Months Ended              Six Months Ended
                                                                           July 31,                        July 31,
                                                                      -------------------            --------------------
                                                                        2003        2002               2003         2002
                                                                        ----        ----               ----         ----
Reported net income (loss):
  As reported                                                          12,514     (15,806)             6,292     (11,830)
  Add:    Stock-based employee compensation included in
          reported net income (loss), net of related tax effect             -         109                 51         215
  Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                     (976)     (1,428)            (1,267)     (2,895)
                                                                      -------    --------            -------    --------
Pro forma                                                             $11,538    $(17,125)           $ 5,025    $(14,510)
                                                                      -------    --------            -------    --------

Earnings (loss) per share:
  Basic EPS as reported                                               $  2.13    $ (21.35)           $  1.84    $ (16.24)
                                                                      =======    ========            =======    ========
  Pro forma basic EPS                                                 $  1.97    $ (23.29)           $  1.47    $ (20.20)
                                                                      =======    ========            =======    ========
  Diluted EPS as reported                                             $  1.70    $ (45.20)           $  1.54    $ (40.60)
                                                                      =======    ========            =======    ========
  Pro forma diluted EPS                                               $  1.57    $ (17.88)           $  1.20    $ (15.47)
                                                                      =======    ========            =======    ========


Earnings Per Share Calculation

       The following data show the amounts used in computing basic earnings per share for the three and six months ended July 31, 2003 and 2002.

                                                                (thousands, except per share amounts)
                                                  Three Months Ended July 31,                Six Months Ended July 31,
                                                -----------------------------            ------------------------------
Earnings Per Share Calculation                     2003                2002                 2003                 2002
                                                ----------          ---------            ----------            --------
Net income (loss) available to common
  shareholders used in basic EPS                $   12,514          $ (15,806)           $    6,292            $(11,830)
                                                ==========          =========            ==========            ========
Average number of common shares
  used in basic EPS                              5,868,756            740,457             3,418,696             728,535
                                                ==========          =========            ==========            ========

       Basic income (loss) per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the applicable net income (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. Our convertible debentures create a dilutive situation even though the company had a net loss for the three and six months ended July 31, 2002. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                (thousands, except per share amounts)
                                                    Three Months Ended July 31,              Six Months Ended July 31,
                                                   -----------------------------            ---------------------------
                                                      2003             2002                  2003                2002
                                                   ---------         ---------              -------           ----------
Net income (loss) available for common
  shareholders used in basic EPS                  $  12,514          $ (15,806)         $     6,292            $ (11,830)
Less: Convertible debt issuance costs               (12,260)           (28,622)             (12,260)             (28,622)
Plus: Convertible debt interest                         420                783                1,032                1,557
                                                  ---------          ---------          -----------            ---------
Net loss available to common
  shareholders used in diluted EPS                $     674          $ (43,645)          $   (4,936)           $ (38,895)
                                                  =========          =========           ==========            =========
Average number of common shares
  used in basic EPS                               5,868,756            740,457            3,418,696              728,535
                                                  ---------          ---------           ----------            ---------
Effect of dilutive securities:
Convertible debentures                            1,497,473            223,301              761,147              223,301
                                                  ---------          ---------           ----------            ---------
Average number of common shares and dilutive
  potential common stock used in diluted EPS      7,366,229            963,758            4,179,843              951,836
                                                  =========          =========           ==========            =========

       Common stock options and warrants of 1,298,112 are excluded from the computation as the effect was anti-dilutive.

Litigation

       On June 4, 2003, we consummated the exchange transaction and cancelled all outstanding Series A Convertible Preferred Stock and 9.75% Senior Convertible Debentures. The Exchange Agreement provides that the litigation instituted by the former holders of Series A stock be dismissed without prejudice against the Company, its subsidiaries, its current officers and directors, and other defendants who execute an appropriate release, and without prejudice against all other defendants. This dismissal will require court approval, which is in the process of being obtained by counsel for all parties.

       In accordance with a settlement agreement reached between us and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr.Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was completed on July 1, 2003 and had a value of $88 thousand.

       In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our former Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims was settled in May 2003 for $45 thousand. The other claim was resolved by an August 2003 arbitrator ruling in favor of the Company.

       A former officer of our SNI subsidiary brought suit alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He is seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. We feel these claims are without merit and are vigorously defending the claims. We have also filed counterclaims. In May 2002, the former officer's motion for summary judgment was denied. Currently, the matter is in discovery.

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

Contingent Liabilities

       In the merger agreement between our predecessor corporation and Sync Research, we agreed to indemnify and hold our former subsidiary, Entrada, harmless against any liability arising after the merger in connection with the termination of a certain pension plan previously maintained by Entrada. In the third quarter of 2003, we were advised by a consultant retained by us and by the successor corporation to the entity from whom we originally purchased the company that became Entrada that the cost of termination of the pension plan in question is in excess of $3.0 million. While we do not believe that we are liable for this cost, it is possible that the successor corporation, which has been funding the pension plan since 1996, may seek a substantial contribution from us towards this liability. We have not recorded a reserve to cover this contingency.

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

       Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at July 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

       The following data shows the customers accounting for more than 10% of net consolidated receivables:

                                                              July 31,       January 31,
                                                                2003            2003
                                                            -----------      -----------
       Customer A......................................         28.4%           15.9%
       Customer B......................................         25.5%           14.8%

       The following data shows the customers accounting for more than 10% of net consolidated sales:

                                                    Three Months Ended                      Six Months Ended
                                                         July 31,                               July 31,
                                                 -----------------------              ---------------------------
10% of net consolidated sales:                   2003               2002               2003                 2002
                                                 -----              ----              ------                ----
Customer A                                       32.7%               22.8%             16.9%                 25.9%
Customer B                                       31.4%                0.0%             18.6%                  0.0%
Customer C                                        5.7%                8.5%             15.9%                 24.0%
Customer D                                        0.6%               19.7%             22.3%                  9.2%

Segment Information

                                                         Sorrento               Meret
                                                         Networks              Optical          Other              Total
                                                         ----------            -------          -----              -----
Three Months Ended July 31, 2003
      Revenues from external customers                   $   4,007           $     469          $              $    4,476
      Cost of goods sold                                     2,879                 234                              3,113
                                                         ---------           ---------          ------         ----------
      Gross Profit                                       $   1,128           $     235          $    -         $    1,363
                                                         =========           =========          ======         ==========


      Segment income (loss) from operations                 (3,015)                192          (1,270)            (4,093)
      Depreciation and amortization expense                    818                 129              24                971
      Valuation allowance additions (reductions):
        Receivables and inventory                             (797)               (459)              -             (1,256)
      Capital asset additions (disposals), net                (682)                  -               -               (682)
      Total assets                                          22,469               5,375          13,672             41,516



Three Months Ended July 31, 2002

      Net sales                                          $   4,547           $     652          $              $    5,199
      Cost of sales                                          6,221               1,278                              7,499
                                                         ---------           ---------          ------         ----------
      Gross Profit                                       $  (1,674)          $    (626)         $    -         $   (2,300)
                                                         =========           =========          ======         ==========


      Segment income (loss) from operations                (12,158)             (1,044)         (1,195)           (14,397)
      Depreciation and amortization expense                    804                 129              32                965
      Valuation allowance additions (reductions):
        Receivables and inventory                            6,350               1,017               -              7,367
      Capital asset additions (disposals), net                (501)               (155)              -               (656)
      Total assets                                          29,104               6,417          25,516             61,037


Six Months Ended July 31, 2003
      Net sales                                          $  10,768           $   1,569          $              $   12,337
      Cost of sales                                          7,932               1,088                              9,020
                                                         ---------           ---------          -------        ----------
      Gross Profit                                       $   2,836           $     481          $     -        $    3,317
                                                         =========           =========          ========       ==========

      Segment income (loss) from operations                 (5,976)                312           (2,047)           (7,711)
      Depreciation and amortization expense                  1,715                 258               48             2,022
      Valuation allowance additions (reductions):
        Receivables and inventory                             (797)               (469)               -            (1,266)
      Capital asset additions (disposals), net              (1,458)                  -                -            (1,458)
      Total assets                                          22,469               5,375           13,672            41,516

Six Months Ended July 31, 2002

      Net sales                                          $   9,341           $   1,861          $              $   11,202
      Cost of sales                                          9,990               2,024                             12,014
                                                         ---------           ---------          -------        ----------
      Gross Profit                                       $    (649)          $    (163)         $     -        $     (812)
                                                         =========           =========          ========       ==========

      Segment income (loss) from operations                (17,877)             (1,022)          (2,042)          (20,941)
      Depreciation and amortization expense                  1,573                 262               55             1,890
      Valuation allowance additions (reductions):
        Receivables and inventory                            6,620               1,464              105             8,189
      Capital asset additions (disposals), net               1,161                  57               70             1,288
      Total assets                                          29,104               6,417           25,516            61,037


Subsequent Events

       On August 8, 2003 we successfully closed the acquisition of LuxN, Inc. LuxN supplies optical access equipment for the network edge using coarse and dense wavelength division multiplexing (CWDM and DWDM) technology. LuxN's OSMINE-certified products enable delivery of high-bandwidth data, storage, video, and voice services for service providers, cable MSOs, and enterprises.

       We acquired LuxN for a combination of stock, warrants, and cash previously held by LuxN. Stockholders of LuxN were given the option of exchanging shares of LuxN stock for either their pro-rata portion of LuxN's net cash or shares of Sorrento's common stock. Stockholders with an aggregate pro-rata portion of $3.8 million of LuxN's net cash elected to receive Sorrento's common stock. In addition to the cash or Sorrento common stock, stockholders of LuxN have the right to receive warrants to purchase an aggregate of 400,000 shares of Sorrento common stock, with an exercise price of $3.05 per share, the fair market value on the date of acquisition. The warrants will be held in escrow for a period of six months to satisfy any successful indemnification claims. At closing, Sorrento issued approximately 1.4 million shares of common stock with the remaining approximately 500,000 shares of common stock to be issued subject to stockholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K/A for the year ended January 31, 2003, including the consolidated audited financial statements and notes thereto.

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

Results of Operations/Comparison of the Quarters and Six Months ended July 31, 2003 and 2002.

       Net sales. Our consolidated net sales decreased $723 thousand or 14% to $4.5 million for the quarter ended July 31, 2003 compared to net sales of $5.2 million for the quarter ended July 31, 2002. Net sales for Sorrento Networks Inc.("SNI"), the Company's primary operating subsidiary, decreased $539 thousand or 12% to $4.0 million for the quarter ended July 31, 2003 as compared to net sales of $4.5 million for the quarter ended July 31, 2002. This decrease is attributable to two of SNI's major customers delaying capital expenditures due to merger or internal restructuring. We don't expect this to be an ongoing problem. During the six months ended July 31, 2003 our net sales increased to $12.3 million from $11.2 million for the comparable six months ended July 21, 2002, an increase of 10%. This increase reflects higher domestic sales in the first quarter, resulting from a substantial backlog at the end of the previous year.

       During the three months ended July 31, 2003, SNI shipped product to twelve customers of which six customers represented a combined 88% of our revenues. During the quarter ended July 31, 2002, we shipped product to twelve customers of which five customers represented a combined 79% of our net sales. During the six months ended July 31, 2003, we shipped to product to sixteen customers of which five represented 84% of SNI's net sales. For the comparable six months ended July 31, 2002, we shipped to twelve customers, of which five represented 71% of net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

       Net sales for Meret decreased to $469 thousand or by 28%, for the quarter ended July 31, 2003 from $652 thousand for the comparable quarter last year. For the six months ended July 31, 2003 sales decreased to $1.6 million or by 19%, from $1.9 million in the comparable period last year. The reduction in sales volume reflects the transfer of one of Meret's product line to SNI. This transfer was done for conformity of products within the two segments.

       Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis increased to 30% for the quarter ended July 31, 2003 compared to a negative 44% consolidated gross margin for the quarter ended July 31, 2002. Consolidated gross profit was $1.4 million for the quarter ended July 31, 2003 versus a consolidated gross loss of $2.3 million for the quarter ended July 31, 2002. During the quarter ended July 31, 2002 we took reserves against the book value of our inventory and an adjustment to the market prices on many of our components held in inventory, as well as the write-down of obsolete and slow-moving inventories. A $4.0 million reserve was taken to cover this reduction in value. The gross margin percent on a consolidated basis for the six months ended July 31, 2003 increased to 27% compared to a negative 7% consolidated gross margin for the six months ended July 31, 2002. Consolidated gross profit was $ $3.3 million, an increase of $4.1 million from the comparable six months period ended July 31, 2002. This increase reflects the obsolescence and inventory value reserves taken in the second quarter of the prior year.

       Gross profit for SNI increased to $1.1 million the quarter ended July 31, 2003, as compared to a gross loss of $1.7 million in the quarter ended July 31, 2002. For the six months ended July 31, 2003 gross profit increased $.5 million compared to a gross loss of $650 thousand for the six months ended July 31, 2002. The gross profit increases were primarily the result of lower inventory reserves versus the prior period and a reduction in manufacturing costs during the current period. We continue to monitor our costs of production and reduce costs wherever possible.

       For the quarter ended July 31, 2003, gross profit for Meret was $235 thousand versus a gross loss of $626 thousand for the comparable quarter last year. Meret's gross margins increased to 50% for the quarter ended July 31, 2003 from negative 74% for the comparable quarter last year. For the six months ended July 31, 2003, the gross margin increased to $482 thousand compared to a gross loss of $163 thousand in the six months ended July 31, 2002. The gross profit increases were primarily the result of product mix and the obsolescence reserves taken in the prior period.

       Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Consolidated selling and marketing expenses decreased to $1.9 million, or 42% of net sales, for the quarter ended July 31, 2003 from $3.6 million, or 70% of net sales, for the quarter ended July 31, 2002. For the six months ended July 31, 2003 consolidated selling and marketing expenses decreased to $4.1 million, or 33% of net sales, compared to $7.1 million, or 63% of net sales, for the six months ended July 31, 2002. This decrease was primarily the result of cost reduction efforts implemented and included reductions in travel expenses, advertising expenses and personnel costs.

       Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development cost in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $1.5 million, or 35% of net sales, for the quarter ended July 31, 2003, from $2.3 million, or 45% of net sales, for the quarter ended July 31, 2002. For the six months ended July 31, 2003 our consolidated engineering, research and development expenses decreased to $3.2 million, or 25% of net sales, compared to $4.9 million, or 44% of net sales for the six months ended July 31, 2002. The decline can primarily be attributed to decreases in product development material and personnel related costs reflecting managements planned reduction in operating expense levels.

       General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and allocable occupancy costs. Consolidated general and administrative expenses decreased to $1.9 million, or 43% of net sales, for the quarter ended July 31, 2003 from $5.9 million, or 114% of net sales, for the quarter ended July 31, 2002. The decrease was a combination of our ongoing expense reduction plan and the finalization of our capital restructuring. For the six months ended July 31, 2003, consolidated general and administrative expenses decreased to $3.5 million, or 28% of net sales, compared to $7.8 million or 69.4% of net sales in the six month period ending July 31, 2002. The decrease in general and administrative expenses can be attributed to reductions in investment banking, professional fees and personnel related costs due to our ongoing operating expense reduction efforts and the completion of our capital restructuring.

       Deferred stock compensation and other. Deferred and other stock compensation for the quarter ended July 31, 2003 includes $0 of amortization of deferred stock compensation resulting from the amortization of the value of stock options granted to consultants as compared with $109 of amortization of deferred stock compensation and expenses for the comparable quarter last year. For the six months ended July 31, 2003 we recorded $51 thousand of amortization of deferred stock compensation compared to $ 215 thousand for the comparable six months last year. These costs were incurred in connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which the amount was fully amortized at April 30, 2003.

       Other operating expenses. Other operating expenses were $103 thousand for the quarter ended July 31, 2003 as compared to $93 thousand for the same comparable quarter last year. For the six months ended July 31, 2003, other operating expenses were $206 as compared to $190 for the six months ended July 31, 2002. These costs represent the amortization of purchased technology related to prior acquisitions.

       Other income (charges). Other income (charges) from operations was $16.6 million in income for the quarter ended July 31, 2003 compared to $1.4 million of expense for the quarter ended July 31, 2002. The increase was primarily attributable to a net gain of $13.7 million on the capital restructuring that was completed June 4, 2003 and a gain on the sale of marketable securities of $4.0 million. This gain was partially offset by $1.1 million in interest expense associated with the Company's convertible debentures. During the six months ended July 31, 2003, other income was $14.0 million compared to $9.1 million for the same period in the prior year. This increase was primarily due to the net gain on the capital restructuring and a gain on the sale of marketable securities. This gain was partially offset by $3.6 million in costs associated with the Company's 9.75% convertible debentures.

       Income taxes. There was no provision for income taxes for the quarters and six months ended July 31, 2003 and 2002, respectively. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. These carry forwards have been adjusted due to the capital restructuring that occurred in June 2003. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

       We finance our operations through a combination of internal funds, investments and debt and equity financing. At July 31, 2003, our working capital was $9.8 million including $5.0 million in cash and cash equivalents and $85 thousand of investments in marketable securities.

Operations

       Our operations used cash flows of $9.3 million during the six months ended July 31, 2003. During the quarter ended July 31, 2002 continuing operations used cash flows of $10.9 million. The decrease in cash flows used by operations resulted from a gain on the sale of marketable securities, a gain on the capital restructuring, a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payables and accrued liabilities.

       We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc., ("SNI") our principal operating subsidiary, has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide.

       We have funded our operations primarily through a combination of internal funds, the sale of investments and debt and equity financing. There can be no assurance that similar funding will be available in the future. In addition, now that our capital restructuring efforts are completed, there are certain restrictions on us in both the amount of debt we can incur in future periods and the types of securities that we can issue to raise additional capital in future periods. Both of these restrictions could have a negative impact on our ability to raise the additional working capital that we will require in future periods. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, our revenue has been negatively impacted and our future revenues could also be negatively impacted. As a result, our need for additional working capital could be accelerated in the future. If such capital is not available, we will need to substantially decrease our operating costs and capital spending in order to fund operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

       Our standard payment terms range from net 30 to net 60 days. Receivables from international customers have frequently taken longer to collect. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. Despite these negative factors we have improved our collection on receivables to 45 days of average sales days outstanding as compared to 92 days outstanding for the same period in the prior year, helping improve our cash flows. There can be no assurance; however, that this continued economic environment will not impact either current or future receivables negatively, or our ability to control inventory levels. We do not provide long-term financing to customers buying our equipment.

Investing Activities

       Our investing activities during the six months ended July 31, 2003 provided cash flows of $6.8 million from the sale of $5.0 million in marketable securities, the disposal of $1.5 million property and equipment and a $349 thousand decrease in other assets. During the six months ended July 31, 2002, investing activities provided cash flows of $12.1 million. We purchased property and equipment of $1.9 million and received $13.6 million on the sale of marketable securities and $542 thousand on the sale of other assets.

Financing Activities

       Our financing activities during the six months ended July 31, 2003 used cash of $128 thousand consisting primarily of the repayment of long-term debt. During the comparable six months in the prior year, financing activities used cash flows of $1.0 million, which also consisted primarily of repayment of debt.

We anticipate that we will need additional working capital to fulfill our capital working requirements for the next year. While we have made significant cost reductions to bring our losses more in line with our anticipated or projected revenues, there is no assurance the volume of future revenues will be sufficient to allow us to meet our financial obligations for future periods. We continue to reduce our operating costs and have initiated activities to raise additional working capital. If revenues do not improve from second quarter results for future periods, we will not have sufficient working capital to finance our operations for the next twelve months given our existing expense base. Our future capital requirements may vary materially from those now planned including the need for working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Contractual Cash Obligations

             The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2003:

Contractual Obligations


                                                        Payments due in fiscal years
                                ---------------------------------------------------------------------------------
                                            Remainder
                                 Total         2004        2005        2006       2007        2008     Thereafter
                                 -----         ----        ----        ----       ----        ----     ----------
Long-term Debt ............     $ 3,611        $ 27        $ 49        $ 54     $    58         $63      $3,360
Capital Leases ............         139          84          55          --          --          --          --
Operating Leases ..........         468         119         158         131          42          18          --
7.5% Convertible Debentures      13,100          --          --          --      13,100          --          --
                                -------        ----        ----        ----     -------         ---      ------
Total .....................     $17,318        $230        $262        $185     $13,200         $81      $3,360
                                =======        ====        ====        ====     =======         ===      ======

Securities Authorized For Issuance Under Equity Compensation Plans

             The following table provides information as of July 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.


                               Number of Securities To                                    Number of Securities
                                    Be Issued Upon                                      Remaining Available for
                                       Exercise           Weighted-Average Exercise    Future Issuance Under Equity
                                    Of Outstanding           Price of Outstanding          Compensation Plans
                                       Options,                    Options,              (Excluding Securities
                                 Warrants and Rights         Warrants and Rights        Reflected in Column (a))
                                 -------------------         -------------------        ------------------------
Plan Category                            (a)                         (b)                          (c)
                                      -----------                 -----------                 -------------
Equity Compensation
   Plans Approved by
   security Holders *(FIBR)            1,263,011                  $   92.50                      1,395,989
                                      -----------                 -----------                 -------------
Equity Compensation
   Plans not Approved by
   Security Holders (SNI)              2,737,847                  $    5.27                     20,558,153
                                       ---------                  ---------                     ----------
Total                                  4,000,858                  $   32.81                     21,954,142
                                       ---------                  ---------                     ----------


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

Impact of Recent Accounting Pronouncements

       In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15,2003. We expect this pronouncement will not have a material impact on our results of operations and financial condition.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"( "SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30,2003. The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15,2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003 We will apply the provision of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003 and expect that this pronouncement will not have a material impact on our results of operations and financial condition.

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

       In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We will apply the guidance of EITF 00-21 on a prospective basis and expect that this pronouncement will not have a material impact on our results of operations and financial condition.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

       The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. During the period covered by this report, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Controls and Procedures

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1:  Legal Proceedings

         On June 4, 2003, we consummated the exchange transaction and cancelled all outstanding Series A Convertible Preferred Stock and 9.75% Senior Convertible Debentures. The Exchange Agreement provides that the litigation instituted by the former holders of Series A stock be dismissed without prejudice against the Company, its subsidiaries, its current officers and directors, and other defendants who execute an appropriate release, and without prejudice against all other defendants. This dismissal will require court approval, which is in the process of being obtained by counsel for all parties.

         In accordance with a settlement agreement reached between us and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr.Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was completed on July 1, 2003 and had a value of $88 thousand.

         In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims has been settled, and we are disputing the other claim. The amount of the disputed claim is approximately $195 thousand plus attorneys fees.

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

Item 2: Changes in Securities and Use of Proceeds

         As part of the exchange of 9.75% Debentures and Series A Preferred Stock for shares of our common stock, we changed our state of incorporation from New Jersey to Delaware. We provided a comparison of shareholders' rights under the law of the states of Delaware and New Jersey in our proxy statement dated April 15, 2003, which is incorporated herein by reference.

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

         The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

                         Shares Voted For    Shares Voted Against         Shares Withhold
------------------------------------------------------------------------------------------
                             For                    Against                    Abstain
Proposal 01                385,631                   60,416                     2,783

Proposal 02.               414,879                   31,013                     2,938

Proposal 03                424,689                   21,179                     2,962

Proposal 04                392,241                   51,749                     4,840

Proposal 05                318,567                   125,998                    4,265

Item 5:  Other Information

       Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

    (a). Exhibits

         1. Consolidated Financial Statements for the Quarter and Six Months Ended July 31, 2003 (included in Part I, Item 1).

         2. Exhibits:

            2.1   Agreement and Plan of Merger with LuxN, Inc. (J).

            3.1   Certificate of Incorporation of the Registrant (G).

            3.2   By-Laws of the Registrant (G).

            3.3   Series D Preferred Stock Certificate of Designation (G).

            4.1   1988 Stock Option Plan (B).

            4.2 Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan (A).

            4.3   1997 Directors Stock Option Plan (C).

            4.4   2000 Stock Incentive Plan (E).

            4.5   2000 Employee Stock Purchase Plan (D).

            4.6 2000 Stock Option/Stock Issuance Plan of Sorrento Networks, Inc. (E).

            4.7   Form of 7.5% Convertible Debenture Due August 2, 2007 (G).

            4.8   Form of Warrant, expiry date August 2, 2007 (G).

            4.9   Sorrento Networks Corporation 2003 Equity Incentive Plan (G).

            5.    Opinion of Greenbaum, Rowe, Smith, Ravin, Davis & Himmel LLP.

            10.1  Agreement dated July 12, 2000 with Richard L. Jacobson (E).

            10.2  Agreement dated March 1, 2002, with Phillip W. Arneson (F).

            10.3  Exchange Agreement dated March 6, 2003 (G).

            10.4 Form of Registration Rights Agreement with Exchanging Holders (G).

            10.5  Agreement dated May 17, 2002 with Joe R. Armstrong (H).

            10.6  Agreement dated July 3, 2002 with Richard L. Jacobson (H).

            10.7  Agreement dated February 1, 2003 with Robert L. Hibbard (H).

            10.8  First Amendment to Exchange Agreement (I).

            21.   Subsidiaries of the Registrant (H).

            23.1  Consent of BDO Seidman LLP - filed herewith.

  -----------------

     The foregoing are incorporated by reference from the Registrant's filings indicated:

            31.1  Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)      Proxy Statement dated December 1, 1999.

(B)      Proxy Statement dated May 13, 1998.

(C)      Proxy Statement dated November 21, 1997.

(D)      Proxy Statement dated December 11, 2000.

(E)      Form 10-K for the year ended January 31, 2001.

(F)      Form 10-K for the year ended January 31, 2002.

(G)      Proxy Statement filed with the SEC on April 16, 2003.

(H)      Form 10-K for the year ended January 31, 2003.

(I)      Form 8-K dated May 30, 2003.

(J)      Form 8-K/A dated August 25, 2003.


NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.



(b).   Reports on Form 8-K

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

                                           SORRENTO NETWORKS CORPORATION
                                           (REGISTRANT)

September 15, 2003                          By:       /s/ JOE R. ARMSTRONG
                                                --------------------------------
                                                         Joe R. Armstrong,
                                                     Chief Financial Officer
                                                   Principal Accounting Officer

                           STATEMENT OF DIFFERENCES


The section symbol shall be expressed as....................................'SS'