Form 10-Q
period 2003-10-31
SORRENTO NETWORKS CORP
filed 2003-12-18
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-15810

                                   ----------

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                                   ----------

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

                                   ----------

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

     Common Stock, $0.001 par value per share, Outstanding: 10,477,217 shares at December 1, 2003.

     Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12-b2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

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

================================================================================

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In Thousands, except share information)

                                                                                   October 31,   January 31,
                                                                                       2003          2003
                                                                                   -----------   -----------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents.........................................................    $   4,826     $   7,747
   Accounts receivable, net.....................................................        4,574         5,576
   Inventory, net...............................................................       13,562        13,934
   Prepaid expenses and other current assets....................................        1,294           741
   Investment in marketable securities..........................................          483         3,959
                                                                                    ---------     ---------
      TOTAL CURRENT ASSETS......................................................       24,739        31,957
                                                                                    ---------     ---------
PROPERTY AND EQUIPMENT, NET.....................................................       13,788        17,103
                                                                                    ---------     ---------
OTHER ASSETS
   Purchased technology, net....................................................          987           430
   Investment in non-marketable securities......................................        5,025         5,025
   Other assets.................................................................          864         1,290
                                                                                    ---------     ---------
      TOTAL OTHER ASSETS........................................................        6,876         6,745
                                                                                    ---------     ---------
TOTAL ASSETS....................................................................    $  45,403     $  55,805
                                                                                    =========     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long term debt.........................................    $     137     $     222
   Accounts payable.............................................................        4,548         5,135
   Deferred revenue.............................................................          648         3,700
   Accrued professional fees....................................................        3,488         4,324
   Other accrued liabilities and current liabilities............................        5,697         6,236
   Due on redemption of preferred security of subsidiary........................           --        48,800
   Contingent Liabilities.......................................................        2,290            --
                                                                                    ---------     ---------
      TOTAL CURRENT LIABILITIES.................................................       16,808        68,417
                                                                                    ---------     ---------
Long-term debt and capital lease obligations....................................        3,550         3,644
Debentures payable..............................................................       12,998        18,121
Dividends payable...............................................................           --            99
                                                                                    ---------     ---------
      TOTAL LIABILITIES.........................................................       33,356        90,281
                                                                                    ---------     ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; liquidation preference $1,353...............            1             1
   Common stock, $.001 par value; 150,000,000 shares authorized; 10,477,661 shares issued 10,477,217 shares outstanding at October 31, 2003; 886,494
      shares issued 886,050 shares outstanding at January 31, 2003..............           10         5,318
   Additional paid-in capital...................................................      198,012       144,887
   Deferred stock compensation..................................................           --            (5)
   Accumulated deficit..........................................................     (186,060)     (187,536)
   Accumulated other comprehensive income loss..................................          153         2,928
   Treasury stock, at cost; 444 shares at October 31, 2003 and January 31, 2003,
      respectively..............................................................          (69)          (69)
                                                                                    ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)......................................       12,047       (34,476)
                                                                                    ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)............................    $  45,403     $  55,805
                                                                                    =========     =========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In Thousands, except per share amounts)

                                                                    Three Months         Nine Months
                                                                 Ended October 31,    Ended October 31,
                                                                 -----------------   -------------------
                                                                   2003      2002      2003       2002
                                                                 -------   -------   --------   --------
NET SALES                                                        $ 6,726   $ 5,525   $ 19,063   $ 16,727

COST OF SALES                                                      4,891     4,563     13,910     16,577
                                                                 -------   -------   --------   --------
         GROSS PROFIT                                              1,835       962      5,153        150
                                                                 -------   -------   --------   --------
OPERATING EXPENSES
   Selling and marketing                                           2,499     2,419      6,565      9,496
   Engineering, research and development                           2,530     1,980      5,725      6,853
   General and administrative                                      1,247     1,613      4,758      9,387
   Deferred stock compensation                                        --       109         51        324
   Other operating expenses                                          103       133        309        323
                                                                 -------   -------   --------   --------
      TOTAL OPERATING EXPENSES                                     6,379     6,254     17,408     26,383
                                                                 -------   -------   --------   --------
LOSS FROM OPERATIONS                                              (4,544)   (5,292)   (12,255)   (26,233)
                                                                 -------   -------   --------   --------

OTHER INCOME (EXPENSES)
   Investment income                                                   5        45         14        232
   Interest expense                                                 (298)   (1,738)    (4,102)    (4,589)
   Other income (expenses)                                            20        63     13,793        182
   Gain on sale of marketable securities                              --        --      4,026     11,656
                                                                 -------   -------   --------   --------
      TOTAL OTHER INCOME (EXPENSES)                                 (273)   (1,630)    13,731      7,481
                                                                 -------   -------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX                                              (4,817)   (6,922)     1,476    (18,752)
PROVISION FOR INCOME TAXES                                            --        --         --         --
                                                                 -------   -------   --------   --------
NET INCOME (LOSS)                                                $(4,817)  $(6,922)  $  1,476   $(18,752)
                                                                 =======   =======   ========   ========
EARNINGS (LOSS) PER SHARE:
      BASIC WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                              10,252       781      5,722        755
                                                                 -------   -------   --------   --------
BASIC NET INCOME (LOSS) PER COMMON SHARE                         $  (.47)  $ (8.86)  $    .26   $ (24.84)
                                                                 =======   =======   ========   ========
      DILUTED WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                       10,252     1,004      5,722        978
                                                                 -------   -------   --------   --------
DILUTED NET INCOME (LOSS) PER COMMON SHARE                       $  (.47)  $(34.54)  $    .26   $ (45.97)
                                                                 =======   =======   ========   ========
COMPREHENSIVE LOSS AND ITS COMPONENTS
   CONSIST OF THE FOLLOWING:
      Net income (loss)                                          $(4,817)  $(6,922)  $  1,476   $(18,752)
      Other components of comprehensive loss, net of tax:
         Unrealized holding (losses) arising during the period       (18)   (1,590)     1,152     (9,800)
         Reclassification adjustment for amounts included in
            net income                                                --        --     (4,026)   (11,656)
                                                                 -------   -------   --------   --------
NET COMPREHENSIVE (LOSS)                                         $(4,835)  $(8,512)  $ (1,398)  $(40,208)
                                                                 =======   =======   ========   ========

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   For the nine months ended October 31, 2003

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                 (In Thousands)

                                      Common Stock     Preferred Stock   Additional     Deferred
                                    ----------------   ---------------     Paid in        Stock      Accumulated
                                    Shares    Amount   Shares   Amount    Capital     Compensation     Deficit
                                    ------   -------   ------   ------   ----------   ------------   -----------
Balance at January 31, 2003            886   $ 5,318       2       $1     $144,887        $ (5)        $(187,536)
Common stock par value re-
   valuation                                  (5,317)                        5,317
Restructuring adjustment                                                       436
Common stock issuance                9,564         9                        47,255
Unrealized  (losses) on
   available for sale securities
Reclassification adjustment for
   (gains) losses realized in net
   income (loss)
Deferred stock compensation
   of subsidiary                                                                46         (46)
Expenses paid with stock
   issuances                            27         0                            71
Amortization of deferred stock
   compensation                                                                             51
                                    ------   -------     ---      ---     --------        ----         ---------
Net income                                                                                                 1,476
                                    ------   -------     ---      ---     --------        ----         ---------
Balance at October 31, 2003         10,477   $    10       2       $1     $198,012        $ --         $(186,060)
                                    ======   =======     ===      ===     ========        ====         =========

                                    Treasury Stock        Other           Total
                                    ---------------   Comprehensive   Stockholders'
                                    Shares   Amount   Income (Loss)      Equity
                                    ------   ------   -------------   -------------
Balance at January 31, 2003            1      $(69)      $ 2,928        $(34,476)
Common stock par value re-
   valuation
Restructuring adjustment                                                     436
Common stock issuance                                                     47,264
Unrealized  (losses) on
   available for sale securities                          (2,874)         (2,874)
Reclassification adjustment for
   (gains) losses realized in net
   income (loss)                                              99              99
Deferred stock compensation
   of subsidiary                                                              --
Expenses paid with stock
   issuances                                                                  71
Amortization of deferred stock
   compensation                                                               51
                                     ---      -----      -------        --------
Net income                                                                 1,476
                                     ---      -----      -------        --------
Balance at October 31, 2003            1      $(69)      $   153        $ 12,047
                                     ===      =====      =======        ========

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   For the nine months ended October 31, 2002

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                 (In Thousands)

                                  Common Stock     Preferred Stock   Additional     Deferred
                                 ---------------   ---------------    Paid in        Stock       Accumulated
                                 Shares   Amount   Shares   Amount    Capital     Compensation     Deficit
                                 ------   ------   ------   ------   ----------   ------------   -----------
Balance at January 31, 2002         710   $4,263      2       $1      $143,705       $(255)       $(161,326)
Stock option and warrant
   exercises                          1        9                            (9)
Unrealized losses on available
   for sale securities
Reclassification adjustment for
   (gains) losses realized in
   net income (loss)
Deferred stock compensation
   of subsidiary                                                           136        (136)
Expenses paid with stock
   issuances                        176    1,048                         8,706
Amortization of deferred stock
   compensation                                                                        322
                                    ---   ------    ---      ---      --------       -----        ---------
Net loss                                                                                          $ (18,752)
                                    ---   ------    ---      ---      --------       -----        ---------
Balance at October 31, 2002         887   $5,320      2       $1      $152,538       $ (69)       $(180,078)
                                    ===   ======    ===      ===      ========       =====        =========

                                 Treasury Stock        Other           Total
                                 ---------------   Comprehensive    Stockholders'
                                 Shares   Amount    Income (Loss)      Equity
                                 ------   ------   --------------   -------------
Balance at January 31, 2002         1       $(69)     $ 24,160        $ 10,479
Stock option and warrant
   exercises                                                                --
Unrealized losses on available
   for sale securities                                  (9,800)         (9,800)
Realized (gains) on available
   for sale securities                                 (11,656)        (11,656)
Deferred stock compensation
   of subsidiary                                                            --
Expenses paid with stock
   issuances                                                             9,754
Amortization of deferred stock
   compensation                                                            322
                                  ---       ----      --------        --------
Net loss                                                               (18,752)
                                  ---       ----      --------        --------
Balance at October 31, 2002         1       $(69)     $  2,704        $(19,653)
                                  ===       ====      ========        ========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                          Nine Months Ended
                                                                                              October 31,
                                                                                          -------------------
                                                                                            2003       2002
                                                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................................   $  1,476   $(18,752)
                                                                                          --------   --------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization ................................................      2,872      3,038
         Accounts receivable and inventory reserves ...................................     (1,333)     4,345
         Expenses paid through issuance of securities .................................         71         --
         Gain on sale of marketable securities ........................................     (4,026)   (11,656)
         Non-cash interest on debentures ..............................................      2,715      4,091
         Gain on restructuring ........................................................    (13,629)        --
         Deferred and other stock compensation ........................................         51        187
      Changes in assets and liabilities:
            (Increase) decrease in accounts receivable ................................      1,295     (1,024)
            Decrease in inventories ...................................................      4,150      3,858
            (Increase) decrease in other current assets ...............................       (137)       793
            Decrease in accounts payable ..............................................     (1,028)    (2,114)
            Increase (decrease) in deferred revenue ...................................     (3,342)     5,247
            Increase (decrease) in accrued and other current liabilities ..............       (985)     1,796
                                                                                          --------   --------
      NET CASH USED IN OPERATING ACTIVITIES ...........................................    (11,850)   (10,191)
CASH FLOWS FROM INVESTING ACTIVITIES:
   LuxN merger ........................................................................      1,866         --
   Capitalized fees on LuxN merger ....................................................       (360)        --
   (Purchase) disposal of property and equipment ......................................        949     (2,774)
   Cash received from sale of marketable securities and other investments .............      6,360     13,574
   Other assets .......................................................................        295        154
                                                                                          --------   --------
      NET CASH PROVIDED BY INVESTING ACTIVITIES .......................................      9,110     10,954
                                                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt, net ...................................................         --       (808)
   Repayment of long-term debt ........................................................       (180)      (532)
   Proceeds from common stock .........................................................         (1)        --
                                                                                          --------   --------
      NET CASH USED IN FINANCING ACTIVITIES ...........................................       (181)    (1,340)
                                                                                          --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS ..................................................    (2,921)      (577)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ........................................     7,747     14,243
                                                                                          --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..............................................  $  4,826   $ 13,666
                                                                                          ========   ========

          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002

The Company

     Sorrento Networks Corporation (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation and optical access products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego and Sunnyvale, California and various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data for the three and nine months periods ended October 31, 2003 and 2002, along with financial data for January 31, 2003, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended January 31, 2003.

     We have incurred significant losses and negative cash flows from operations for the past two years. SNI, our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI, as well as our newly acquired LuxN subsidiary, continue to develop their technology, marketing, sales and operations in efforts to become major suppliers of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Further, with the recent downturn in the economic environment and decreases in capital spending by telecom carriers, we believe our current and future revenues could be negatively impacted. As a result, future increases in working capital will be required to both maintain and grow our business along with a continued and substantial focus on reducing operating expenses. Given the uncertainty and/or unpredictability of the telecom market and the limited amount of our existing working capital there can be no assurance that our existing financial resources will be sufficient to cover our operational needs for the next twelve months. Our current cash resources provide for less than six months of working capital based upon our historical losses. If however, our revenues show improvement, we implement our plans on expense reductions and attract additional working capital through the issuance of stock or debt, our balance sheet will be significantly improved and will provide us with the necessary financial resources to meet our operational plans for a period exceeding one year. Our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders. We are actively pursuing several alternatives and opportunities in order to strengthen our financial condition.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended October 31, 2003 and 2002 have been made. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to prior year presentations to conform to the fiscal year 2004 presentation.

Digi International, Inc. and NETsilicon, Inc.

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

Stock Compensation

     We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its employees; during the three and nine months ended October 31, 2003 and 2002 it amortized $0 and $62 thousand, and $5 thousand and $157 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation. As of April 30, 2003 the deferred stock compensation amount of $2.6 million has been fully amortized.

     For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its consultants; during the three and nine months ended October 31, 2003 and 2002 it recorded $0 and $46 thousand, and $46 thousand and $45 thousand, respectively, for options granted to consultants.
As of April 30, 2003 the deferred stock compensation for non-employees was fully amortized.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this pronouncement with no material impact on our results of operations and financial condition.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends certain definitions to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003 We adopted this pronouncement with no material impact on our results of operations and financial condition.

     In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We have adopted the guidance of EITF 00-21 with no material effect on our financial condition or results of operations.

Balance Sheet Detail

     Inventories at October 31, 2003 and January 31, 2003 consist of:

                                    (Thousands)

                             October 31,   January 31,
                                 2003         2003
                             -----------   -----------
Raw material..............    $ 25,005       $10,767
Work in process...........       3,019         2,804
Finished goods............       5,438         6,326
                              --------       -------
                                33,462        19,897
Less: Valuation reserve...     (19,900)       (5,963)
                              --------       -------
                              $ 13,562       $13,934
                              ========       =======

     Marketable Securities--Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Our investments in DIGI and Entrada are classified as available for sale and are carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At October 31, 2003, and January 31, 2003, marketable securities were as follows:

                             (thousands)

                              Unrealized   Market
                     Cost       Gains       Value
                    ------   -----------   ------
October 31, 2003:
   Entrada.......       13          53         66
                    ------      ------     ------
                    $   13      $   53     $   66
                    ======      ======     ======
January 31, 2003:
   Digi..........   $1,009      $2,884     $3,893
   Entrada.......       22          44         66
                    ------      ------     ------
                    $1,031      $2,928     $3,959
                    ======      ======     ======

     Intangible Assets--Goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as our purchased technology, are amortized over their useful lives.

The carrying value of finite life intangible assets, consisting of purchased technology of our subsidiary Meret Optical, as of October 31, 2003, is approximately $122 thousand, net of amortization. The change in the net carrying amount of finite life intangible assets during the nine months ended October 31, 2003 is due to amortization of $309 thousand. The $122 thousand remaining book value is expected to be amortized at approximately $102 in the fourth quarter of Fiscal 2004 and $20 thousand in Fiscal 2005.

     Non-marketable securities - consists of an investment we made into a non-public or privately funded exchange carrier. Their principal business is selling broadband services to enterprise customers and they principally use networks that have deployed our equipment for WDM transport. Our investment in this company reflects the price we paid for Series C Preferred Stock at that time of the investment. The value of our investment is difficult to ascertain and is subject to certain elements such as market conditions, revenue growth, financial performance and future financings for their company. As of the end of October 31, 2003, there can be no assurance that we could sell our securitiesr for an amount equal to our investment.

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

     On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "9.75% Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplated an exchange (the "Exchange") of the 9.75% Debentures and the Preferred Stock at closing into shares of common stock and $12.5 million of our new 7.5% Secured Convertible Debentures (the "7.5% Debentures"). Certain holders of the Preferred Stock would also receive additional 7.5% Debentures of approximately $600 thousand to pay certain legal fees.

     The Exchange Agreement was approved by shareholders on May 29, 2003 and was completed and became effective on June 4, 2003 pursuant to which we exchanged current outstanding debentures and Series A Preferred Stock for common stock and an issuance of a smaller principal amount of 7.5% Debentures.

     Interest expense on the 9.75% Debentures thru the June 4, 2003 exchange date of approximately $3.5 million included the stated 9.75% interest of approximately $1 million, amortization of issuance costs of $275 thousand and amortization of the fair value of the warrants issued to the purchasers and placement agent and deemed beneficial conversion feature of approximately $2.2 million.

     Interest expense on the 7.5% debentures during the three and nine months ended October 31, 2003 was $248 thousand and $402 thousand, respectively.

     At October 31, 2003 and January 31, 2003 debentures payable for the 9.75% debentures consisted of:

                                                               (thousands)

                                                        October 31,   January 31,
                                                           2003          2003
                                                        -----------   -----------
Face value ..........................................       $--        $ 32,200
Issuance costs ......................................        --          (2,451)
Value of warrants and deemed beneficial conversion
   feature ..........................................        --         (19,525)
                                                            ---        --------
   Debenture book value at issuance .................        --          10,224
Accumulated amortization of issuance costs ..........        --             881
Accumulated amortization of the value of warrants and
   deemed beneficial conversion feature .............        --           7,016
                                                            ---        --------
                                                            $--        $ 18,121
                                                            ===        ========

     The7.5% debentures are convertible at any time at the option of the holders into shares of common stock at a conversion price of $5.42, the fair value on the date of the exchange. The debentures mature on August 2, 2007 and are secured by substantially all of our assets and those of our subsidiaries (with certain exceptions).

     At October 31, 2003 and January 31, 2003 debentures payable for the 7.5% debentures consisted of:

                                                        (thousands)

                                                 October 31,   January 31,
                                                    2003          2003
                                                 -----------   -----------
Face value of 7.5% convertible debentures.....     $12,398         $--
Face value of new debentures for legal fees...         600          --
                                                   -------         ---
Book value of debentures at issuance               $12,998         $--
                                                   =======         ===

Stockholders' Equity

     We are authorized to issue the following shares of stock:

          150,000,000 shares of Common Stock ($0.001 par value)

          2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

               3,000 shares of Preferred Stock, Series D

               1,000,000 shares of Preferred Stock, Series F

     As of October 31, 2003, we had outstanding the following shares of preferred stock:

                 Shares      Par    Liquidation
              Outstanding   Value    Preference
              -----------   -----   -----------
Series D...      1,353      $0.01      $1,353
                 -----      -----      ------
                 1,353      $0.01      $1,353
                 =====      =====      ======

Other Capital Stock Transactions

     Stock Split - In October 2002, approval was granted for a one-for-twenty reverse stock split effective October 28, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

     Each share of SNI's Series A Convertible Preferred Stock was convertible into one share of SNI's common stock at the option of the holder, voted on an "as converted" basis except for election of directors, and had a liquidation preference of $5.45 per share. The shares were automatically convertible into SNI's common stock upon an underwritten public offering by SNI with an aggregate offering price of at least $50.0 million. As SNI did not complete a $50.0 million public offering by March 1, 2001, the holders of more than 50% of the then outstanding Series A shares had the right to request in writing that SNI redeem them at the adjusted liquidation preference. On receipt of such a request, SNI had the obligation to redeem the shares in cash, if funds were lawfully available for such redemption, or to redeem such pro rata portion as to which a lesser amount of lawfully available funds existed. In April 2001, SNI received written redemption requests from holders of a majority of the Series A shares. The difference between the net proceeds received on the sale of these shares and their liquidation preference of $48.8 million was recorded as a deemed dividend during the period from issuance to March 31, 2001.

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

     On August 8, 2003, we acquired LuxN Inc. for a combination of stock, warrants, and cash. Stockholders of LuxN were given the option of exchanging shares of LuxN stock for either their pro-rata portion of LuxN's net cash or shares of Sorrento's common stock. In addition to the cash or Sorrento common stock, stockholders of LuxN have the right to receive warrants to purchase an aggregate of 400 thousand shares of Sorrento common stock, with an exercise price of $3.05 per share, the fair market value on the date of the acquisition. The warrants will be held in escrow for a period of six months to satisfy any successful indemnification claims. At closing, Sorrento issued approximately 1.4 million shares of common stock with the remaining approximately 500 thousand shares of common stock to be issued subject to stockholder approval.

LUXN ACQUISITION

On August 8, 2003, LuxN, Inc. was acquired by Sorrento Networks Corporation, pursuant to an Agreement and Plan of Merger ("the Agreement"), dated as of June 25, 2003. LuxN develops, manufactures and markets optical transport and switching solutions for metropolitan service providers and enterprise customers. We acquired LuxN to expand our offerings of optical transport and switching solutions to a segment of customers we were not currently servicing. As of August 8, 2003, the results of operations from LuxN are shown in our consolidated income statement.

 The purchase consideration for the acquisition of LuxN amounted to approximately $18 million consisting of cash paid and common stock issued. The cash paid was approximately $14.8 million and was paid to LuxN's Series A-1 Preferred Stockholders who elected to receive cash in lieu of common stock. The common stock was issued to LuxN shareholders who elected to exchange their shares of LuxN stock for Sorrento Networks common stock. The Company issued 1,374,194 shares of its common stock at the per share fair value on the date of issuance of $2.35 for an approximate value of $3.2 million. These shares were issued August 8, 2003.

The purchase consideration excludes the value of 400,000 warrants issued in connection with the purchase that are held in escrow until the expiration of an indemnification period as per the Agreement. When and if the warrants are released from escrow, the value of the warrants will be recorded as additional purchase price consideration. The $900 thousand value of the 400,000 warrants issued to LuxN shareholders who elected to exchange their shares of LuxN stock for Sorrento Networks common stock was determined using the Black Scholes option pricing model based on the following inputs: option price of $3.05, estimated life of 5 years, volatility of 168% and no dividends. When released from escrow, the fair value of these contingent warrants will be recorded as additional purchase consideration.

The purchase consideration excludes the value of the future issuance of 505,153 shares of Sorrento Networks common stock to the LuxN shareholders who elected to exchange their shares of LuxN stock for our common stock pursuant to the Agreement. The shares will be issued upon shareholder approval and in return $1.0 million of LuxN cash held in escrow will be released. The approximate value of these shares is $1.2 million as of the acquisition date based upon the fair market per share value of $2.35 on August 8, 2003. The fair value of these contingent common shares will be recorded as additional purchase consideration.

On the accompanying consolidated balance sheet of the Company, the Company has reflected contingent purchase consideration of approximately $2.3 million arising from the contingently issuable warrants and common shares described above and reimbursement for certain accounts receivable of approximately 200 thousand.

The accompanying balance sheet includes purchased technology of approximately $864 thousand arising from the purchase of LuxN. The value assigned to the purchased technology is based upon the Company's preliminary assessment of the purchased technologies fair value. The Company is in the process of determining the fair value of the purchased technology. The Company expects to complete the valuation of the purchased technology in the near future and will make any necessary adjustments to the purchase price as needed.

The balance sheet of LuxN as of August 8, 2003, is shown below reflecting the preliminary application of purchase accounting.

                                                        [SORRENTO NETWORKS LOGO]

LUXN, INC.

BALANCE SHEETS AT DATE OF ACQUISITION (UNAUDITED)
(In Thousands, except per share amounts)

=========================================================================

                                                           August 8, 2003
-------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                         $20,368
     Restricted cash                                                1,000
     Accounts receivable, net                                         225
     Inventory, net                                                 2,513
     Prepaid expenses and other current assets                        415
-------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                      24,521
-------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                           167

PURCHASED TECHNOLOGY, NET                                             864
-------------------------------------------------------------------------
TOTAL ASSETS                                                      $25,552
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long term debt                           2,923
     Accounts payable                                                 441
     Deferred revenue                                                 290
     Accrued liabilities and other current liabilities              1,264
-------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                  4,918
-------------------------------------------------------------------------

-------------------------------------------------------------------------
         TOTAL NET ASSETS ACQUIRED                                 20,634
-------------------------------------------------------------------------

SORRENTO NETWORKS CORPORATION                          [SORRENTO NETWORKS LOGO]
AND SUBSIDIARIES

SUPPLEMENTAL PRO FORMA FINANCIAL DATA
(In Thousands)

                                               Sorrento
                                               Networks
                                             Consolidated           LuxN, Inc              Total
                                             ------------           ---------              -----
Three Months Ended October 31, 2003
      Revenue                                  $  4,205             $  2,521             $  6,726
      Net Income (Loss)                          (3,816)              (1,001)              (4,817)
      Earnings per Share                       $  (0.37)            $  (0.10)            $  (0.47)
                                               ========             ========             ========

Three Months Ended October 31, 2002
      Revenue                                  $  5,525                3,983             $  9,508
      Net Income (Loss)                          (6,922)              (1,468)              (8,390)
      Earnings per Share                       $  (8.86)            $  (1.88)            $ (10.74)
                                               ========             ========             ========

Nine Months Ended October 31, 2003
      Revenue                                  $ 16,542                3,983             $ 20,525
      Net Income (Loss)                           2,477               (6,873)              (4,396)
      Earnings per Share                       $   0.43             $  (1.20)            $  (0.77)
                                               ========             ========             ========

Nine Months Ended October 31, 2002
      Revenue                                  $ 16,727             $  2,969             $ 19,696
      Net Income (Loss)                         (18,752)             (20,494)             (39,246)
      Earnings per Share                       $ (24.84)            $ (27.14)            $ (51.98)
                                               ========             ========             ========

Stock Option Plans

     We have five stock option plans in effect: The 2003 Equity Incentive Plan, the 2000 Stock Incentive Plan, the 1988 Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan and the 1997 Director Stock Option Plan. The stock options have been made available to certain employees and consultants. All options are granted at not less than fair value at the date of grant and have terms varying from 3 to 10 years. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution towards our success. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In order to provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the following table summarizes the pro forma effect of stock-based compensation on net income and earnings (loss) per share as if the optional expense recognition provisions of SFAS 123 had been adopted.

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

Net Earnings Per Share Table

                                                    For the three months ended,   For the nine months ended,
                                                            October 31,                  October 31,
                                                    ---------------------------   --------------------------
                                                           2003      2002               2003      2002
                                                         -------   -------            -------   --------
Net earnings (loss):
   As reported                                            (4,817)   (6,922)             1,476    (18,752)

   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                              --        51                109        324
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects                              (1,220)   (1,428)            (2,486)    (4,321)
                                                         -------   -------            -------   --------
   Pro forma                                              (6,037)   (8,299)              (901)   (22,749)
                                                         =======   =======            =======   ========

Earnings (loss) per share:
   Basic EPS as reported                                 $ (0.47)  $ (8.86)           $  0.26   $ (24.84)
                                                         =======   =======            =======   ========
   Pro forma basic EPS                                   $ (0.59)  $(10.70)           $ (0.18)  $ (30.58)
                                                         =======   =======            =======   ========
   Diluted EPS as reported                               $ (0.47)  $(34.54)           $  0.26   $ (45.97)
                                                         =======   =======            =======   ========
   Pro forma diluted EPS                                 $ (0.59)  $(35.96)           $ (0.18)  $ (50.39)
                                                         =======   =======            =======   ========

Earnings Per Share Calculation

     The following data show the amounts used in computing basic earnings per share for the three and nine months ended October 31, 2003 and 2002.

                                                               (thousands, except per share amounts)

                                                            Three Months Ended       Nine Months Ended
                                                                October 31,             October 31,
                                                          ----------------------   ---------------------
Earnings Per Share Calculation                                2003        2002        2003        2002
                                                          -----------   --------   ----------   --------
Net income (loss) available to common shareholders used
   in basic EPS                                           $    (4,817)  $ (6,922)  $    1,476   $(18,752)
                                                          ===========   ========   ==========   ========
Average number of common shares used in basic EPS          10,252,445    780,555    5,721,644    754,519
                                                          ===========   ========   ==========   ========

     Basic income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing the applicable net income (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                     (thousands, except per share amounts)

                                                        Three Months Ended October 31,   Nine Months Ended October 31,
                                                        ------------------------------   -----------------------------
                                                              2003          2002              2003          2002
                                                          -----------   ------------       ----------   ------------
Net income (loss) available for common shareholders
   used in basic EPS                                      $    (4,817)  $     (6,922)      $    1,476   $    (18,752)
Less: Convertible debt issuance costs                                        (28,622)                        (28,622)
Plus: Convertible debt interest                                   248            783              402          1,557
                                                          -----------   ------------       ----------   ------------
Net gain (loss) available to common shareholders used
   in diluted EPS                                         $    (4,569)  $(34,673,439)      $    1,878   $(44,946,439)
                                                          ===========   ============       ==========   ============

Average number of common shares used in basic EPS          10,252,445        780,555        5,721,644        728,535
                                                          -----------   ------------       ----------   ------------
Effect of dilutive securities:
Convertible debentures                                             --        223,301               --        223,301
                                                          -----------   ------------       ----------   ------------
Average number of common shares and dilutive
   potential common stock used in diluted EPS              10,252,445      1,003,856        5,721,644        951,836
                                                          ===========   ============       ==========   ============

     Common stock options and warrants of 1,298,112 and 2,398,165 and 1,308,889 shares of common stock for convertible debentures, for the three and nine month period respectively, are excluded from the computation, as the effect was anti-dilutive.

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

     In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our former Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims was settled in May 2003 for $45 thousand. The other claim was resolved by an arbitrator in August 2003 whom ruled in our favor.

     A former officer of our SNI subsidiary brought suit alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He was seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. This suit was settled on December 1, 2003 for $15 thousand and $150 thousand worth of Sorrento common stock that was distributed to him June 4, 2003.

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

Contingent Liabilities

     On August 8, 2003 we acquired LuxN for a combination of stock, warrants, and cash previously held by LuxN. At October 31, 2003 Sorrento's balance sheet contains a $2.3 million contingent liability. This contingent liability is made up of $1.0 million in restricted cash, $242 thousand in accounts receivable and the value of the 400,000 FIBR warrants held in escrow. This contingent liability will be eliminated upon shareholder approval of the issuance of the remaining approximately 500 thousand shares of Sorrento common stock to complete the acquisition transaction.

     In 1996 we acquired a business from Cray Computers that eventually became the basis of Entrada Networks, a subsidiary of ours that was spun-off in August 2003 through a merger agreement with Sync Research, a then publicly traded NASDAQ company. Upon the purchase of the business from Cray Computers, which subsequently was acquired by Anite Corporation, they assumed the obligation of the pension plan and the right to terminate it within five years from the date of purchase. If however after five years the plan had not been terminated, the parties agreed to agree as to what to do with the plan on a going forward basis. They did not terminate the plan during this five-year period. In the third quarter of fiscal 2004, we were advised by a consultant retained by us and by the successor corporation that the cost of termination of the pension plan in question could be in excess of $2.0 million. While we do not believe that we are liable for this cost, it is possible that the successor corporation may try to seek a substantial contribution from us towards this liability. We have not been involved with the plan for these periods and have no employees that are participants or covered by the plan.

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

     Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at October 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

     The following data shows the customers accounting for more than 10% of net consolidated receivables:

                                                       October 31,   January 31,
                                                          2003           2003
                                                       -----------   -----------
Customer A..........................................      30.0%          0.0%
Customer B..........................................      26.7%         29.6%
Customer C..........................................      17.3%          0.0%
Customer D..........................................      13.1%         16.1%

     The following data shows the customers accounting for more than 10% of net consolidated sales:

             Three Months Ended   Nine Months Ended
                 October 31,         October 31,
             ------------------   -----------------
                 2003   2002         2003   2002
                 ----   ----         ----   ----
Customer A       26.0%   0.0%         9.2%   0.0%
Customer B       16.6%   1.2%         7.8%   1.7%
Customer C       11.1%   0.0%        15.6%   1.5%
Customer D       10.8%  21.6%        14.4%  22.1%
Customer E        0.0%  21.3%        14.3%  16.5%

Segment Information

                                                 Sorrento    Meret     LuxN
                                                 Networks   Optical     Inc.     Other      Total
                                                 --------   -------   -------   -------   --------
Three Months Ended October 31, 2003

   Revenues from external customers              $  3,766   $   439   $ 2,521   $         $  6,726
   Cost of goods sold                               3,048       194     1,649                4,891
                                                 --------   -------   -------   -------   --------
   Gross Profit                                  $    718   $   245   $   872   $    --   $  1,835
                                                 ========   =======   =======   =======   ========

   Segment income (loss) from operations           (3,368)      205    (1,014)     (367)    (4,544)
   Depreciation and amortization expense              701       125        --        24        850
   Valuation allowance additions (reductions):                                                  --
      Receivables and inventory                      (316)     --          86                 (230)
      Capital asset additions (disposals), net        (52)     --         561                  509
   Total assets                                    22,803     4,929     5,702    11,969     45,403

Three Months Ended October 31, 2002

   Net sales                                     $  5,151   $   374   $    --   $    --   $  5,525
   Cost of sales                                    4,110       453        --        --      4,563
                                                 --------   -------   -------   -------   --------
   Gross Profit                                  $  1,041   $   (79)  $    --   $    --   $    962
                                                 ========   =======   =======   =======   ========

   Segment income (loss) from operations           (3,983)     (538)       --      (771)    (5,292)
   Depreciation and amortization expense              813       311        --        24      1,148
   Valuation allowance additions (reductions):                                                  --
      Receivables and inventory                      (333)     (860)       --        --     (1,193)
      Capital asset additions (disposals), net        766        18        --        --        784
   Total assets                                    33,205     5,784        --    19,008     57,997

Nine Months Ended October 31, 2003

   Net sales                                     $ 14,533   $ 2,009   $ 2,521   $    --   $ 19,063
   Cost of sales                                   10,980     1,282     1,849        --     13,911

                                                 --------   -------   -------   -------   --------
   Gross Profit                                  $  3,553   $   727   $   872   $    --   $  5,152
                                                 ========   =======   =======   =======   ========

   Segment income (loss) from operations           (9,344)      517    (1,014)   (2,413)   (12,254)
   Depreciation and amortization expense            2,416       383        --        73      2,872
   Valuation allowance additions (reductions):                                                  --
      Receivables and inventory                    (1,113)     (469)       86        --     (1,496)
      Capital asset additions (disposals), net     (1,510)     --         561        --       (949)
   Total assets                                    22,803     4,929     5,702    11,969     45,403

Nine Months Ended October 31, 2002

   Net sales                                     $ 14,491   $ 2,236   $    --   $    --   $ 16,727
   Cost of sales                                   14,101     2,476        --        --     16,577
                                                 --------   -------   -------   -------   --------
   Gross Profit                                  $    390   $  (240)  $    --   $    --   $    150
                                                 ========   =======   =======   =======   ========

   Segment income (loss) from operations          (21,825)   (1,559)       --    (2,849)   (26,233)
   Depreciation and amortization expense            2,386       573        --        79      3,038
   Valuation allowance additions (reductions):                                                  --
      Receivables and inventory                     2,638       188        --        --      2,826
      Capital asset additions (disposals), net      1,927        75        --        70      2,072
   Total assets                                    33,205     5,784        --    19,008     57,997

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

Forward-Looking Statements--Cautionary Statement

     All statements other than statements of historical fact contained in this Form 10-Q, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "plan", "intend," "may," "should", "could," "will" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: (1) our ability to fund our operations until such time that revenue and orders improve, including our ability to raise additional equity or debt financing; (2) unanticipated technical problems relating to our products; (3) our ability, or lack thereof, to make, market and sell optical networking products that meet with market approval and acceptance;
(4) the greater financial, technical and other resources of our many, larger competitors in the marketplace for optical networking products; (5) changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interests of our shareholders; (6) other risks detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission.

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

Results of Operations/Comparison of the Three and Nine Months ended October 31, 2003 and 2002.

     Net sales. Our consolidated net sales increased $1.2 million or 22% to $6.7 million for the quarter ended October 31, 2003 compared to net sales of $5.5 million for the quarter ended October 31, 2002. The August 8, 2003 acquisition of LuxN added $2.5 million in net sales to the quarter. Excluding LuxN, net sales declined $1.2 million compared to prior year with Sorrento Networks Inc. ("SNI"), the Company's primary operating subsidiary, down $1.4 million or 27% to $3.8 million for the quarter ended October 31, 2003, as compared to net sales of $5.2 million for the prior year period. This decrease is attributable to the slow uneven pace of recovery in the telecommunications industry resulting in reduced capital expenditures amongst our core customer base. During the nine months ended October 31, 2003 our net sales increased to $19.1 million from $16.7 million for the comparable prior year period, an increase of $2.4 million or 14%. This increase reflects the $2.5 million in additional net sales of LuxN. Net sales for our Meret subsidiary declined by $200 thousand and $500 thousand for the quarter and nine month periods compared to prior year due to the transfer of one of Meret's product lines to SNI. This transfer was done for conformity of products within the two segments.

     During the three months ended October 31, 2003, product shipments to four customers represented a combined $4.3 million or 65% of consolidated net sales. During the quarter ended October 31, 2002, product shipments to three customers represented a combined $3.9 million or 71% of consolidated net sales. During the nine months ended October 31, 2003, product shipments to six customers represented $13.4 million or 70% of consolidated net sales. For the comparable nine months ended October 31, 2002, product shipments to four customers represented $10.6 million or 63% of consolidated net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base.

     Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Consolidated gross profit was $1.8 million, or 27%, for the quarter ended October 31, 2003 versus $1 million, or 17%, for the prior year quarter. SNI's gross margin for the quarter increased by 5-points from the prior year's 14% reflecting competitive pricing pressure. Meret's 56% gross margin for the quarter improved by 19 points from the prior year's 37% due principally to lower overhead costs resulting from relocation and consolidation of Meret's manufacturing. LuxN contributed $872 thousand of gross profit, at a 35% gross margin, for the quarter.

     Consolidated gross profit for the nine months ended October 31, 2003 was $5.2 million, or 27%, versus $150 thousand, or 1%, for the prior year period. SNI's gross profit for the nine months was $3.6 million versus $95 thousand in the prior year. Meret's gross profit for the nine months was $727 thousand versus $55 thousand in the prior year. In July 2002, we adjusted the market prices on many of our inventory components and took a write down for obsolete and slow-moving inventories. These adjustments to SNI's and Meret's inventories negatively impacted gross profit by $4 million. Excluding these adjustments, the prior year gross margin would have been $4.2 million or 25%. The current year nine-month period also includes $872 thousand of gross profit, at a 35% gross margin, for LuxN.

     Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Consolidated selling and marketing expenses increased $80 thousand to $2.5 million, or 37% of net sales, for the quarter ended October 31, 2003 from $2.4 million, or 44% of net sales, for the prior year quarter. Excluding LuxN's $557 thousand, selling and marketing costs were down by $477 thousand compared to the prior year. Comparative percentages of net sales, excluding LuxN, reveal a 2-point increase from 44% last year to 46% this year reflecting our ongoing efforts to minimize operating expenses thru tight cost controls and reduced personnel costs.

     Consolidated selling and marketing expenses of $6.5 million, or 34% of net sales, for the nine months ended October 31, 2003 were $2.9 million lower than the $9.5 million, or 57% of net sales, in the prior year period. This reduction in expenses was attributable to implemented cost reductions heavily influenced by reduced headcount and lower personnel related costs such as employee benefits and travel. In addition, there were no LuxN expenses in the prior year period.

     Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Our consolidated engineering, research and development expenses increased to $2.5 million, or 38% of net sales, for the quarter ended October 31, 2003, from $2 million, or 36% of net sales, for the prior year quarter. Excluding LuxN's $1.2 million, engineering, research and development expenses were down by $659 thousand compared to the prior year. Comparative percentages to sales, excluding LuxN, show a 16-point decline from 36% last year to 20% this year due primarily to reduced personnel costs.

     Consolidated engineering, research and development expenses of $5.7 million, or 30% of net sales, for the nine months ended October 31, 2003 were $1.1 million lower than the $6.8 million, or 41% of net sales, in the prior year period. This reduction in expenses was attributable to implemented cost reductions heavily influenced by reduced headcount and lower personnel related costs. In addition, there were no LuxN expenses in the prior year period.

     General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and allocable occupancy costs. Consolidated general and administrative expenses were $1.2 million in the quarter ended October 31, 2003 versus $1.6 million in the comparable prior year period. Excluding LuxN's $118 thousand, general and administrative expenses declined by $484 thousand from the prior year due primarily to lower personnel related expense and professional fees.

     Consolidated general and administrative expenses of $4.8 million, or 25% of net sales, for the nine months ended October 31, 2003 were $4.6 million lower than the $9.4 million, or 56% of net sales, in the prior year period. This reduction in expenses primarily reflects a significantly lower level of costs incurred in our corporate restructuring program during the current year versus last year. In addition, there were no LuxN expenses in the prior year period.

     Deferred stock compensation. Deferred stock compensation was $0 and $109 thousand in the quarters ended October 31, 2003 and 2002, respectively. For the nine month period ended October 31, 2003 and 2002, deferred compensation costs were $51 thousand and $324 thousand, respectively. These costs were incurred in connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million, which amount was fully amortized at April 30, 2003.

     Other income (charges). Other income (charges) from operations for the quarter ended October 31, 2003 was comprised mainly of $286 thousand interest on the Company's 7.5% debentures while the prior year quarter was comprised mainly of $1.7 million of costs associated with the Company's 9.75% debentures. During the nine months ended October 31, 2003, other income (charges) was $13.8 million compared to $182 thousand for the same period in the prior year. This increase reflects a net gain on the capital restructuring of $13.7 million, partially offset by $3.5 million in costs associated with the Company's 9.75% convertible debentures and $400 thousand interest on the Company's 7.5% debentures, and a $4 million gain on the sale of marketable securities. Prior year other income was comprised of a gain on the sale of marketable securities of $11.7 million partially offset by $4.3 million in costs associated with the Company's 9.75% debentures.

     Income taxes. There was no provision for income taxes for the quarters and nine months ended October 31, 2003 and 2002, respectively. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. These carry forwards have been adjusted due to the capital restructuring that occurred in June 2003. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to ownership changes made as a result of the Exchange Agreement dated June 4, 2003, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

     We finance our operations through a combination of internal funds, investments and debt and equity financing. At October 31, 2003, our working capital was $10.2 million and including $4.8 million in cash and cash equivalents and $483 thousand of investments in marketable securities.

Operations

     Our operations used cash flows of $11.9 million during the nine months ended October 31, 2003. During the quarter ended October 31, 2002, operations used cash flows of $10.2 million. Significant items impacting the change in cash flows used by operations were: positive earnings versus the prior year loss, the gain on restructuring, decrease in accounts receivable and inventory reserves, decrease in the gain on sales of marketable securities and the decline in deferred revenues.

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

     We have funded our operations primarily through a combination of internal funds, the sale of investments and debt and equity financing. There can be no assurance that similar funding will be available in the future. In addition, now that our capital restructuring efforts are completed, there are certain restrictions on us in both the amount of debt we can incur in future periods and the types of securities that we can issue to raise additional capital in future periods. Both of these restrictions could have a negative impact on our ability to raise the additional working capital that we will require in future periods. Further, with the downturn in the economic environment and decreases in capital spending by telecom carriers, our revenue has been negatively impacted and our future revenues could also be negatively impacted. As a result, our need for additional working capital is crucial for future operations. We are actively pursuing several alternatives and opportunities in order to strengthen our financial condition. If we could successfully complete a financing transaction, and there can be no assurance of that, we would expect to have sufficient capital to operate our business for at least the next twelve months. However, based upon the historical losses and negative cash flows we have incurred in the past we estimate that we have less than six months of working capital to finance our operations unless significant increases in revenue or reduction in expenses are made. If such capital is not available, we will need to substantially and immediately decrease our operating costs and capital spending in order to fund operations. There can be no assurance that our available cash, future funding or reduction in operating costs will be sufficient to fund our operations in the future.

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

Investing Activities

     Our investing activities during the nine months ended October 31, 2003 provided cash flows of $12.0 million primarily from the sale of $6.4 million in marketable securities, $1.9 million of net investing transactions related to the LuxN merger and the disposal of $900 property and equipment. During the nine months ended October 31, 2002, investing activities provided cash flows of $12.1 million primarily from $13.6 million on the sale of marketable securities offset by purchased property and equipment of $2.8 million.

Financing Activities

     Our financing activities during the nine months ended October 31, 2003 and 2002 used cash of $181 thousand and $1.3 million, respectively, consisting primarily of the repayment of debt. We anticipate that we will need additional working capital to fulfill our capital working requirements for the next year. While we have made significant cost reductions to bring our losses more in line with our anticipated or projected revenues, there is no assurance the volume of future revenues will be sufficient to allow us to meet our financial obligations for future periods. We continue to reduce our operating costs and have initiated activities to raise additional working capital. If revenues do not continue to improve in the future and expenses are not significantly reduced, we anticipate that we will not have sufficient working capital to finance our operations for the next twelve months. Our future capital requirements may vary materially from those now planned including the need for working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Contractual Cash Obligations

     The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2003:

Contractual Obligations

                                                   Payments due in fiscal years
                                  ---------------------------------------------------------------
                                            Remainder
                                   Total       2004     2005   2006     2007    2008   Thereafter
                                  -------   ---------   ----   ----   -------   ----   ----------
Long-term Debt ................   $ 3,597      $ 11     $ 49   $ 54   $    58    $63     $3,362
Capital Leases ................        90        37       53     --        --     --         --
Operating Leases ..............       493       144      158    131        42     18         --
7.5% Convertible Debentures ...    12,998        --       --     --    12,998     --         --
                                  -------      ----     ----   ----   -------    ---     ------
Total .........................   $17,178      $192     $260   $185   $13,098    $81     $3,362
                                  =======      ====     ====   ====   =======    ===     ======

The table above does not include our trade accounts payable and accrued liabilities at October 31, 2003 as disclosed on the accompanying consolidated balance sheet.

Securities Authorized For Issuance Under Equity Compensation Plans

          The following table provides information as of October 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

                                         Number of Securities To                                   Number of Securities
                                              Be Issued Upon                                     Remaining Available for
                                                 Exercise          Weighted-Average Exercise   Future Issuance Under Equity
                                              Of Outstanding         Price of Outstanding           Compensation Plans
                                                 Options,                  Options,                (Excluding Securities
                                           Warrants and Rights        Warrants and Rights        Reflected in Column (a))
                                         -----------------------   -------------------------   ----------------------------
Plan Category                                      (a)                        (b)                          (c)
                                         -----------------------   -------------------------   ----------------------------
Equity Compensation Plans Approved
   by security Holders *(FIBR)                  1,263,011                    $92.50                      1,395,989
                                                ---------                    ------                     ----------
Equity Compensation Plans not Approved
   by Security Holders (SNI)                    2,737,847                    $ 5.27                     20,558,153
                                                ---------                    ------                     ----------
Total                                           4,000,858                    $32.81                     21,954,142
                                                ---------                    ------                     ----------

*    As adjusted for stock splits

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

          o Accounts receivable. Accounts receivable balances are evaluated on a continual basis and management regularly reviews the financial stability of individual customers. This analysis involves a judgment of the customer's current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. Allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability and the probability of default of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

          o Income taxes. We currently have no provisions for income taxes. We have carry forward domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to ownership changes made as a result of the Exchange Agreement dated June 4, 2003, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Impact of Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this pronouncement with no material impact on our results of operations and financial condition.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends a definition to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003. We will apply the provision of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003 and expect that this pronouncement will not have a material impact on our results of operations and financial condition.

     In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We adopted this pronouncement with no material impact on our financial position or results of operations.

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

Other Matters

See Part II, Item 1, "Other Information--Legal Proceedings".

Fluctuations in Revenue and Operating Results

     Sales of our products to the telecommunications industry are subject to fluctuation and the declines and increases recently experienced by us are not necessarily indicative of the operating results for any future periods. Our operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.

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

     In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims has was settled in May 2003 for $45 thousand. The other claim was resolved by an arbitrator in August 2003 whom ruled in our favor.

     A former officer of our SNI subsidiary brought suit alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He was seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. This suit was settled on December 1, 2003 for $15 thousand and $150 thousand of Sorrento common stock that was distributed to him June 4, 2004.

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

Item 2: Changes in Securities and Use of Proceeds

     On August 8, 2003, we acquired LuxN for a combination of stock, warrants, and cash previously held by LuxN. Stockholders of LuxN were given the option of exchanging shares of LuxN stock for either their pro-rata portion of LuxN's net cash or shares of Sorrento's common stock. In addition to the cash or common stock, stockholders of LuxN have the right to receive warrants to purchase an aggregate of 400 thousand shares of Sorrento common stock, with an exercise price of $3.05 per share, the fair market value on the date of acquisition. The warrants will be held in escrow for a period of six months to satisfy any successful indemnification claims. At closing, Sorrento issued approximately 1.4 million shares of common stock with the remaining approximately 500 thousand shares of common stock to be issued subject to stockholder approval.

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5: Other Information

     Not Applicable

Item 6: Exhibits and Reports on Form 8-K

     (a). Exhibits

          1. Consolidated Financial Statements for the Quarter and Nine Months Ended October 31, 2003 (included in Part I, Item 1).

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

----------

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

(b). Reports on Form 8-K

          August 13, 2003      Q2 Results of Operations and Financial Condition

          August 22, 2003      Acquisition of Assets

          August 25, 2003      Acquisition of Assets

          September 10, 2003   Q2 Earnings Conference Call Transcript

          October 23, 2003     Acquisition of Assets and Pro-forma Financial
                               Statements

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SORRENTO NETWORKS CORPORATION
                                        (REGISTRANT)


December 17, 2003                       By:         /s/ JOE R. ARMSTRONG
                                            ------------------------------------
                                                      Joe R. Armstrong,
                                                   Chief Financial Officer
                                                Principal Accounting Officer

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'