Form 10-K
period 2004-01-31
SORRENTO NETWORKS CORP
filed 2004-04-29
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 0-15810

                                   ----------

                          SORRENTO NETWORKS CORPORATION
               (Exact name of Registrant as specified in charter)

                                   ----------

                     Delaware                               04-3757589
         (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)             Identification Number)

                9990 Mesa Rim Road
               San Diego, California                          92121
     (Address of principal executive offices)              (Zip Code)

                                 (858) 558-3960
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, Par Value $0.001                     NASDAQ
          Title of each class           Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [_] No [X]

The Registrant's revenues for its most recent fiscal year were $25,462,000

The aggregate market value of voting stock based upon the bid and asks price held by non-affiliates of the Registrant on July 31, 2003 was $23,429,101.

Number of shares outstanding of the Registrant's only class of common stock as of March 31, 2004 (the latest practicable date): 16,672,682.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

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

     We are a leading supplier of intelligent optical networking solutions for access, metropolitan and regional applications worldwide. Our solutions enable communication carriers and service providers to offer broadband networking services over their existing optical fiber infrastructure. Our technologies permit telecommunications service providers to increase fiber capacity and fiber bandwidth utilization, reduce network costs and complexity over scalable and efficient networking platforms. Our optical networking systems support a wide variety of protocols, mixed speeds of traffic and accommodate changing traffic patterns directly over optical networks.

     Our product solutions include optical access, optical transport, and network management solutions optimized for access, metro and regional markets, and combine to create powerful, cost-effective, and easy-to-manage optical networks. Our dense wavelength division multiplexing, or DWDM, and coarse wavelength division multiplexing, or CWDM, platforms can be used in enterprise, access, metropolitan and regional network applications. WDM technology allows many optical signals to be transmitted simultaneously on the same optical fiber by using different wavelengths of light to distinguish the signals. This technology increases optical network capacity and flexibility.

     Our comprehensive suite of optical networking interfaces and optical access multiplexers allow us to also address video on demand, storage area networking, data center fail-over recovery, and internet connectivity applications. Our CWDM products provide a low cost, entry-level solution that can be used for enterprise and carrier access applications and that complement our DWDM product line. Multiplexing is a process that combines a number of lower speed data streams into one high-speed data stream.

     We also have two powerful network management solutions for our CWDM and DWDM product line. Addressing all key management aspects - fault, configuration, performance, and security - these systems conform to North American and international standards and are simple to learn and use. We have a robust, carrier-class management system that offers broad functionality, including equipment/facilities management, fault management, performance monitoring, security control, alarm filtering, and remote download. We also have an enterprise network management solution that provides an intuitive graphical interface and covers operations, administration, maintenance, and provisioning functionality for our DWDM networks.

     We currently have an installed base with over 20 communications service providers and system integrators worldwide, including AT&T Broadband, now Comcast Corporation, Deutsche Telekom, Cox Communications, Time Warner Telecom, United Pan-Europe Communications, El Paso Global Networks and Edison Carrier Solutions.

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

     DWDM and CWDM technologies are more flexible, more efficient and more scalable networking alternatives for meeting the growing demand for bandwidth and new broadband services. Broadband means technologies or networks that have the ability to transmit high data rates. DWDM is a sophisticated opto-electronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber. Synchronous Optical Network, SONET, is a telecom transmission protocol for high-speed transmission over fiber optic cable, which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute. SDH stands for Synchronous Digital Hierarchy, which is transmission protocol for high-speed transmission over fiber optic cable published in 1988 by the Consultative Committee for International Telegraph and Telephony. It is a transmission protocol used outside the United States, mostly in Europe, that is similar to SONET.

     DWDM networks were first deployed in long-haul applications. However, optical solutions specifically designed to address the challenges faced by access and metropolitan markets have significantly lagged in deployment. Accordingly, access and metro networks are considered to be traffic bottlenecks in the fast and efficient transmission of data.

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

     The optical networking market has seen a substantial downturn. The metro WDM market, which was expected to increase, has also experienced a slowdown as capital spending has declined throughout the telecommunications industry. Although we believe that the metro WDM world-wide market will grow significantly in the years to come, such growth is not likely to occur until capital spending resumes in the markets we serve, and we are unable to assess at present when this might take place.

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

Specific Challenges Facing Metropolitan and Regional Optical Networks

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

               Need to Support Multiple Protocols. Metropolitan optical networks are characterized by a wide variety of protocols. The inability to support multiple protocols and services from a single platform further increases the cost and complexity of the metropolitan networks. Alternative approaches to WDM are being developed by other vendors to address the requirement for support of multiple services. These nonstandard solutions are called multi-service provisioning platforms (MSPP). These solutions generally carry out protocol conversions and are much more complex than WDM solutions.

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

Our Solution

     Our solutions feature products designed to specifically address the shortcomings of legacy SONET/SDH networks and to facilitate offering new services throughout metropolitan and regional optical networks. We enable our customers to meet the rapidly growing demand for bandwidth by offering end-to-end access, metropolitan and regional optical networking solutions for the aggregation, transport and management of traffic. Our current products, including our GigaMux'r' 6400 DWDM transport system, our EPC'TM' sub-rate multiplexing modules, our GigaMux'r' 3200 and 1600 DWDM and CWDM transport systems, as well as the network management product line that includes GigaView'TM', TeraManager'TM' and TeraConfigurator'TM', are specifically designed to meet the unique requirements of access metropolitan and regional markets.

     Our optical networking solutions offer numerous benefits including:

               Cost Effective Entry-Level Access Solution. Our GigaMux'r' 3200 and 1600 DWDM and CWDM platforms allow low cost multiplexing of up to sixteen wavelengths carrying a mix of protocols and signals for access applications. The 3200 and 1600 products enable customers to seamlessly and costs effectively mix CWDM and DWDM on the same platform and on the same fiber. These products also provide patented.

               Cost effective and feature rich in wavelength management capabilities. The 3200 and 1600 products also reduce customer operating costs by enabling the same modules to be used across every platform, thereby reducing sparing costs.

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

Our Strategy

     Our objective is to become a leading supplier of intelligent optical networking solutions for metro and regional applications worldwide. The key elements of our strategy are to:

               Enhance our optical networking solutions

               We intend to continue to enhance our existing family of optical networking products and to introduce new products that increase the functionality of our end-to-end optical solution. We introduced TeraManager'TM' and TeraConfigurator'TM' in our management solution portfolio in fiscal 2002. We introduced a new 10-port Gigabit Ethernet multiplexer in December 2003 for video on demand and large commercial applications. The combination of our GigaMux'r' optical transport products, with the EPC'TM' sub-rate multiplexers, and TeraManager'TM', our carrier class network management product, creates an intelligent all-optical transport solution.

               Leverage our engineering expertise

               We intend to leverage our engineering expertise in the areas of optical, mechanical, electrical and network management design to continue to provide leading end-to-end metropolitan and regional optical networking systems and to expand our market share. We believe we were the first company to commercially ship a metropolitan optical networking product using DWDM technology. As of January 31, 2004, we had a skilled team of 49 engineers that continually focus on developing products for the metropolitan and regional optical transport market. We believe that our technological expertise has been the key to our success and will enable us to rapidly develop new product offerings and end-to-end optical solutions for the metropolitan and regional markets.

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

               Aggressively pursue expense reduction initiatives

               We continue to aggressively pursue cost reduction initiatives to bring our expenses in line with current and future anticipated revenues. Such reductions may affect the size of our workforce, and may require decreasing our operating expenses and capital spending. During the past two fiscal years we have concentrated on implementing initiatives that have lowered our operating costs and anticipate the need for continued cost reductions if sales volume does not increase in the near future.

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

               Expand our product and customer base through careful acquisitions

               We intend to expand our addressable market by adding "best-of-breed" optical access products to our metro/regional portfolio and enhance our edge-to-core network offerings. The recent acquisition of LuxN, Inc., is a prime example of such expansion. LuxN supplies optical access equipment for the network edge using CWDM and DWDM technology. LuxN's Operations Systems Modification of Intelligent Network Elements (OSMINE) certified products enable delivery of high-bandwidth data, storage, video, and voice services for service providers, cable Multiple Service Operators or MSOs, and enterprises. Our union with LuxN broadens our 30-plus blue-chip customer base by adding over 20 new customers including Time Warner Telecom, Hawaii I-Net, Yipes Enterprise Services, and numerous universities.

Products

     Our family of optical networking systems is designed to provide our customers with end-to-end solutions for the metropolitan and regional optical networking markets. Our transport, access, switching and network management systems include the following products, some of which are still in development.

GigaMux'r' 6400 -- DWDM Optical Transport

     Our GigaMux'r' 6400 optical transport product utilizes DWDM technology to expand the capacity of new and existing fibers and enable traffic to travel throughout metropolitan optical networks without optical to electrical to optical conversions at each intermediate node. Our GigaMux'r' 6400 features wavelength translation, wavelength multiplexing, optical amplification, optical add-drop multiplexing, protection switching and performance monitoring. The scalable and modular architecture of our GigaMux'r' 6400 product enables service providers to easily and cost-effectively expand their existing networks as bandwidth requirements increase. The GigaMux'r' 6400 can simultaneously transport multiple protocols bi-directionally over one or more fibers, which reduces the cost and complexity of the network. As part of our focus on video-on-demand transport, we recently introduced a 10-port Gigabit Ethernet multiplexer for GigaMux'r' 6400 metro/regional DWDM system targeted at the cable multi-system operator community.

     Our GigaMux'r' 6400 product is Network Equipment Building Standards; or NEBS, level III certified. As of January 31, 2004, we have shipped our GigaMux'r' product to over 20 direct carrier customers or resellers worldwide. Our GigaMux'r' product includes the following key features:

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

               Reach: Up to 600 kilometers with optical amplifiers and up to 1,000 km with the addition of dispersion compensation.

EPC'TM' - Sub-Rate Access Multiplexers

     Electric Photonic Concentrator, or EPC'TM', is our sub-rate access multiplexer product that aggregates a wide variety of traffic from businesses and network points of presence for high-speed transport throughout optical networks. The traffic is aggregated for transmission on a single wavelength over the GigaMux'r' 6400. EPC'TM' is designed to lower the cost and increase the efficiency of bandwidth delivery within optical networks.

               Our EPC'TM' products aggregate the following protocols:

               Ten one Gigabit Ethernet channels onto one 10 Gigabit wavelength

               16 OC-3 channels or 4 OC-12 channels, or a combination thereof, over a single OC-48 wavelength

               Two one Gigabit Ethernet channels, or four fractional Gigabit Ethernet channels, over a single OC-48 wavelength

               Eight ESCON channels over a single OC-48 wavelength

GigaMux'r' 3200 and 1600 - DWDM and CWDM Optical Transport

     Our GigaMux'r' 3200 and 1600 platforms feature the flexibility and value needed for optical access and metro applications. The GM 3200 and 1600 can scale up to 16 protected wavelengths of DWDM or 8 protected wavelengths of CWDM, respectively, optimizing the cost of ownership for differing application needs. The system features wavelength translation, wavelength multiplexing, optical amplification, optical add-drop multiplexing, protection switching, and comprehensive management and performance monitoring.

     The GM 3200 and 1600 modules are supported in 4 different chassis options (GM 3234, GM 3217, GM 1608, and GMX 128), ranging from 1 to 64 wavelengths in capacity. All modules are common across multiple chassis allowing ease and simplicity of sparing and flexible provisioning. Whether the CWDM/DWDM equipment is positioned at the Central Office or customer premise, Sorrento utilizes an industry leading form factor to keep rack space to a minimum. The operational flexibility is extended to multi-rate software provisioning, varying methods of protection, with DC and AC power support across all chassis. The GM 3200 and 1600 design is focused on providing simple intelligent optical access solutions at a low cost of ownership to the carrier providing a quick ROI with ease of implementing new revenue services.

     Our GigaMux'r' 3200 and 1600 products are Network Equipment Building Standards; or NEBS, level III certified. As of January 31, 2004, we have shipped our GigaMux'r' 3200-1600 products to over 20 customers worldwide. Our GM 3200 - 1600 product includes the following key features:

               Affordable pay-as-you-grow architecture featuring a low entry price, modular design, and the ability to add more services without interrupting the existing traffic.

               Multi-rate, multi-protocol on the same hardware, supporting GbE, 1G & 2G Fibre Channel, ESCON, FICON, OC-3 thru OC-192, digital video, 10 GbE LAN/WAN PHY and more.

               Support for all access and metro topologies (including point-to-point, linear add/drop, ring, and mesh) over single or dual fibers with distances over 250 km.

               Four different chassis options starting at 2RU in height (3.5") and scaling from 1 to 64 wavelengths in capacity.

               Cost effective In-Wavelength Management, eliminating the need for a separate Optical Supervisory Channel.

               Support for both CWDM and DWDM in the same chassis and on the same fiber, utilizing the same form factor for all modules - maximizing service flexibility and greatly reducing sparing and inventory costs.

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

          Our TeraManager'TM' product includes the following features:

          o    Fault, configuration, security and performance management

          o    Carrier class performance

          o    Interface with higher layer operation support systems

Meret Optical Communications

     Our optical networking subsidiary, Meret Communications, Inc., doing business as Meret Optical Communications, also markets our new CWDM product, as well as feature-rich video transport and switching, radio frequency, or RF, transmission, and RF synthesis products.

Customers

     Our target customer base includes wholesale and retail broadband service providers, such as inter-exchange carriers, local and foreign telephone companies, the telecom affiliates of utility companies (utilicoms), cable television service providers, system integrators and distributors.

          Our customers generally fit the following customer profiles:

          o Wholesale Network Providers--these customers provide wavelength and broadband services to communication service providers and include telecommunication carriers, cable companies and utilicoms.

          o Managed Services Providers--these customers provide wavelength and broadband services to enterprises and include telecommunication carriers, cable companies, utilicoms and Internet Service Providers.

          o System Integrators--companies that specialize in providing turnkey networking solutions for enterprise networks and applications such as data-center connectivity and storage area networks.

          o Large Enterprises--large enterprise customers are generally large organizations with complex networking needs, usually spanning multiple locations and difficult types of network requirements. Enterprise customers include industrial corporations, government agencies, and utilities.

          o Small and Medium Businesses--these customers have a need for networks as well as connection to the Internet and/or to their business partners. However, they generally have limited resources. Therefore, we provide product through systems integrators or Value Added Resellers.

     Our customer base is highly concentrated. In fiscal year 2004, five customers accounted for 48% of net sales. In fiscal year 2003, five customers accounted for 84% of net sales, during fiscal year ended January 31, 2002 five customers accounted for 62% of sales. We expect this customer concentration to continue for the foreseeable future.

For fiscal 2004, we shipped our optical networking products to a total of 23 customers worldwide. Three customers, AT&T Broadband, now Comcast Corporation, Cox Communications and Looking Glass Networks each represented more than 10% of our net sales for fiscal 2004 and AT&T Broadband, now Comcast Corporation, Cox Communications and Deutsche Telekom each represented more than 10% of our net sales for fiscal 2003

Key Relationships

     Three customers, AT&T Broadband, Cox Communications and Deutsche Telekom each represented more than 10% of our net sales for fiscal 2002.

          We have entered into long-term agreements with some of our customers, including:

          AT&T Broadband Network Solutions (Now Comcast Business Communications)

     In February 2000, we entered into a strategic alliance agreement with AT&T Broadband Network Solutions (now Comcast Business Communications), or AT&T Broadband. Under the terms of this agreement, AT&T Broadband and we agreed to negotiate in good faith concerning the implementation of a number of joint sales and marketing initiatives. AT&T Broadband also agreed to help introduce our technology to individuals at other AT&T divisions and to provide feedback concerning our products' performance. The initial term of this agreement expired in February 2002 and was automatically renewed for an additional one-year term in February 2002, February 2003 and February 2004. Similar automatic renewals will occur in each succeeding February. Either AT&T Broadband or we may terminate the agreement for any reason upon ninety days notice. In addition, we concurrently entered into an equipment purchase agreement. The equipment purchase agreement expired in February 2002 and was automatically renewed for an additional one-year term in February 2002, February 2003 and February 2004. Similar automatic renewals will occur in each succeeding February. Either AT&T Broadband or we may terminate the agreement for any reason upon ninety days notice. We started shipping our products to AT&T Broadband in the second quarter of fiscal year 2001.

     In November 2002, we entered into a separate exclusive supplier agreement with AT&T Broadband. Under this agreement, we became AT&T Broadband's exclusive supplier, subject to certain exceptions, of dense and course wavelength division multiplexing equipment that AT&T Broadband uses to provide UFO Communications, Inc., a private service provider, with certain services on certain AT&T Broadband networks. The initial term of this agreement is five years and continues after the initial term until either party gives 90 days written notice terminating the agreement.

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

          Time Warner Telecom

     In April 2001, we entered into an equipment purchase agreement with Time Warner Telecom, or TWT. Under the terms of this agreement, TWT agreed to purchase CWDM and DWDM optical networking equipment from Sorrento. The initial term of this agreement expired in April 2003 and was automatically renewed for an additional one-year term in April 2004. Similar automatic renewals will occur in each succeeding April. TWT may terminate the agreement for any reason upon thirty days notice.

Sales and Marketing

     Our sales effort is currently focused on North America, Europe and Asia. As of January 31, 2004, our sales and marketing organization included 36 employees, including account managers, sales engineers, support personnel, product managers and marketing personnel. In North America and Europe, we sell our products through our direct sales force as well as through system integrators. Our international direct sales force is located in the United Kingdom, France and Germany. In Asia, we sell our products though system integrators.

     In support of our worldwide selling efforts, our marketing team targets potential customers through in-depth market analysis. Our marketing objectives include building market awareness and acceptance of our products as well as expanding our customer base. Our customer acquisition strategy has focused on targeting customers who are aggressively building network infrastructure and are looking to leverage existing fiber assets to generate additional revenue from broadband services. This focus has led to strategic supply agreements with several MSOs, utilities, and CLECs. We also plan to target incumbent carriers as they expand the development of their metropolitan and regional fiber networks. Marketing personnel coordinate our participation in trade shows, seminars and industry events and conduct media relation's activities with trade and general business publications. We participate in many industry organizations responsible for developing standards that are used in optical networks.

Customer Service and Support

     Our customer service and support team provides a critical component of our customer satisfaction initiative. This team provides support to our customers allowing them to successfully design and implement their optical networks. All services can be customized to meet the needs our customers. Our staff is experienced, and has the equipment necessary to support both installation and problem resolution. A variety of installation service packages support the implementation from start up to upgrades and maintenance. Specialists are available 7 days a week, 24 hours a day. We offer a Technical Assistance Center including field services support. Multiple technical support service agreements allow our customers to define the level of support they require. Our customer service and support team provides installation, maintenance and training programs addressing the product, installation and maintenance processes and can be delivered at the customer location or at our training facility.

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

Engineering, Research and Development

     We have assembled a team of highly skilled engineers with extensive experience in the fields of optical, mechanical, electrical and network management design. We believe that our success in introducing DWDM optical technology for use in the metropolitan and regional markets was a result of our strength in research and development. As of January 31, 2004, 49 employees were engaged in engineering, research and development efforts. Our research and development efforts are focused on new product development as well as enhancing performance and reliability of our existing products. We believe that our research and development efforts are key in maintaining technical competitiveness, delivering innovative products, and addressing the needs of the regional and metropolitan market.

     Our engineering, research and development expenses were $8.0 million, $9.0 million and $13.7 million for the years ended January 31, 2004, 2003 and 2002, respectively. The decrease in our engineering, research and development expenses was primarily due to headcount and expense reduction programs initiated by the Company as a result of decreased capital spending levels from our major telecom customers during these periods.

Manufacturing and Quality

     We outsource the manufacturing of our products. We design our products and perform system integration, quality control, final testing and configuration at our San Diego, California and Sunnyvale locations. Our Sunnyvale facility is ISO 9001:2000 certified and we have begun the process of upgrading our San Diego facility from ISO 9002:1994 to ISO 9001:2000. By meeting such standards, we assure our customers that we meet internationally recognized standards for quality, customer care and sound management practices. We believe that outsourcing our manufacturing allows us to conserve working capital, flexibly respond to changes in market demand and quickly deliver products to our customers.

     We currently purchase products from our contract manufacturers and other suppliers on a purchase order basis. We generally do not enter long-term contracts with our contract manufacturers or suppliers, and they are not obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We purchase a limited number of key components used in the manufacturing of our products from a limited number of suppliers and some of our components are purchased exclusively from a single supplier on a purchase order basis. Management believes that other suppliers could be identified to provide similar components on comparable terms. A change of suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Patent, Trademarks and Licenses

     We currently hold approximately 39 patents and have several patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future. We also have licensed and may in the future license technologies from other companies on a non-exclusive basis. For example, one of our CWDM products incorporates technology purchased from Entrada Networks, Inc., our former affiliate, that we then enhanced to complete a commercially feasible product.

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

Working Capital Practices

     We have historically maintained high levels of inventories to meet output requirements of our customers and to ensure an uninterrupted flow of inputs from suppliers. We have however, initiated active and aggressive programs to reduce our inventories and conserve working capital resources on an ongoing basis. It is not our standard policy to grant customers the right to return merchandise that performs according to specifications. Typical payment terms require payment within thirty to sixty days from the date of shipment.

     We perform ongoing credit evaluations of each customer's financial condition and extend unsecured credit related to the sales of various products. From time to time we receive financial instruments such as letters of credit for payments for international customers. At January 31, 2004, accounts receivable due from Cox Communications, KLA Tencor, CNT and Time Warner Telecom accounted for 16%, 12%, 12% and 11% respectively, of net receivables. At January 31, 2003, accounts receivable due from AT&T Broadband, Cox Communications, DeltaNet and Inoc accounted for 31%, 16%, 19% and 30% respectively, of net receivables.

Our Backlog

     At January 31, 2004, we had backlog that totaled $2.1 million compared to $5.0 million at January 31, 2003. Our backlog consists of orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status. We do not believe that backlog, as of any particular date, should be used as an indication of sales for any future period for two reasons. First, orders are increasingly being booked and shipped in a short period of time and therefore may never be calculated in the backlog amount at the end of any particular quarter. Second, customers have and can change delivery schedules or cancel orders without a significant penalty.

Competition

     The market for optical networking equipment is extremely competitive and subject to rapid technological change. We expect competition to continue to be significant in the future. Our primary competitors in the DWDM market include vendors of optical networking and infrastructure equipment such as ADVA AG Optical Networking, CIENA Corporation, Cisco Systems, Lucent Technologies, Fujitsu and Nortel Networks, as well as private companies that have been or will be focusing on our target markets. Our primary competitors for our CWDM products include ADVA AG Optical Networking and CIENA Corporation, as well as private companies that have been or will be focusing on our target markets. Many of our competitors have significantly greater financial resources and are able to devote these greater resources to the development, promotion, sales and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, including relationships with our potential customers. We believe each of our competitors has optical networking products in various stages of development.

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

Employees

     As of January 31, 2004, we had 132 employees, of which 49 were in engineering, research and development, 36 in sales and marketing, and the remainder in manufacturing and in general and administrative functions. Of the 49 employees in engineering, research and development 20 have master's degrees and 14 have doctorate degrees.

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

     The telecom industry has experienced a significant downturn in the past several years and continues to remain unpredictable as to future capital spending level for carriers with whom we depend upon our revenues. Current world turmoil, economic uncertainty and an equity market that is difficult to raise new capital, could cause our future revenues to decrease. A significant downturn in our revenues would have a negative impact upon our existing working capital and have a negative impact on our stock price. In addition, we would be faced with the need to raise additional working capital of which there is no certainty that such working capital would be available.

We have substantial debt, and we may not generate sufficient cash flow to meet our debt service obligations if revenues significantly decreased.

     Our total debt consists primarily of approximately $12.4 million principal amount of 7.5% debentures with a maturity date in August 2007, and mortgage debt of approximately $3.6 million. The amount of our debt could have important consequences, including:

          o impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

          o requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on indebtedness, thereby reducing the funds available for operations;

          o impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise;

          o placing us at a competitive disadvantage compared to our competitors that have less debt; and

          o making us more vulnerable if the current general economic downturn continues or if our business experiences difficulties.

     If we cannot generate sufficient revenues, we may not be able to meet our debt service obligations, repay our debt when due, or comply with other covenants in the 7.5% debentures. If we breach our obligations under the 7.5% debentures, the holders could require repayment of all amounts owed, and we may not have sufficient cash reserves to repay such amounts.

We may be unable to raise the funds necessary to repay or refinance our indebtedness.

     We are obligated to make interest payments on the 7.5% debentures on a quarterly basis each year until 2007, when the 7.5% debentures mature. We have the option to pay interest in shares of our common stock and in additional 7.5% debentures to a certain limitation rather than cash. Upon maturity in August 2007 we may need additional capital to fund the repayment of the 7.5% debentures. Our ability to arrange financing and the cost of financing if necessary, to repay these debentures will depend upon many factors, including:

          o our ability to deliver a good business model whereby we generate profitable results;

          o general economic and capital markets conditions generally, and in particular the non-investment grade debt market;

          o    credit availability from banks or other lenders;

          o investor confidence in the telecommunications industry generally and our company specifically; and

          o provisions of tax and securities law that are conducive to raising capital.

     If we need additional funds and are unable to raise them, our inability to raise them will have an adverse effect on our operations. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios.

     A significant number of shares of our common stock issued in connection with the restructuring transaction we undertook in June 2003, and in connection with the December 2003 and January 2004 private placements, may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

     Pursuant to the restructuring transaction we undertook in June 2003 with the former holders of our subsidiary's Series A Preferred Stock and our then outstanding 9.75% Senior Convertible Debentures, we registered for resale 15,000,000 shares of our common stock that were issued and are issuable or potentially issuable in connection with the restructuring transaction. As part of the restructuring transaction, we issued an aggregate principal amount of $13.1 million of 7.5% convertible debentures, which are convertible into approximately 2,416,975 shares at a conversion price of $5.42.

     Additionally, in the December 2003 and January 2004 private placements, we sold 5,061,613 shares of our common stock and issued warrants to purchase 2,530,806 shares of common stock to investors, and warrants to purchase 506,161 shares of common stock to the placement agent in the private placement.

     Sales of a substantial number of shares of our common stock within any narrow period of time could reduce the market price of our common stock. Additionally, unless we achieve revenue growth and/or cost savings and other business economies sufficient to improve our operating performance, which we cannot assure, there could be a negative impact on our future stock price. We have a history of losses and expect to incur future losses.

     We have incurred operating losses during the years ended January 31, 2004, 2003 and 2002 of $17.6 million, $31.3 million and $37.2 million, respectively, and as of January 31, 2004, we had an accumulated deficit of $193.8 million. We expect that we could continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large expenses in the areas of sales and marketing, research and development, manufacturing, and general and administrative expenses that are not covered by our current sales volume and resulting gross margin. Currently, the majority of revenues are from shipments of our optical networking product lines. In order for us to become profitable, we will need to generate and sustain higher revenue, improve our gross margins on products while maintaining reasonable expense levels.

Our history of losses and expectation of future losses could have an impact on our ability to finance our business and risk our ability to continue operating.

     We have incurred significant losses and may incur significant losses in the future. Such losses could cause our equity balance to fall below necessary levels so that we are in violation of minimum listing requirements for our publicly traded stock on the NASDAQ National Market, which could cause significant decline in stockholder value and stock price.

Your percentage of ownership and voting power, and the price of our common stock may decrease because we may issue a substantial number of shares of common stock, or securities convertible or exercisable into our common stock.

     We have the authority to issue up to one hundred fifty million shares of our common stock and two million shares of our preferred stock without stockholder approval. We have also previously issued warrants to certain of our stockholders which will be exercisable to purchase approximately3.5 million shares of our common stock.

     In fiscal 2004, we issued 1,879,340 shares of our common stock in connection with our acquisition of LuxN, Inc., a Delaware corporation, which we acquired by the merger of our wholly-owned subsidiary with and into LuxN. In addition, we issued warrants to purchase approximately 400,000 of our shares of common stock in connection with the merger.

     We may also issue additional warrants and options to purchase shares of our common stock. These future issuances could be at values substantially below the price paid for our common stock by current stockholders. We may conduct additional future offerings of our common stock, preferred stock, or other securities with rights to convert the securities into shares of our common stock, which may result in a decrease in the value or market price of our common stock. Further, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the stockholders and may adversely affect the voting and other rights of holders of common stock.

Our industry is highly competitive, and we may not have the resources required to compete successfully.

     The market for optical networking equipment is extremely competitive. We expect competition to intensify in the future. Our primary sources of competition include vendors of optical networking and infrastructure equipment such as ADVA AG Optical Networking, CIENA Corporation, Cisco Systems, Lucent Technologies and Nortel Networks, as well as private companies that have been or will be focusing on our target markets. The competitors for Meret's legacy products include Pesa, Artel, RGB Spectrum, Utah Scientific, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Our competitors also may have more extensive customer relationships than us, including relationships with our current and potential customers. If we are unable to compete successfully against our current and future competitors, we could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm our business.

Our business may be seriously harmed if the market for optical networking products in metropolitan and regional areas does not develop as we expect.

     Our current and future product offerings are focused on the needs of providers that service regional and metropolitan areas. The market for optical networking products in regional and metropolitan areas is not yet mature, and we cannot be certain that a feasible market for our products will develop or be sustainable. In addition, the market has suffered a cutback in capital spending from both enterprise and carrier customers as a result of poor economic conditions. If this market does not develop, or develops more slowly than we expect or continues to be impacted by the reduction in capital spending, our business may be seriously harmed. Furthermore, the optical networking industry is subject to rapid technological change, and newer technology or products developed by others could render our products less competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the optical networking standards that our customers and competitors may adopt. If the standards adopted are different from those, which we have chosen to support, market acceptance of our product would be significantly reduced and our business will be seriously harmed.

Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers.

     Most of our potential customers evaluate optical networking products for deployment in large telecommunications systems that they are installing. There are limited number of potential customers for our products. If a potential customer does not select us, our revenues and ability to grow our business may seriously harmed. Similarly, much of our growth depends on our customers' success in selling communications services based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

If we fail to establish and successfully maintain strategic alliances, long-term contracts and relationships with distributors and system integrators, our ability to grow and be profitable may be seriously harmed.

     Strategic alliances and long-term contracts are an important part of our effort to expand our sales opportunities and technological capabilities. To date, we have entered into strategic alliances with AT&T Broadband, now Comcast Corporation, and United Pan-Europe Communications. In addition we have long-term contracts with Cox Communications, Looking Glass Networks and Time Warner Telecom. We cannot be certain that our existing alliances and long-term contracts will not be cancelled or that we will be able to enter additional strategic alliances on terms that are favorable to us. With the exception of two agreements we recently entered into with TCI Network Solutions, Inc., d/b/a AT&T Broadband Network Solutions, and UFO Communications, Inc., our agreements to date with our strategic allies are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis. These agreements are generally short term, have no minimum financial commitments on either side and can be cancelled without significant financial consequence. In addition, we cannot be certain that our existing and any future strategic alliances will be successful. As we expand internationally, we will increasingly depend upon distributors and system integrators. Our ability to grow and be profitable may be seriously harmed if we fail to establish and maintain strategic alliances, long-term contracts and relationships with distributors and system integrators.

We rely on a small number of customers for most of our revenues and any loss, cancellation, reduction or delay in sales to, or collections from, any single customer could seriously harm our business.

     Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for most of our net sales. For the fiscal year ending January 31, 2004, five customers accounted for 43% of net sales, during the fiscal year ended January 31, 2003, five customers accounted for 58% of net sales and in fiscal year 2002 five customers accounted for 70% of our net sales. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. We currently do not have any long-term purchase commitments with any of our customers, and we are subject to the varying purchase cycles of our customers. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. The loss or delay of orders or slow or non-payment from, any of our largest customers could adversely impact our business.

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

     Our revenues and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Some of the factors that may affect us include changes in market demand for our optical networking products, the cost and availability of components used in our products, the timing and amount of customer orders, the length and unpredictability of the sales and deployment cycles of our products, the timing of new product introductions and enhancements by our competitors and ourselves, changes in our pricing or the pricing of our competitors, our ability to attain and maintain production volumes and quality levels of our products, and general economic conditions as well as those specific to the telecommunications and related industries.

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

     Before purchasing our products, potential customers typically undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers often require time consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year.

The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable and may require us to invest significant resources without any assurances of sales, our results of operations may be unpredictable.

The GigaMux'r' 6400 and 3200 products, EPC'TM', and TeraManager'TM' are our only currently available significant products, and if they are not commercially successful, our revenue will not grow and we may not achieve profitability.

     If our customers and potential customers do not adopt, purchase and successfully deploy our GigaMux'r', EPC'TM', and TeraManager'TM' products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Because the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro and regional networks, in particular.

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

     Many of our customers require that we design products to interoperate with their existing networks, each of which may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must intemperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned, any of which could seriously harm our business.

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

     We use contract manufacturers to manufacture and assemble some of our products in accordance with our specifications. We currently have three U.S.-based contract manufacturers. We do not have long-term contracts with any of them, and none of them is obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that our customers and we require.

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

     Our contract manufacturers and we currently purchase several key components of our products from single and limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply or if we receive an unexpectedly high level of purchase orders, we may not be able to develop an alternate source in a timely manner or at favorable prices. Any of these events could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously affect our present and future sales.

We expect the average selling prices of our products to decline, which may reduce gross margins and revenue.

     Our industry has experienced erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, and new product introductions by our competitors or other factors. Such reduced sales prices require us to reduce our costs in order to maintain or improve our existing gross margins. If we are unable to achieve sufficient cost reductions and increases in sales volumes, the decline in average selling prices will reduce our gross margins and revenue.

If we are unable to hire or retain highly skilled personnel, we may not be able to operate our business successfully.

     Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of whom have significant industry experience and relationships. Many of our personnel could be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and have a negative impact on our ability to sell, our products. Competition for highly skilled personnel is intense in our industry, and we may not be able to attract and retain qualified personnel, which could seriously harm our business.

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

     Any claims of infringement on the intellectual property rights of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property, obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all, or redesign- those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed. However, we intend to vigorously protect our intellectual property against all material challenges.

If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.

     We have been licensing, and may be required to license, technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. If we are required to obtain any third-party licenses to develop new products and product enhancements, we could be required to obtain substitute technology, which could result in lower performance or greater cost, either of which could seriously harm the competitiveness of our products.

Our international operations could subject us to risks due to currency fluctuations and changes in foreign government regulations, which could harm our business.

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

If we do not effectively address our financial, managerial and manufacturing processes, we may not be able to successfully expand our business.

     Our business has experienced wide fluctuations in sales volume from quarter to quarter, which places a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing processes and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. Many of our competitors have set-up manufacturing facilities and operations offshore into significantly less expensive labor and product markets. Our ability to produce our products at similar favorable production costs could harm our ability to compete in the markets we serve. If we fail to effectively address the above requirements, our ability to pursue business opportunities and expand our business could be harmed.

Our stock price may be volatile which may affect your ability to sell shares at or above the offering price or result in securities litigation against us.

     The stock market in general, the NASDAQ Stock Market and the stock of optical networking companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to a company's operating performance. We expect the price of our common stock to fluctuate. The offering price may not be indicative of the prices that will prevail in the public market after the offering. The trading price of our common stock could fluctuate in response to factors including those described elsewhere in this annual report and:

          o    General market and economic conditions;

          o    Announcements of technological innovations or new products;

          o Publicity regarding actual or potential results with respect to technologies or products under development; and

          o    Other events or factors, many of which are beyond our control.

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

"CWDM" means Coarse Wavelength Division Multiplexing, which is a sophisticated opto-electronics technology that uses multiple wavelengths of light spaced at least 400 Ghz apart to increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system.

"DWDM" means Dense Wavelength Division Multiplexing, which is a sophisticated opto-electronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system.

"ESCON"--Enterprise System Connectivity--means a protocol for 200 Mbps signal transmission speed over fiber optic cable.

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

"ISO" means International Standards Organization. Founded in 1946, ISO is an international organization composed of national standards bodies from over 75 countries. ISO has defined a number of important computer standards; the most significant of which is perhaps is OSI (Open Systems Interconnection), a standardized architecture for designing networks.

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

"MSO" means a Multiple Service Operator, which is typically a cable TV operator that offers multiple services such as video, voice and data.

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

"SDH" means Synchronous Digital Hierarchy, which is transmission protocol for high speed transmission over fiber optic cable published in 1988 by the Consultative Committee for International Telegraph and Telephony. It a hierarchy similar to SONET but in this case the lowest bit rate channel is STM-1 (155
Mbps).

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

Item 2. Properties.

     We are headquartered in our San Diego, California facility that we own consisting of approximately 36,000 square feet used for offices, research and development and manufacturing. We also own a 47,000 square foot facility in San Diego, California adjacent to our headquarters that is used for offices, manufacturing and customer support.

     For the fiscal year 2004 we occupied an additional 40,668 square feet used for office, research and development and manufacturing activities under lease as detailed below:

Location                Square Footage       Facility Type       Expiration Date
--------                --------------   --------------------   ----------------
Sunnyvale, California       35,288       Office/Manufacturing   December 31, 2004
Stuttgart, Germany           5,380       Office                 December 31, 2005

     We believe our facilities are suitable and adequate to meet our current needs. See Note E to the Consolidated Financial Statements contained in Part II herein for terms and amounts of mortgages on the facility we own.

Item 3. Legal Proceedings

     On June 4, 2003, we consummated the exchange transaction and cancelled all outstanding Series A Convertible Preferred Stock and 9.75% Senior Convertible Debentures. The Exchange Agreement provides that the litigation instituted by the former holders of Series A stock be dismissed with prejudice against the Company, its subsidiaries, its current officers and directors, and other defendants who execute an appropriate release, and without prejudice against all other defendants. This dismissal will require court approval, which is in the process of being obtained by counsel for all parties.

     In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our former Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims was settled in May 2003 for $45 thousand, approximately the value of legal fees incurred by the plaintiff. The other claim was resolved in August 2003 by an arbitrator who ruled in our favor. As part of the arbitration ruling, both parties were responsible for their own legal fees.

     A former officer of our SNI subsidiary brought suit alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He was seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. This suit was settled in January 2004 for approximately $150 thousand in full settlement and a mutual release of claims from both parties.

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

Item 4: Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Sorrento Networks Corporation (the "Meeting") was held on January 8, 2004.

Elections of Directors

     The shareholders elected each of the seven nominees for directors as listed in the Sorrento Networks Corporation's proxy statement dated December 3, 2003. The directors will hold office for one-year terms ending at the next Annual Meeting or until their successors have been duly elected and qualified.

     The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

                                    VOTES
      DIRECTOR         VOTES FOR   AGAINST
--------------------   ---------   -------
1 Phillip W. Arneson   7,647,206   519,518

2 Donne F. Fisher      7,785,513   381,211

3 Robert L. Hibbard    7,647,206   519,518

4 Gary M. Parsons      7,785,513   381,211

5 Larry J. Matthews    7,785,513   381,211

6 Don Herzog           7,785,513   381,211

7 Tom Schilling        8,030,228   136,496

Additional Shares to LuxN Shareholders

     To approve the issuance of common shares associated with the LuxN acquisition that exceeds 20% of the current outstanding shares of the Company as of the acquisition date. Upon approval, the cash held under restriction would be released to the Company for general working capital purposes

                                         VOTES     VOTES
         PROPOSAL           VOTES FOR   AGAINST   ABSTAIN    UNVOTED
-------------------------   ---------   -------   -------   ---------
Additional Shares to LuxN
   Shareholders             2,224,914   144,537    22,358   5,774,915

Appointment of Auditors

     The shareholders ratified the appointment of BDO Seidman, LLP as Sorrento Networks Corporation's independent auditors. The proxies received by Sorrento Networks Corporation for the Meeting were voted as follows:

                                         VOTES     VOTES
        PROPOSAL            VOTES FOR   AGAINST   ABSTAIN    UNVOTED
-----------------------     ---------   -------   -------   ---------
3 BDO Seidman, Auditors     8,120,038    29,276    17,410      --

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

     Our common stock has been traded on the NASDAQ Small Cap Market under the symbol FIBR since 1994. On December 16, 1998, we commenced trading on the NASDAQ National Market System under the same symbol.

     The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ National Market for the periods indicated. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.

Fiscal
2002-2003                                                  High      Low
----------                                                ------   ------
Quarter from February 1, 2002 to April 30, 2002........   $73.20   $40.00
Quarter from May 1, 2002 to July 31, 2002..............   $53.00   $13.20
Quarter from August 1, 2002 to October 31, 2002........   $14.80   $ 2.40
Quarter from November 1, 2002 to January 31, 2003......   $15.07   $ 4.15

Fiscal
2003-2004
----------
Quarter from February 1, 2003 to April 30, 2003........   $ 8.30   $ 4.96
Quarter from May 1, 2003 to July 31, 2003..............   $ 5.98   $ 2.27
Quarter from August 1, 2003 to October 31, 2003........   $ 3.81   $ 2.25
Quarter from November 1, 2003 to January 31, 2004......   $ 5.35   $ 2.38

     On March 31, 2004, the average of the high and low bid quotation for our common stock was $3.13 per share. There is no assurance that a market in our common stock will continue.

Approximate Number of Holders of Common Stock

     As of March 31, 2004, there were approximately 756 holders of record, including brokerage firms and nominees, of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

Dividends

     We have never paid any cash dividends on our common stock. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common or preferred stock in the foreseeable future.

Sale of Unregistered Securities

During fiscal year 2004, we issued the following securities that were not registered under the Securities Act of 1933:

June 04, 2003       Exchange Agreement       8,029,578 shares of common stock

June 04, 2003       Legal Settlement         54,314 shares of common stock

August 08, 2003     LuxN, Inc. Acquisition   1,879,340 shares of common stock

December 31, 2003   Private Placement        2,140,101 shares of common stock

January 26, 2004    Private Placement        2,921,512 shares of common stock

The registration statements for the above listed common stock issuances have been filed with the Securities and Exchange Commission and have become effective.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of January 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of Sorrento are authorized for issuance.

                              Number of Securities To                                   Number of Securities
                                   Be Issued Upon                                     Remaining Available for
                                      Exercise          Weighted-Average Exercise   Future Issuance Under Equity
                                   Of Outstanding          Price of Outstanding          Compensation Plans
                                      Options,                   Options,              (Excluding Securities
                                Warrants and Rights       Warrants and Rights         Reflected in Column (a))
                              -----------------------   -------------------------   ----------------------------
       Plan Category                    (a)                         (b)                          (c)
---------------------------          ---------                    ------                     ----------
Equity Compensation
   Plans Approved by
   security Holders *(FIBR)          2,114,769                    $19.77                        556,484
                                     ---------                    ------                     ----------
Equity Compensation
   Plans not Approved by
   Security Holders (SNI)            1,887,000                    $ 5.35                     18,090,700
                                     ---------                    ------                     ----------
Total                                4,001,769                    $12.97                     18,647,184
                                     ---------                    ------                     ----------

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

Item 6. Selected Financial Data

     The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2004 and 2003, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 2001 and 2000, and the consolidated balance sheet data set forth below at January 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A and B which discusses our significant acquisition and disposition included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                              Fiscal Year Ended January 31,
                                                  ----------------------------------------------------
                                                    2004       2003       2002       2001       2000
                                                  --------   --------   --------   --------   --------
Statement of Operations Data:                      (a) (b)      (b)        (b)        (b)        (b)
Net sales......................................   $ 25,462   $ 25,137   $ 40,827   $ 44,641   $ 68,372
Gross margin...................................   $  5,693   $  3,320   $  9,320   $ 13,171   $ 31,782
Operating loss.................................   $(17,634)  $(31,329)  $(37,154)  $(50,415)  $ (9,951)
Net loss from continuing operations............   $ (5,381)  $(26,210)  $(43,136)  $(41,905)  $ (2,410)
Net income (loss) per share from continuing
   operations: (c)
      Basic....................................   $  (0.75)  $ (33.29)  $ (62.00)  $ (74.20)  $  (3.40)

      Diluted..................................   $  (0.75)  $ (33.29)  $ (76.32)  $ (74.20)  $  (3.00)
   Balance Sheet Data:
      Cash and cash equivalents................   $ 17,617   $  7,747   $ 14,243   $  9,965   $ 13,511
      Working capital (deficit)................   $ 25,806   $(36,460)  $  5,839   $ 71,993   $189,486
      Total assets.............................   $ 50,096   $ 55,805   $ 90,339   $113,123   $223,265
      Total debt (including short-term debt
         redeemable preferred stock)...........   $ 16,027   $ 21,987   $ 72,122   $ 24,770   $ 20,727
      Stockholders' equity (deficit)...........   $ 22,994   $(34,476)  $ 18,217   $ 39,733   $202,538

The Consolidated Statement of Operations and Balance Sheet data shown above reflect the following:

     (a) The results of operations for LuxN, Inc. are reflected from August 8, 2003 forward.

     (b) Operating (loss) and (loss) from continuing operations includes net capital restructuring charges of approximately $1.8 million in fiscal year 2003 and additions to inventory reserves of $602 thousand, $4.1 million, $4.0 million and $3.7 million, $1.6 million which negatively affected gross margin in fiscal year 2004, 2003, 2002, 2001 and 2000, respectively.

     (c) All per share data have been restated to reflect the twenty-for-one split of our common stock that became effective on October 28, 2002.

     (d) Entrada Networks, Inc. is reflected through August 31, 2000. On August 31, 2000, we completed a merger of our then subsidiary Entrada Networks with Sync Research, Inc. ("Sync"), a NASDAQ listed company in which we received 4,244,155 shares of the merged entity, which changed its name to Entrada Networks, Inc. ("ENI"). We purchased 93,900 shares of Sync in the open market during June and July 2000 for $388 thousand and on August 31, 2000 purchased an additional 1,001,818 shares directly from ENI for $3.3 million. After these transactions and ENI's issuance of additional shares to outside investors in connection with the merger we owned 49% of ENI. Accordingly, our financial statements reflected the results of operations of ENI through August 31, 2000.

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

     Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

          o Accounts receivable. Accounts receivable balances are evaluated on a continual basis and management regularly reviews the financial stability of individual customers. This analysis involves a judgment of the customer's current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. Allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability and the probability of default of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

LuxN, Inc.

     On August 8, 2003, we completed our acquisition of LuxN, Inc. in which we paid $14.8 million in cash, 1,879,347 shares of our common stock and 400,000 warrants to purchase our common stock at an exercise price of $3.05 per share. At the effective time of the merger, our wholly-owned subsidiary, Lambda Acquisition Corp., was merged with and into LuxN, with LuxN being the surviving corporation in the merger. From the date of acquisition to January 31, 2004, the results of LuxN's operations have been combined with the company in our discussion below unless separately addressed.

Overview

     Sorrento Networks was originally incorporated in New Jersey under the name of Osicom Technologies, Inc. In fiscal 2003, we changed our name to Sorrento Networks Corporation to better reflect the name of our primary subsidiary, Sorrento Networks, Inc. We reincorporated in Delaware during fiscal 2004. Presently headquartered in San Diego, California, we are a developer and manufacturer of intelligent optical networking solutions for metropolitan and regional applications worldwide.

     Beginning in fiscal 2002, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2003 and continued through fiscal 2004. Reasons for this reduction include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in our target markets. In addition, the level of demand can change quickly and can vary over short periods of time. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

     As discussed in more detail throughout our MD&A:

          o Our consolidated results of operations during the past three years were adversely affected by the rapid and sustained deterioration of the telecommunications market. After several years of significant growth, our revenues declined during fiscal 2003 and 2002 by 38% and 9% respectively, as compared to the respective prior year. The significant reduction in capital spending by service providers, among other factors, contributed to this decline. There was no significant change in fiscal 2004, which includes $3.9 million in revenue from our newly acquired subsidiary LuxN, Inc., when compared to the prior year. If the revenue from LuxN is excluded for comparison purposes our revenue declined 14% for fiscal 2004 when compared to the prior year;

          o Our gross margin rates, which historically had exceeded 40%, fell precipitously beginning in fiscal 2002. The rapid decline in revenue from decreased market demand led to significant inventory charges and high-unabsorbed fixed cost, which, among other factors, adversely affected our gross margin rates;

          o Management implemented a cost reduction program during fiscal 2002. As a result, total operating expenses have declined from $63.6 million in fiscal 2001 to $23.3 million in fiscal 2004, a reduction of over $40 million;

     These were the key factors that resulted in losses from continuing operations of $17.6 million, $31.3 million and $37.2 million respectively for fiscal 2004, 2003 and 2002, respectively.

     During 2004, we took several steps to improve our balance sheet and strengthen our ability to compete in the marketplace, including:

          o On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplated an exchange

               (the "Exchange") of the Debentures and the Preferred Stock at closing into shares of common stock and $12.5 million of our new 7.5% secured convertible debentures (the "New Debentures"). Certain holders of the Preferred Stock would also receive additional New Debentures of approximately $600 thousand to pay certain legal fees.

               The Exchange Agreement was approved by shareholders on May 29, 2003 and was completed and became effective on June 4, 2003 pursuant to which we exchanged current outstanding debentures and Series A Preferred Stock for common stock and an issuance of a smaller principal amount of new debentures.

          o Our acquisition of LuxN, Inc was completed on August 8, 2003. At the effective time of the merger, our wholly-owned subsidiary, Lambda Acquisition Corp., was merged with and into LuxN, with LuxN being the surviving corporation in the merger. Pursuant to the Agreement and Plan of Merger, each share of LuxN common stock outstanding at the effective time of the merger was cancelled. As consideration for the transaction, holders of LuxN's Series A-1 Preferred Stock with an aggregate pro-rata portion of $14.8 million of LuxN's net cash elected to receive cash at closing, and the holders of LuxN's Series A-1 Preferred Stock with an aggregate pro-rata portion of $3.8 million of LuxN's net cash elected to receive our common stock at closing. We issued 1,374,194 shares of our common stock to the holders of LuxN's Series A-1 Preferred Stock at the closing and issued an additional 505,153 shares upon receipt of our shareholders' approval. In addition, we issued warrants to purchase 400,000 of our shares of common stock at an exercise price of $3.05 per share to the holders of LuxN's Series A-1 Preferred Stock. We did not assume or exchange any outstanding options or warrants to purchase shares of LuxN stock.

          o The first of two private placements' the Company completed in fiscal 2004, closed on December 31, 2003. In exchange for $6.35 million in gross proceeds, Sorrento issued 2,140,101 new shares of Sorrento common stock, and warrants to purchase 1,070,051 new shares of Sorrento's common stock. The effective price in the private placement was $2.97 for each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock. The warrants have an exercise period of five-years with an exercise price of $2.97 per share. The warrants are exercisable in cash, representing a potential $2.17 million in additional proceeds, bringing the total gross proceeds of this offering to approximately $9.5 million upon full exercise of the warrants.

          o On January 26, 2004 the second private placement was completed raising $10 million in gross proceeds. In connection with the financing, Sorrento issued 2,921,512 new shares of Sorrento common stock and warrants to purchase 1,460,756 new shares of Sorrento's common stock. The effective price in the private placement was $3.44 for each unit. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock. The warrants have an exercise period of five-years and an exercise price of $3.44 per share. The warrants are callable after one year under certain circumstances. The warrants are exercisable in cash, representing a potential $5 million in additional proceeds, bringing the total gross proceeds of this offering to approximately $15 million assuming the warrants are fully exercised in cash. The warrants provide for a cashless exercise under certain circumstances.

     As we look forward to fiscal 2005, we believe that the general economic recovery that began in 2004 will gradually take hold within the telecommunications marketplace. Although our backlog entering fiscal 2005 remains low at slightly over $2 million; the increased level of inquiries and quote activity from both current and potentially new customers leads us to believe industry overcapacity has, to a large extent, been absorbed and, as such, we anticipate gradual improvement in our business commencing in mid-fiscal 2005.

     Results of Operations: Comparison of the Years Ended January 31, 2004 and January 31, 2003

Net sales

     Total revenues in 2004 were flat. Revenue in the United States increased reflecting the acquisition of LuxN. Revenues in Europe declined 42%, as the economic downturn, which was initially felt in the United States, more severely impacted European sales in 2004. In addition, 2004 saw a revenue increase in Asia of over 81% due to increased sales activity in Japan.

     Product revenues decreased 5% while service revenues increased 111%. Service revenues were higher due to increased product deployments, offset by competitive pricing pressure. The contribution to revenue from the LuxN acquisition was $3.8 million in product and service revenue from August 8, 2003 to fiscal year end January 31, 2003.

     Geographic Revenues

                                                    2004 vs 2003        2003 vs 2002
                For the years ended January 31,   ----------------   -----------------
                -------------------------------    Change   Change    Change    Change
                     2004     2003      2002          $        %         $         %
                   -------   ------   -------     -------   ------   --------   ------
United States      $18,445   14,803   $28,341     $ 3,642     25     $(13,538)   (48)
Europe               5,455     9469    10,130      (4,014)   (42)        (661)    (7)
Asia                 1,562      865     2,356         697     81       (1,491)   (63)
--------------------------------------------------------------------------------------
Consolidated       $25,462   25,137   $40,827     $   325      1     $(15,690)   (38)
======================================================================================

     Revenues by geographic regions are based on the location of the customer.

     Gross Profit

                                                    2004 vs 2003        2003 vs 2002
                For the years ended January 31,   ----------------   -----------------
                -------------------------------    Change   Change    Change    Change
                     2004     2003      2002          $        %         $         %
                   -------   ------   -------     -------   ------   --------   ------
United States       $3,725   $3,751    $5,996     $  (26)      --    $(2,245)     (37)
Europe               1,507     (487)    2,618      1,994      409     (3,105)    (119)
Asia                   461       --       708        461      100       (708)    (100)
--------------------------------------------------------------------------------------
Consolidated        $5,693   $3,264    $9,322     $2,429       74    $(6,058)     (65)
======================================================================================

     Gross Profit by geographic region is based on the location of the customer.

     Gross profits. Improvement in fiscal 2004 reflects improvements in U.S. production and overhead related costs combined with the non-recurrence of obsolescence and inventory valuation reserves taken in fiscal 2003.

     Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Our consolidated selling and marketing expenses decreased to $8.4 million, or 33% of net sales, for fiscal 2004 from $12 million, or 48% or net sales for fiscal 2003. The decline was primarily the result of continued cost reduction efforts and a reduction in both our U.S. and foreign sales offices.

     Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development costs in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses decreased to $8.0 million, or 32% of net sales, for fiscal 2004 from $9.0 million, or 36% of net sales, for fiscal 2003. The decline can primarily be attributed to decreases in product development material and personnel related costs.

     General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. Consolidated general and administrative expenses decreased to $6.5 million, or 26% of net sales, for fiscal 2004 compared to $12.8 million, or 51% of net sales, for fiscal 2003. The decrease in general and administrative expenses can be attributed to a decrease in professional fees including reduced legal fees and lower facility related expenses.

     Other operating expenses. Other operating expenses for both fiscal 2004 and 2003 included approximately $320 and $400 thousand, respectively of purchased technology amortization expense related to acquisitions.

     Other income (expenses). Other income (expenses) from continuing operations increased to $11.4 million in income for fiscal 2004 from $5.1 million in fiscal 2003. This increase reflects a net gain on the capital restructuring of $17.6 million, combined with reduced interest expense reflecting the capital restructuring in fiscal 2004. Partially offsetting these improvements were the write-off of our investment in UFO Communications of approximately $5 million together with a lower gain from the sales of DIGI stock in fiscal 2004 versus fiscal 2003.

     The Company acquired LuxN Inc. on August 8, 2003 whereby it paid $14.8 million in cash, and issued 1,879,347 shares of our common stock and 400,000 warrants to purchase our common stock at an exercise price of $3.05 per share. Upon valuing the purchase price and allocating the price to the assets and liabilities acquired, it was determined that net assets acquired exceeded the purchase price by $87 thousand. This excess of net asset acquired over the amount paid for the acquisition is reflected as a reduction to long lived assets.

     Income taxes. There was no provision for income taxes for fiscal years 2004 and 2003. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized. Our prior management did not file our tax returns for over six years. We had losses during each of these years and do not believe there is tax liability for any of them, other than a nominal penalty for failure to file a return. We filed all delinquent state and federal tax returns in fiscal 2004 and are now current.

     As with any purchase it is possible the net operating loss carry-forward for taxes may be limited, possibly reduced to zero.

Sorrento Networks

     Net sales. Net sales decreased to $18.7 million, or 17%, for fiscal 2004 from $22.4 million for fiscal 2003. In fiscal 2004 our top five customers accounted for 67% of our net sales, compared to 69% net sales contributed from the top five customers in 2003. We expect to continue experiencing significant fluctuations in our annual revenues as a result of our long and variable sales cycle as well as our highly concentrated customer base. Revenue was negatively impacted by weak telecommunication industry volumes and management's determination to not pursue low gross margin projects.

     Gross profit. Gross profit was $4.2 million for fiscal 2004, an increase of 35% from $3.1 million for fiscal 2003. Gross margin increased to 22% of net sales for fiscal 2003 from 14% for fiscal 2003. The increase was due primarily to the cost reductions efforts started in fiscal year 2003 as well as increases to our obsolescence and inventory value reserves in fiscal 2003.

     Selling and marketing. Sales and marketing expenses declined to $7.4 million, or 39% of net sales, for fiscal 2004 from $11.7 million, or 52% of net sales, for fiscal 2003. The decrease in sales and marketing expenses resulted primarily from a reduction in personnel and related costs, decreased travel expenses, trade show participation, and advertising expenses.

     Engineering, research and development. Engineering, research and development expenses decreased to $5.7 million, or 30% of net sales, for fiscal 2004 from $8.5 million, or 38% of net sales, for fiscal 2003. The decline in engineering, research and development expenses was the result of decreased expenditures associated with fewer engineering personnel combined with a reduction in material related development expenses.

     General and administrative. General and administrative expenses decreased to $3.4 million, or 18% of net sales, for fiscal 2004 from $7.6 million, or 34% of net sales, for fiscal 2003. The decline in general and administrative expenses reflects the reduction of executive and administrative personnel and reduced expense levels reflecting our continuing cost reduction program.

     Deferred and other stock compensation. Deferred and other stock compensation for the fiscal year ended January 31, 2004 includes $51 thousand of amortization of deferred stock compensation resulting from the value of stock options granted to consultants compared to $433 thousand for the prior fiscal year. In connection with the grants of stock options with exercise prices determined to be below the fair value of our common stock on the date of grant, SNI recorded deferred stock compensation of $2.6 million, which was fully amortized in 2004.

Meret Optical Communications

     Net sales. Net sales decreased to $2.8 million, or 10%, for fiscal 2004, from $3.1 million for fiscal 2003. The reduction in sales volume reflects the continued weakness in the telecommunications industry.

     Gross profit. Gross profit increased to $471 thousand, or 131%, for fiscal 2004 from $204 thousand for fiscal 2003. Gross margin as a percentage of net sales increased to 16% for fiscal 2004 compared to 7% for the comparable period last year. The improvement was due primarily to non-recurrence of fiscal 2003 additions to our obsolescence reserves.

     Selling and marketing. Sales and marketing expenses decreased to $113 thousand, or 4% of net sales, for fiscal 2004, compared to $315 thousand, or10% of net sales, for fiscal 2003. This decline was a direct result of fewer sales employees and reduced commissions reflecting changes in the commission structure during 2004.

     General and administrative. General and administrative expenses were eliminated due to consolidation of operations per the exchange agreement dated June 4, 2003, which requires Sorrento Networks Corporate subsidiaries to be consolidated into a single entity. In preparation for combining Sorrento Networks subsidiaries into a single entity, general and administrative, engineering and research and development for Meret were combined with Sorrento Networks, Inc.

     Other operation expenses. Other operating expenses increased to $320 thousand, or 11% of net sales for fiscal 2004 from $421 thousand, or 14% of net sales, for fiscal 2003. These costs represent the amortization of purchased technology related to prior acquisitions.

Results of Operations: Comparison of the Years Ended January 31, 2003 and January 31, 2002

     Net sales. Our consolidated net sales decreased $15.7 million or 38% to $25.1 million for fiscal 2003 when compared to net sales of $40.8 million for fiscal 2002. Net sales for Sorrento Networks Inc., our primary operating subsidiary, decreased $13.6 million or 38% to $22.4 million for fiscal 2003 as compared to net sales of $36.0 million in fiscal 2002. Net sales for our Meret Optical segment decreased $1.7 million or 35% in fiscal 2003 to $3.1 million of which $296 thousand was inter-company sales as compared to net sales of $4.8 million in fiscal year 2002.

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

     Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Our consolidated selling and marketing expenses decreased to $12.0 million, or 48% of net sales, for fiscal 2003 from $16.2 million, or 40% or net sales for fiscal 2002. The decline was primarily the result of cost reduction efforts implemented, a reduction in both our U.S. and foreign sales offices and lower revenue volume for the year.

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

     Engineering, research and development. Engineering, research and development expenses decreased to $8.5 million, or 38% of net sales, for fiscal 2003 from $13.2 million, or 37% of net sales, for fiscal 2002. The decrease in engineering, research and development expenses were the result of decreased expenditures associated with the decrease in engineering personnel and related costs and a reduction in material related development expenses. The number of engineering personnel decreased to 29 at January 31, 2003 from 67 at January 31, 2002.

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

Liquidity and Capital Resources

     We finance our operations through a combination of internal funds, investments and debt and equity financing. At January 31, 2004, our working capital was $25.9 million including $17.6 million in cash and cash equivalents and $504 thousand of investments in marketable securities.

     We believe that our available cash combined with cash anticipated to be available from future operations, will be sufficient for our working capital requirement for the next 12 months.

Cash Flow for the Years Ended January 31, 2004, 2003 and 2002

Continuing Operations

     Our operations used $15.6 million during fiscal 2004 as compared to $14.2 million in fiscal 2003. Significant items impacting the change in cash flows used by operations are: the lower net loss in fiscal 2004, the fiscal 2004 gain on restructuring, the realized loss on non-marketable securities, the reduced year-to-year gain on sale of marketable securities, and decreases in accounts payable, deferred revenue and accrued expenses. We do not anticipate the recurrence of significant cash flow impacts due to restructuring or the marketable/non-marketable security items in fiscal 2005.

     We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Inc., our principal operating subsidiary has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks world-wide. In addition, we incurred significant restructuring costs of approximately $2.8 million in 2003 associated with restructuring of our obligations under our Senior Convertible Debentures and Series A Holders obligations.

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

Investing Activities

     In fiscal 2004, our investing activities provided cash flows of $9.8 million. We received $6.4 million on the sale of marketable securities and other investments. In addition we disposed of $1.3 million in property and equipment related to disposals and returns of demo equipment.

     Our investing activities during fiscal 2003 provided cash flows of $9.1 million. We received $17.2 million from the sale of DIGI stock. Partially offsetting were the $5 million cash investment in UFO Communications and $3.3 million of property and equipment purchases. In fiscal 2002, our investing activities used $4.0 million. Cash used in investing activities during fiscal 2002 included purchases of property and equipment of $3.2 million and $900 thousand in other assets.

Financing Activities

     Our financing activities provided net cash of $15.7 million reflecting $15.9 million in net cash received in the private placement sale of common stock in December 2003 and January 2004. In fiscal 2003 our financing activities used cash of $1.4 million and consisted primarily of repayment of our line of credit and long-term debt. Our financing activities during fiscal 2002 provided us $40.1 million and consisted primarily of financing activities from the sale of common stock in March 2001 which generated proceeds of $9.6 million and a convertible debenture financing in August 2001 which raised $29.7 million.

Contractual Cash Obligations

     The following tables quantify our future contractual obligations and commercial commitments as of January 31, 2004 (dollars in thousands):

Contractual Obligations

                                                     Payments due in fiscal years
                                     ------------------------------------------------------------
                                      Total     2005    2006     2007    2008   2009   Thereafter
                                     -------   ------   ----   -------   ----   ----   ----------
Long-term Debt....................   $ 3,585   $   47   $ 54   $    58   $ 63   $ 68     $3,295
Capital Leases....................        54       54     --        --     --     --         --
Purchase Orders...................     1,755    1,655    100
Employment Contracts(b)...........       783      783
Operating Leases..................       824      551    152        46     41     34         --
7.5% convertible debentures (a)...    12,998       --     --    12,998     --     --         --
                                     -------   ------   ----   -------   ----   ----     ------
Total.............................   $19,216   $2,307   $306   $13,102   $104   $102     $3,295
                                     =======   ======   ====   =======   ====   ====     ======

          (a)  Maturity date, August 2, 2007

          (b) Reflects payments due under change of control provisions under certain employment contracts that may be triggered by the sale of the Company in 2005.

Contingent Liabilities

     See footnote "G", under Contingent Liabilities

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

Impact of Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We adopted FIN No. 46 with no material effect on our financial position or results of operations.

     In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

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

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

     In December 2003, the SEC issued SAB 104, which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. We adopted EITF 00-21 and SAB 104 with no material impact on our financial statements.

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

     A 100 basis point change in the variable interest ratewould not result in a significant change in interest expense during fiscal 2005.

Item 8. Financial Statement and Supplementary Data.

     The consolidated financial statement are listed in the index to the consolidated financial statements in Part IV, item 15 (a)1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

none

Item 9a. Controls and Procedures.Disclosure Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Company

On March 31, 2004, our directors and executive officers were:

         Name           Age                       Position
         ----           ---                       --------
Phillip W. Arneson...    67   Chief Executive Officer, President, and Chairman
                              of the Board

Donne F. Fisher......    65   Director (i), (ii)

Don Herzog...........    36   Director (i) (ii)

Robert L. Hibbard....    51   Director (ii)

Larry J. Matthews....    75   Director (i), (ii)

Gary M. Parsons......    53   Director  (ii)

Tom Schilling........    41   Director (i)

Joe R. Armstrong.....    55   Chief Financial Officer

----------
(i)  member of the Audit Committee

(ii) member of the Compensation Committee

     Donne F. Fisher, with his financial management background has been appointed as the Financial Expert on the Audit committee. The Audit committee is enhanced with the financial expertise of Tom Schilling who has served as CFO to Cincinnati Bell. Donne F. Fisher is independent as described in Section 14A of the General Rules and Regulations of the Securities Exchange Act of 1934.

     Our By-Laws provide that the members of the Board of Directors be elected annually by our Shareholders for one-year terms. Each director who is not one of our employees or our subsidiaries is paid an annual retainer of $24,000 per year, payable at a rate of $2,000 per month. If an outside director is not nominated for re-election or re-elected, the unpaid remainder of his $24,000 annual retainer shall be paid by the Company in a lump sum upon his departure. In addition, each director who is not an employee of our company or our subsidiaries receives $1,250 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $750 for each committee meeting attended and all other committee members receive $500. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers.

     Phillip W. Arneson has been our Chairman and Chief Executive Officer of the Company since March 2002. He previously served as our President and Chief Operating Officer from October 2001 until his appointment as Chairman and Chief Executive Officer. He also has served as one of our directors since October 2000 and currently serves on the Meret Communications, Inc. and Sorrento Networks, Inc. Boards of Directors. From 1996 to 2001, Mr. Arneson held the position of Executive Vice President for privately held Frandsen Corporation, a diversified financial and manufacturing company where he was responsible for growing the enterprise through acquisitions, internal growth, and strategic partnerships. Additionally, he served as President of two of its operating companies. Mr. Arneson has served several public and private technology companies in executive management, holding positions as Chief Executive Officer, President and Group Vice President as well as having extensive experience as a director of such companies. From 1982 to 1986, he served as Executive Vice President of Allied Signal's Electronic Sector and as Chief Executive Officer of its subsidiary, Amphenol Corp. In 1986, Mr. Arneson's technology group garnered the prestigious IR-100 award for the development of an integrated fiber optics phase modulator. Mr. Arneson holds a B.S. in Electrical Engineering from the University of Minnesota's Institute of Technology and is a veteran, U.S. Marine Corps.

     Donne F. Fisher has served as one of our directors since November 2001 and is chairman of our Audit Committee. Mr. Fisher is currently President of Fisher Capital Partners, Ltd., a private venture capital and investment company he founded in 1991. From 1982 to 1996, Mr. Fisher held various executive officer positions with Tele-Communications, Inc. ("TCI") and its subsidiaries including Executive Vice President and Treasurer. He was a TCI director from 1980 until 1999 when TCI merged into AT&T Corporation. Since his retirement in 1996, Mr. Fisher has been a consultant to TCI (now AT&T Broadband). Mr. Fisher also serves as a director of Liberty Media Corporation, a former subsidiary of AT&T, and General Communications, Inc., a diversified telecommunications provider.

     Robert L. Hibbard has served as one of our directors since November 2001 and is chairman of our Compensation Committee. Mr. Hibbard is an attorney and management consultant in private practice in which he handles a wide variety of commercial matters including technology licensing and the structuring of merger and acquisitions transactions. From 1997 to 1999, Mr. Hibbard was Chief Executive Officer of Kim Technologies International, Inc., a privately held developer of electromechanical "super" capacitors for wireless applications. From 1994 to 1997, Mr. Hibbard was Vice President and General Counsel at Allied Signal Engines, and from 1987 to 1994, Assistant General Counsel at Allied Signal Aerospace. Mr. Hibbard holds a bachelors degree from Gustavus Adolphus College and a J.D. from Marquette University Law School, where he was a member of the Marquette Law Review.

     Don Herzog has served as one of our directors since October 2003. He is an investment professional who worked most recently for the firm of Zimmer Lucas Partners in New York City from 2001 to 2003. Prior to that, he was with the venture capital firm Odyssey Capital from 2000 to 2001. Mr. Herzog earned his MBA at Carnegie Mellon from 1998 to 2000. Mr. Herzog received a B. S. in electrical engineering from Drexel University in 1990 prior to eight years as a naval officer.

     Gary M. Parsons has served on our Board of Directors since October 2000. Since 1996, Mr. Parsons has held the position of Chairman of the Board for XM Satellite Radio Holdings, Inc., and in October 2001 was named Chairman and Chief Executive Officer of Mobile Satellite Ventures, LLP. From 1996 to April 2002, Mr. Parsons served as Chairman of Motient Corporation, a wireless data firm. On January 10, 2002, Motient filed a voluntary bankruptcy petition in connection with a prearranged restructuring of its debt and emerged from bankruptcy on May 1, 2002. From 1990 to 1996, Mr. Parsons held a number of executive positions at MCI Communications, Inc., including Executive Vice President, Chief Executive Officer of MCI Metro, Inc., and President of MCI's Southern Division. From 1984 to 1990, Mr. Parsons held the responsibilities of Executive Vice President at Telecom*USA, a fiber-optic and long distance venture subsequently acquired by MCI. Mr. Parsons holds a B.S. in Electrical and Computer Engineering from Clemson University and a MBA from the University of South Carolina.

     Larry J. Matthews has served on our Board of Directors since August 2002. Mr. Matthews was a co-founder of Zytec Corporation, a manufacturer of high performance electronics for the telecommunications and computer industries. Mr. Matthews served as an officer and director of Zytec, which grew from a start-up operation to a public company with revenues exceeding $250 million annually during his tenure. In 1992, Zytec won the National Baldridge Quality Award. A public offering of Zytec was completed in 1994. In 1997, Zytec merged with Computer Products Corporation to form Artesyn Technologies (ATSN, NASDAQ). Mr. Matthews currently serves on Artesyn's board as a director. He also serves on the Board of Veritec, Inc. (VRTC.OB, OTC BB), a seller of microprocessor-based encoding and decoding systems products. From January 1999 to June 2000, Mr. Matthews served as Veritec's Acting President and Chief Executive Officer. Mr. Matthews holds a Bachelor of Engineering degree from Iowa State University, and serves on the boards of several privately held companies.

     Tom Schilling has served on our Board of Directors since October 2003. He was most recently Chief Financial Officer of Cincinnati Bell Inc. (fka Broadwing Inc.), serving from 2002-2003. Prior to that, and from 1999, Mr. Schilling was Senior VP and Chief Financial Officer of Broadwing Communications, a subsidiary of Cincinnati Bell. Further, Mr. Schilling was Chief Financial Officer of AutoTrader.com from 1998-1999, and from 1993-1998 held several management positions with MCI Communications, Inc. He holds a B.S. in accounting from Indiana University.

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

Our other key employees include:

        Name           Age               Position
        ----           ---               --------
Subrata Datta           41   Chief Technical Officer

Mary A. Lay             46   Vice President, Finance

Andrew Nguyen           44   Vice President, Engineering

Manfred Seehagen        55   Vice President, European Operations

Marc W. Thurman         54   Vice President, Operations

Mitchell R. Truelock    35   Vice President, Corporate Development

     Subrata Datta has served as Chief Technical Officer since October 2003 and previously served as our Vice President of Engineering. Mr. Datta joined Sorrento upon our acquisition of Distributed Systems International, Inc. in 1996. From 1996 to 1999 he was responsible for all engineering development for the LAN adapter and hub/switch products. Prior to joining us, Mr. Datta helped develop the ANSI FDDI and FDDI-II standards and design network components and system-level products for DSI. Prior to DSI, Mr. Datta had extensive design experience while working at AT&T Bell Laboratories on the 3B20 Duplex computer system, based on highly fault tolerant architectures, high-reliability and stringent up-time requirements. Before working for AT&T Bell Laboratories, Mr. Datta worked for IBM's Yorktown Research Center where he focused on FDDI development for their RS6000 workstation systems. Mr. Datta holds a M.S. and B.S. in Electrical Engineering from the Cooper Union School of Engineering.

     Mary A. Lay has served as Vice President, Finance since July 2002 and joined us in March 2002 as Controller. Ms. Lay brings over 20 years of corporate finance, treasury and management experience to the Company. Ms. Lay's previous experience includes contract and permanent position as Corporate Controller and Chief Financial Officer at several companies including On-Point Technology Systems, Inc., Curtis Coleman Company and Nexergy Tauber. Ms. Lay holds a B.A. in Financial Accounting from National University, an M.B.A. from the University of Phoenix and is a certified public accountant.

     Andrew Nguyen has served as Vice President of Engineering since October 2003. Mr. Nguyen served as LuxN's Vice President, Engineering since August 2000, during which time he was responsible for all product development including the delivery of high-availability carrier-class optical transport platforms and network management software products. Prior to joining LuxN, Mr. Nguyen served as Vice President, Engineering for Allied Telesyn International (ATI), a leading supplier of fiber transceivers/media-converter products and workgroup/enterprise IEEE802.3 L2/L3 repeaters/switches/routers. Prior to ATI, Mr. Nguyen worked at Motorola, Ricoh and Epson Research Center, developing and delivering successful products to the market. Mr. Nguyen holds a B.S. in Electrical Engineering from San Jose State University.

     Manfred Seehagen has served as our Vice President of European Operations since September 2002 and joined Sorrento Networks in March 1999 as the Director of Sales and Marketing for our German subsidiary. He has a computer science and electronics background as well as several years of sales and marketing experience with ITT Telecommunications, Standard Electrik Lorenz and Alcatel. Mr. Seehagen has also been an active member of ZVEI (Zentralverband der Elektrotechnik und Elektronikindustrie), the German electrical and electronic manufacturers' association where he was a representative in several telecommunications working groups.

     Marc Thurman has served as Vice President, Operations since April 2001. Mr. Thurman oversees our manufacturing and operations, supply chain management, and quality assurance functions. He brings to us nearly 25 years of manufacturing operations, supply chain management and quality assurance experience on leading edge technologies and products for the computer and telecommunication markets. Mr. Thurman's previous experience includes service since 1971, in various functions at Packard Bell NEC, ComCrypt Systems, IDEA Courier, Inc., Sidereal Corporation, Intel Corporation, RTE Corporation, and Western Electric. In his most recent position, Mr. Thurman had manufacturing responsibilities including internal production, contract manufacturing (EMS) and third party manufacturing
(TPM), supporting revenues of $2 billion. Mr. Thurman holds a B.S. in Electrical Engineering from Oregon State University as well as an M.B.A. degree from University of Portland.

     Mitchell R. Truelock has served as Vice President of Corporate Development since January 2004. Prior to accepting his current position he was our Vice President, Sales and Marketing and had responsibility for North American and Asia Pacific sales, marketing, product management and customer support. Mr. Truelock joined us in January 2003 as Vice President, Strategic Planning after having consulted with us since August 2002. Prior to joining us, from February 2000 to November 2001, Mr. Truelock was a Vice President in the communications equipment group at Banc Boston Robertson Stephens, a technology investment bank. From June 1998 to February 2000, Mr. Truelock was a Vice President in the technology group at Dain Rauscher Wessels, a technology investment bank. From September 1995 to June 1998, Mr. Truelock was a corporate attorney at Cooley Godward LLP where he focused on mergers and acquisitions, private financings and initial public offerings for technology companies. Mr. Truelock holds a L.L.M. in corporate securities at Georgetown University Law, a J.D. from Southern Methodist University, and a BBA in accounting from the University of Texas at Austin.

Item 11. Executive Compensation

     The following tables set forth the annual compensation for the Company's Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2004, and for the four most highly compensated executive officers of the Company, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                                     Annual Compensation
                                   ------------------------------------------------------
Name and                           Year    Salary    Bonus        Other           All
Principal Position                          ($)      ($)(A)      Annual          Other
--------------------------------   ----   -------   -------   ------------   ------------

                                                              Compensation   Compensation
                                                                 ($)(B)      ($)(C)(D)(E)
--------------------------------   ----   -------   -------   ------------   ------------
Phillip W. Arneson, Chairman ...   2004   265,780   185,000        --           80,137
   Chief Executive Officer .....   2003   245,387   205,000        --           72,066
                                   2002    60,582    25,000        --           12,547
                                                                   --               --
Joe R. Armstrong ...............   2004   215,778   150,000        --           27,398
   Chief Financial Officer .....   2003   191,927   165,000        --           20,962
                                   2002   175,011        --        --               --

Marc Thurman, VP ...............   2004   180,003    36,000        --               --
   Operations ..................   2003   180,003    31,127        --               --

Subrata Datta ..................   2004   175,011    26,250        --               --
   Chief Technical Officer .....   2003   175,011     8,750        --               --
                                   2002   175,011        --

Mitchell R. Truelock, VP .......   2004   175,011
   Corporate Development .......   2003    13,462

(A) Bonus compensation represents performance and retention bonuses paid in fiscal years 2004, 2003 and 2002. In fiscal year 2004, Mr. Arneson, Mr. Armstrong, Mr. Thurman and Mr. Datta received performance bonuses of $185,000, $150,000, $36,000 and $26,250 respectively.

     In fiscal year 2003, Mr. Arneson received the final payment of $5,000 of his $30,000 signing bonus per his employment contract, which took effect October 2001, a performance bonus of $125,000 and a retention bonus of $75,000. Mr. Armstrong received a performance bonus of $105,000 and a retention bonus of $60,000.

     In fiscal year 2002, Mr. Arneson received a signing bonus per his employment contract, which took effect October 2001 of $25,000.

(B) Other compensation for Mr. Arneson for fiscal year 2004 consists of temporary living expenses paid by the company of $6,325, vacation accrual buy-out of $26,312 and tax and estate planning of $7,500. Other compensation for Mr. Arneson for fiscal year 2003 consists of temporary living expenses paid by the company of $48,930 and vacation accrual buy-out of $23,237. In fiscal year 2002, Mr. Arneson had temporary living expenses of $12,547.

(C)  Other compensation for Mr. Armstrong represents vacation accrual buy-out.

Long-Term Incentive Plans

     We have has no long-term incentive plans other than our various stock option plans.

Option Grants--Year Ended January 31, 2004

     There were no option grants exercised for the year ended January 31, 2004 for any of the Named Executive Officers.

The following table sets forth information concerning each exercise of stock options during the year ended January 31, 2004 by each of the Named Executive Officers and the January 31, 2004, value of unexercised options.


      Aggregated Option Exercises in Fiscal Year 2004 and January 31, 2004
                                  Option Values

                                                                     Number of
                                       Shares                  Securities Underlying         Value of Unexercised
                                      Acquired     Value        Unexercised Options           In-the-Money Options
                                         On      Realized      at Fiscal Year-End ($)        at Fiscal Year-End (A)
                                      Exercise      ($)     ---------------------------   ---------------------------

               Name                      (#)                Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------------   --------   --------   -----------   -------------   -----------   -------------
Phillip W. Arneson.................      --         --        454,052         60,497        $940,101      $308,532
Joe R. Armstrong...................      --         --        264,720         38,048        $553,157      $181,547
Marc Thurman.......................      --         --          6,959         51,041        $594,255      $172,545
Subrata Datta......................      --         --          2,803         50,521        $309,188      $120,691
Mitchell R. Truelock...............      --         --              0        150,000        $      0      $283,000

(A) Options are "in-the-money" if, on January 31, 2004, the $5.01 market price of the Common Stock exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2004, and the aggregate exercise price of such options.

Employment Agreements

     On March 1, 2002 Mr. Arneson assumed the role of our Chairman, President and Chief Executive Officer. On April 30, 2002, our Board of Directors approved an employment agreement with Mr. Arneson regarding the terms of his employment as Chairman, Chief Executive Officer and President, which superseded his August 2001 contract. The agreement provides for annual compensation of $250,000. The agreement also calls for the vesting, as of March 1, 2002, of the 6,250 options granted Mr. Arneson on September 17, 2001, and the granting of 23,750 additional stock options (adjusted for the 1-for-20 reverse split) at a strike price equal to the closing price of our common stock on NASDAQ on March 1, 2002, which shares are to vest at the rate of 1,000 shares per month beginning on April 1, 2002, continuing for 12 months, when 5,000 additional shares vest, and beginning on May 1, 2003, 1,125 shares will vest each month. The employment is at will; however, if Mr. Arneson should be terminated without cause or resign in certain circumstances, he would receive a lump sum severance payment of two years' base salary and vesting of all stock options, and health and life benefits; he would be required to provide exclusive consulting services for two years following his termination. The agreement also calls for the reimbursement of living expenses in San Diego at the rate of $2,750.00 per month while Mr. Arneson remains employed. In the event of a change of control, merger or sale of our company, Mr. Arneson is entitled to receive an immediate payment equal to two year's salary, health and life insurance benefits for two years and vesting of all his options. In June 2003, our Board of Directors clarified the termination section of Mr. Arneson's contract and authorized increases in annual compensation to $275,000, and monthly living allowance to $3,250.

     In May 2002, we entered into an employment agreement with Mr. Armstrong, our CFO, which provides for an annual salary of $200,000 per year plus bonus of $20,000, which was paid in a lump-sum, in June 2002, and 10,500 options (adjusted for the 1-for-20 reverse split) to acquire our common stock vesting over two years. The contract is for no specified term and Mr. Armstrong is an at-will employee such that the company or Mr. Armstrong may terminate employment at any time, with or without cause or notice, and with or without reason, subject to the rights and obligations as provided in the contract. However, should Mr. Armstrong be terminated without cause he will receive a lump-sum severance payment of one year's salary, health and life benefits for one year and vesting of all his options. In the event of a change of control, merger or sale of our company, Mr. Armstrong is entitled to receive an immediate payment equal to one year's salary, health and life insurance benefits for one year and vesting of all his options. In June 2003, our Board of Directors authorized an increase in Mr. Armstrong's annual compensation to $225,000.

     In January 2004, we entered into an employment agreement with Mr. Truelock, our Vice President, Corporate Development, which provides for an annual salary of $200,000 per year plus a performance bonus of up to $100,000 under certain conditions, and 100,000 options to acquire our common stock that vest over three years. The agreement also calls for us to reimburse Mr. Truelock up to $15,000 for relocation expenses incurred. The contract is for no specified term and Mr. Truelock is an at-will employee which allows us to discontinue Mr. Truelock's employment at any time, with or without cause or notice, and with or without reason. However, should Mr. Truelock be terminated without cause prior to certain conditions in the contract, he will receive two months salary continuation and accelerated vesting of his outstanding options. If Mr. Truelock is terminated by us without cause within six (6) months subsequent to a change in control that is not a hostile takeover, he will also receive accelerated vesting of his outstanding options.

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

     During the fiscal year ended January 31, 2004, Don Herzog and Tom Schilling received stock option grants that were not reported by the required filing date. These directors have now filed the required forms as required under Section 16(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of January 31, 2004, regarding the ownership of our common stock by (i) each of our directors; (ii) each of the present executive officers; (iii) each person known to us to beneficially own 5% or more of our common stock; and (iv) all of our directors and executive officers as a group. Except as indicated, all persons named as beneficial owners of our common stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them. All persons named have an address at c/o Sorrento Networks Corporation, 9990 Mesa Rim Road, San Diego, California 92121, unless otherwise indicated.

                                                             Common Stock
                                                      --------------------------
                                                      Number of   Percentage of
Name of Beneficial Owner (A)                            Shares    Outstanding(J)
----------------------------                          ---------   --------------
Phillip W. Arneson (B) ............................     478,500         2.9%
Donne F. Fisher (C) ...............................      68,879            *
Robert L. Hibbard (D) .............................      47,217            *
Gary M. Parsons (E) ...............................      44,750            *
Larry J. Matthews (F) .............................      43,417            *
Don Herzog (G) ....................................      25,000            *
Tom Schilling (H) .................................      25,000            *
Joe Armstrong (I) .................................     280,221         1.7*
All Directors, and Executive
   Officers as a Group ............................   1,012,982         6.1%

Rajendra Singh (J) ................................     873,132        5.35%
   7925 Jones Branch Drive, Suite 6400
   McLean, VA 22102
Belmarken Holdings, BV (K) ........................   2,094,379       12.84%
   Boeing Avenue 53
   1119 PE Schiphol Rijk
   The Netherlands, PF

* Less than 1%

(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us.

(B) Includes exercisable options held by Mr. Arneson to acquire 478,250 shares of common stock, and 250 shares of common stock purchased in June 2002.

(C) Includes exercisable options to acquire 44,666 shares of common stock held by Mr. Fisher and 24,212 shares of common stock received in distribution of stock to our former Series A Preferred Stock holders and interest payments on the 7.5% Convertible Debenture outstanding. Mr. Fisher is a director of Liberty Media Corporation, which owns an approximate 74% economic interest representing an approximate 94% voting interest in UnitedGlobalCom, Inc. ("UGC"). Belmarken Holding, B.V., an indirect subsidiary of UGC, holds 2,059,195 shares of our common stock. Liberty Media also holds convertible debt of United Pan-Europe

     Communications, N.V., a subsidiary of UGC, which it has agreed to exchange for additional shares in UGC. Mr. Fisher meets all the current requirements for an independent director.

(D) Includes exercisable options to acquire 47,166 shares of common stock held by Mr. Hibbard and 50 shares of common stock purchased in July 2002.

(E) Represents options to acquire shares of our common stock, which were granted to Mr. Parsons consistent with, and upon the same terms, conditions and vesting schedules as, option grants made to other members of our Board of Directors.

(F) Represents options to acquire shares of our common stock, which were granted to Mr. Matthews consistent with, and upon the same terms, conditions and vesting schedules as, option grants made to other members of our Board of Directors

(G) Represents options to acquire shares of our common stock, which were granted to Mr. Herzog consistent with, and upon the same terms, conditions and vesting schedules as, option grants made to other members of our Board of Directors

(H) Represents options to acquire shares of our common stock, which were granted to Mr. Schilling consistent with, and upon the same terms, conditions and vesting schedules as, option grants made to other members of our Board of Directors

(I) Includes exercisable options to acquire 280,071 shares of common stock held by Mr. Armstrong and 150 shares of common stock purchased in June 2002.

(J) Represents holdings reported by Rajendra Singh, Neera Singh, Cherrywood Holdings, Inc., Telcom Ventures, L.L.C., and Telcom-SNI Investors, L.L.C. on June 16, 2003 on Form 13-G, "General Statement of Beneficial Ownership." Includes 647,348 shares of common stock and 225,784 shares underlying convertible debentures held by the reporting persons.

(K) Represents holdings reported by Belmarken Holdings, BV on June 16, 2003 on Form 13-D, "General Statement of Beneficial Ownership." Includes 1,601,723 shares of common stock and 492,656 shares underlying convertible debentures held by the reporting person.

Item 13. Certain Relationships and Related Transactions.

     Two of our customers are subsidiaries of UnitedGlobalCom, Inc ("UGC"), which is the parent of Belmarken Holding, B.V., a holder of approximately 12.8% of our shares of common stock, and indirect subsidiaries of UGC. During fiscal 2004, we recorded sales of $483,093, including deferred revenue, to these customers and these customers had no outstanding receivables at January 31, 2004. As noted above, Mr. Fisher is a director of Liberty Media Corporation, which is a shareholder of UGC and debt holder in one of its indirect subsidiaries. Mr. Fisher was not one of our directors when we made these sales and extended credit to these customers. However, indirect subsidiaries of UGC continue to be among our customers, namely UPC.

     In February 2003, we entered into a consulting agreement with Mr. Robert Hibbard, to provide services to the Board of Directors and management of the company at a consulting rate of $175 per hour and a retainer of $20,000 per month for six months. Mr. Hibbard agrees to make himself available to the Company for not less than 20 hours per week. This agreement supersedes his August 2002 consulting agreement. Nearly all of Mr. Hibbard's consulting work for us has involved matters being considered or reviewed by the board or by committees of the board. His work has included structuring and implementing our 2003 Equity Incentive Plan for employees, participation in settlement negotiations for pending litigation, assistance in our capital restructuring and improving our intellectual property policies and procedures, among other matters. In fiscal years 2004 and 2003, Mr. Hibbard was paid $204,950 and $91,836 respectively, in consulting fees.

     During July 2000, we agreed to loan $300,000 for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to Mr. Jacobson in connection with accepting employment as our Senior Vice President, Legal. This is a full recourse loan and Mr. Jacobson has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. Mr. Jacobson has received $300,000 in advances under this loan agreement for which the interest rate is 6.6%. On July 3, 2002, a new note covering the $300,000 was incorporated in Mr. Jacobson's employment contract. The term remained the same as the July 2000 note, with all unpaid, accrued interest and principal due and payable on August 30, 2003. In December 2002,

Mr. Jacobson paid $39,330 on his loan that included payment of all prior interest due and the remainder applied to his principal balance. Mr. Jacobson is no longer in our employ. As of January 31, 2004, Mr. Jacobson's loan outstanding to the Company totaled $297,961.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the
      Company's definitive proxy statement for our 2004 Annual Meeting of
                              Shareholders.PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits and Consolidated Financial Statement Schedules

     1.   Financial Statements: (see index to financial statements at page F-1)

          Independent Certified Public Accountants' Reports

          Consolidated Balance Sheets at January 31, 2004 and 2003

          Consolidated Statements of Operations for the Years Ended January 31, 2004, 2003 and 2002

          Consolidated Statements Comprehensive Income for the Years Ended January 31, 2004, 2003 and 2002

          Consolidated Statement of Stockholders' Equity for the Years Ended January 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

     2.Exhibits:

          3.1   Restated Certificate of Incorporation dated June 14, 1988 (A).

          3.2   Amended and Restated By-Laws of the Registrant (B).

          3.3   Certificate of Amendment to the Certificate of Incorporation dated January 16, 1998 (D).

          3.4   Amendment to the By-Laws dated January 30, 1998 (D).

          3.5   Corrected Certificate of Incorporation of Sorrento Networks, Inc. (K).

          3.6   Certificate of Amendment to the Certificate of Incorporation dated October 15, 2002 (M).

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

          10.14 Agreement dated May 17, 2002 with Joe R. Armstrong, filed herewith.

          10.15 Agreement dated July 3, 2003 with Richard L. Jacobson, filed herewith.

          10.16 Agreement dated February 1, 2003 with Robert L. Hibbard, wiled herewith.

          21.0  Subsidiaries of the Registrant (L).

          23.0  Consent of BDO Seidman LLP--filed herewith

          31.1  Certification of Phillip W. Arneson, Chief Executive Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          31.2  Certification of Joe R. Armstrong, Chief Financial Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          99.1  Code of Ethics for Senior Executive and Financial Officers

----------
     The foregoing are incorporated by reference from the Registrant's filings as indicated:

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

          (I)   Form 10-Q for the quarter ended October 31, 2000

          (J)   Form 10-K for the year ended January 31, 2001

          (K)   Form 8-K dated August 3, 2001

          (L)   Form 10-K for the year ended January 31, 2002

          (M)   Form 8-K dated October 25, 2002

          (N)   Proxy Statement dated April 15, 2003.

          (O) Registration Statement on Form S-3/A, filed with the SEC on May 27, 2003.

          (P)   Proxy Statement dated December 3, 2003

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

     November 12, 2002 Five-year supply agreement

     December 10, 2002 Restructuring Letter of Intent and term sheet

     March 12, 2003 Exchange Agreement and associated documents

     April 11, 2003 Results of Operations and Financial Condition

     May 12, 2003 Sale of Marketable Securities

     May 12, 2003 Settlement Agreement reached with Former Employee

     May 29, 2003 Adjournment of Special Meeting of Shareholders

     May 30, 2003 Special Meeting of Shareholders

     June 3, 2003 Results of Operations and Financial Condition

     June 9, 2003 Completion of Capital Restructuring Plan

     August 5, 2003 Results of Operation and Financial Condition

     October 23, 2003 Acquisition or Disposition of Assets

     September 10, 2003 Results of Operations and Financial Condition

     December 31, 2003 Private Placement of Common Stock

     January 27, 2004 Private Placement of Common Stock

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants...............       F-2

Consolidated Balance Sheets as of January 31, 2004 and 2003......       F-3

Consolidated Statements of Operations and Comprehensive Loss for
   the years ended January 31, 2004, 2003 and 2002...............       F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
   years ended January 31, 2004, 2003 and 2002...................    F-5 to F-7

Consolidated Statements of Cash Flows for the years ended
   January 31, 2004, 2003 and 2002...............................    F-8 to F-9

Notes to Consolidated Financial Statements.......................   F-10 to F-56

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders of Sorrento Networks Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of Sorrento Networks Corporation (a Delaware corporation) and subsidiaries (collectively the "Company") as of January 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally in the United States of America.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California

April 9, 2004, except for Note Q which is as of April 22,
2004

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                January 31,   January 31,
                                                                                    2004         2003
                                                                                -----------   -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents.................................................    $  17,617     $   7,747
   Accounts receivable, net (Notes P and S)..................................        3,754         5,576
   Inventory, net (Notes B and T)............................................       13,893        13,934
   Prepaid expenses and other current assets (Note N)........................          972           741
   Investment in marketable securities (Note B)..............................          504         3,959
   Notes receivable                                                                    242            --
                                                                                 ---------     ---------
      TOTAL CURRENT ASSETS...................................................       36,982        31,957
                                                                                 ---------     ---------
PROPERTY AND EQUIPMENT, NET (Notes C and E).................................       12,267        17,103
                                                                                 ---------     ---------
OTHER ASSETS
   Purchased technology, net (Note B)........................................          110           430
   Investment in non-marketable securities (Note B)..........................           --         5,025
   Other assets (Notes A and B)..............................................          654         1,290
   Notes receivable..........................................................           83            --
                                                                                 ---------     ---------
      TOTAL OTHER ASSETS.....................................................          847         6,745
                                                                                 ---------     ---------
TOTAL ASSETS.................................................................    $  50,096     $  55,805
                                                                                 =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long term debt (Note E).............................         $101          $222
   Accounts payable..........................................................        2,887         5,135
   Deferred revenue..........................................................          878         3,700
   Accrued professional fees.................................................          832         4,324
   Other accrued liabilities and current liabilities (Note G)................        6,478         6,236
   Due on redemption of preferred security of subsidiary (Note J)............           --        48,800
                                                                                 ---------     ---------
      TOTAL CURRENT LIABILITIES..............................................       11,176        68,417
                                                                                 ---------     ---------
Long-term debt and capital lease obligations (Note E,S and G)................        3,538         3,644
Debentures payable (Note F)..................................................       12,388        18,121
Dividends payable (Note A)...................................................           --            99
                                                                                 ---------     ---------
      TOTAL LIABILITIES......................................................       27,102        90,281
                                                                                 ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS' EQUITY (DEFICIT) (Note Iand J)
   Preferred stock, $.01 par value; liquidation preference $1,353............            1             1
   Common stock,$0.001 par value; 150,000,000 shares authorized; 16,315,361 shares issued 16,314,917 shares outstanding at January 31, 2004;
      886,494 shares issued 886,050 shares outstanding at January 31, 2003...           16         5,318
   Additional paid-in capital................................................      216,434       144,887
   Deferred stock compensation...............................................           --            (5)
   Accumulated deficit.......................................................     (193,769)     (187,536)
   Accumulated other comprehensive loss......................................          381         2,928
   Treasury stock, at cost; 444 shares at January 31, 2004 and January 31,
      2003, respectively.....................................................          (69)          (69)
                                                                                 ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...................................       22,994       (34,476)
                                                                                 ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................    $  50,096     $  55,805
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

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)

                                                                                    Twelve Months Ended
                                                                                         January 31
                                                                               ------------------------------
                                                                                 2004       2003       2002
                                                                               --------   --------   --------
NET SALES (Notes B and S)...................................................   $ 25,462   $ 25,137   $ 40,827
COST OF SALES...............................................................     19,769     21,817     31,507
                                                                               --------   --------   --------
      GROSS PROFIT..........................................................      5,693      3,320      9,320
                                                                               --------   --------   --------
OPERATING EXPENSES
   Selling and marketing....................................................      8,406     12,021     16,165
   Engineering, research and development....................................      8,025      8,990     13,656
   General and administrative...............................................      6,525     12,779     12,770
   Deferred compensation....................................................         51        433        812
   Other operating expenses.................................................        320        426      3,071
                                                                               --------   --------   --------
      TOTAL OPERATING EXPENSES..............................................     23,327     34,649     46,474
                                                                               --------   --------   --------
LOSS FROM OPERATIONS........................................................    (17,634)   (31,329)   (37,154)
                                                                               --------   --------   --------
OTHER INCOME (EXPENSES)
   Investment income (loss) (Note B)........................................     (5,860)       275     (1,368)
   Interest expense.........................................................     (4,396)    (9,619)    (3,311)
   Other income (expenses) (Note J).........................................     17,631        214        (99)
   Gain (loss) on sale of marketable securities (Note B)....................      4,026     14,249     (1,204)
                                                                               --------   --------   --------
      TOTAL OTHER INCOME (EXPENSES).........................................     11,401      5,119     (5,982)
                                                                               --------   --------   --------
NET LOSS....................................................................   $ (6,233)  $(26,210)  $(43,136)
                                                                               ========   ========   ========
LOSS PER COMMON SHARE (Note M)
   BASIC
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS).............      7,205        787        698
                                                                               --------   --------   --------
      NET LOSS PER COMMON SHARE:
BASIC NET LOSS PER COMMON SHARE.............................................      (0.87)  $ (33.29)  $ (62.00)
                                                                               ========   ========   ========
   DILUTED
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS).............      7,205        787        698
                                                                               --------   --------   --------
      NET LOSS PER COMMON SHARE:
DILUTED NET LOSS PER COMMON SHARE...........................................      (0.87)  $ (33.29)  $ (62.00)
                                                                               ========   ========   ========
COMPREHENSIVE LOSS AND ITS COMPONENTS CONSIST OF THE FOLLOWING:
      Net loss..............................................................   $ (6,233)  $(26,210)  $(43,136)
      Components of other comprehensive loss
         Foreign currency translation                                               208         --         --
         Unrealized holding gains (losses) arising during the period........      1,173     (6,983)   (21,993)
         Reclassification adjustment for gains (losses)
            included in net loss............................................     (4,026)   (14,249)     1,204
                                                                               --------   --------   --------
NET COMPREHENSIVE LOSS......................................................   $ (8,878)  $(47,442)  $(63,925)
                                                                               ========   ========   ========

See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2004

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                              Common Stock     Preferred Stock   Additional     Deferred
                                            ----------------   ---------------     Paid-in        Stock
                                            Shares    Amount   Shares   Amount     Capital    Compensation
                                            ------   -------   ------   ------   ----------   ------------
Balance at January 31, 2003                    886   $ 5,318      2       $1      $144,887        $ (5)

Common stock par value revaluation                    (5,317)                        5,317
Warrants issued in connection with
Restructuring                                                                          436

Common stock issuance
   Common stock issued in connection
      with capital restructuring             8,030         8                        43,512
   Common stock issued in connection
      with debenture principal and
      interest payment                         377        --                         1,215

   Common stock issued in connection
      with LuxN acquisition                  1,879         2                         4,935
   Common stock issued in connection
      with legal settlement                     54        --                           162
   Common stock issued in connection
      with Pipe 1 financing                  2,140         2                         5,836
   Common stock issued in connection
      with Pipe 2 financing                  2,922         3                         9,139
Unrealized (losses) on available for
      sale securities
   Warrants issued in connection with
      the LuxN acquisition                                                             878

Reclassification adjustment for (gains)
   losses realized in net loss
foreign currency translation adjustments
Deferred stock compensation of subsidiary                                               46         (46)

Expenses paid with stock issuances              27                                      71
Amortization of deferred stock
   compensation                                                                                     51
Net loss
Balance at January 31, 2004                 16,315   $    16-     2       $1-     $216,434

                                                                             Accumulated
                                                           Treasury Stock       Other       Stockholders
                                            Accumulated   ---------------   Comprehensive      Equity/
                                              Deficit     Shares   Amount        Loss          Deficit
                                            -----------   ------   ------   -------------   ------------
Balance at January 31, 2003                  $(187,536)      1      $(69)       $2,928        $(34,476)
Common stock par value revaluation                                                                  --
Warrants issued in connection with
Restructuring                                                                                      436

Common stock issuance
   Common stock issued in connection
      with capital restructuring                                                                43,520
   Common stock issued in connection
      with debenture principal and
      interest payment                                                                           1,215

   Common stock issued in connection
      with LuxN acquisition                                                                      4,937
   Common stock issued in connection
      with legal settlement                                                                        162
   Common stock issued in connection
      with Pipe 1 financing                                                                      5,838
   Common stock issued in connection
      with Pipe 2 financing                                                                      9,142
Unrealized (losses) on available for
      sale securities                                                            (2,854)        (2,854)
   Warrants issued in connection with
      the LuxN acquisition                                                                         878

Reclassification adjustment for (gains)
   losses realized in net loss                                                       99             99
foreign currency translation adjustments                                            208            208
Deferred stock compensation of subsidiary

Expenses paid with stock issuances                                                                  71
Amortization of deferred stock
   compensation                                                                                     51
Net loss                                        (6,233)                                         (6,233)
Balance at January 31, 2004                  $(193,769)      1      $(69)       $   381       $ 22,994
                                                                                              --------

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2003

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                           COMMON          PREFERRED
                                           STOCK             STOCK        ADDITIONAL      NOTES       DEFERRED
                                      ---------------   ---------------     PAID IN    RECEIVABLE      STOCK
                                      Shares   Amount   Shares   Amount     CAPITAL      OPTIONS    COMPENSATION
                                      ------   ------   ------   ------   ----------   ----------   ------------
Balance at January 31, 2002 .......     710    $4,263      2       $1      $143,705        $--         $(255)
Stock option and warrant exercises
   (Notes I, J and M) .............       1         9                            (9)
Unrealized losses on available for
   sale securities (Note B) .......
Deferred stock compensation of
   subsidiary (Note B) ............                                             183                     (183)
Expenses paid with stock issuances
   (Note I) .......................     175     1,046                         1,008
Amortization of deferred stock
   compensation (Note B) ..........                                                                      433
Net loss ..........................
                                        ---    ------    ---      ---      --------        ---         -----
BALANCE AT JANUARY 31, 2003 .......     886    $5,318      2       $1      $144,887        $--         $  (5)
                                        ===    ======    ===      ===      ========        ===         =====

                                                        TREASURY       Accumulated
                                                         STOCK            OTHER            TOTAL
                                      ACCUMULATED   ---------------   COMPREHENSIVE    STOCKHOLDERS'
                                        DEFICIT     Shares   Amount        LOSS       EQUITY(DEFICIT)
                                      -----------   ------   ------   -------------   ---------------
Balance at January 31, 2002 .......    $(161,326)      1      $(69)     $ 24,160          $ 10,479
Stock option and warrant exercises
   (Notes I, J and M) .............                                                              0
Unrealized losses on available for
   sale securities (Note B) .......                                      (21,232)          (21,232)
Deferred stock compensation of
   subsidiary (Note B) ............                                                              0
Expenses paid with stock issuances
   (Note I) .......................                                                          2,054
Amortization of deferred stock
   compensation (Note B) ..........                                                            433
Net loss ..........................      (26,210)                                          (26,210)
                                       ---------     ---      ----      --------          --------
BALANCE AT JANUARY 31, 2003 .......    $(187,536)      1      $(69)     $  2,928          $(34,476)
                                       =========     ===      ====      ========          ========

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                       For the Year Ended January 31, 2002
                                   (Restated)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                           COMMON          PREFERRED
                                           STOCK             STOCK        ADDITIONAL      NOTES       DEFERRED
                                      ---------------   ---------------     PAID IN    RECEIVABLE      STOCK
                                      Shares   Amount   Shares   Amount     CAPITAL      OPTIONS    COMPENSATION
                                      ------   ------   ------   ------   ----------   ----------   ------------
Balance at January 31, 2001 .......     630    $3,782      2       $1      $114,994     $(5,034)       $(880)
Debentures private placement
   (Notes F) ......................      24                                  20,676
Stock option and warrant exercises
   (Notes I, J and M) .............     (20)       23                        (1,321)      5,034
Unrealized losses on available for
   sale securities (Note B) .......
Deferred stock compensation of
   subsidiary (Note B) ............                                             187                     (187)
Expenses paid with stock issuances
   (Note I) .......................                                             (18)
Amortization of deferred stock
   compensation (Note B) ..........                                                                      812
Private placement subsidiary
   (Note J) .......................      76       458                         9,187
Deemed dividend (Note I) ..........
Net loss ..........................
                                        ---    ------    ---      ---      --------     -------        -----
BALANCE AT JANUARY 31, 2002 .......     710    $4,263      2       $1      $143,705     $    --        $(255)
                                        ===    ======    ===      ===      ========     =======        =====

                                                        TREASURY       Accumulated
                                                         STOCK            OTHER            TOTAL
                                      ACCUMULATED   ---------------   COMPREHENSIVE    STOCKHOLDERS'
                                        DEFICIT     Shares   Amount        LOSS       EQUITY(DEFICIT)
                                      -----------   ------   ------   -------------   ---------------
Balance at January 31, 2001 .......    $(118,010)      1      $(69)      $ 44,949         $(39,773)
Debentures private placement
   (Notes F) ......................                                                         20,676
Stock option and warrant exercises
   (Notes I, J and M) .............                                                          3,736
Unrealized losses on available for
   sale securities (Note B) .......                                       (20,789)         (20,789)
Deferred stock compensation of
   subsidiary (Note B) ............
Expenses paid with stock issuances
   (Note I) .......................                                                            (18)
Amortization of deferred stock
   compensation (Note B) ..........                                                            812
Private placement subsidiary
   (Note J) .......................                                                          9,645
Deemed dividend (Note I) ..........         (180)                                             (180)
Net loss ..........................      (43,136)                                          (43,136)
                                       ---------     ---      ----       --------         --------
BALANCE AT JANUARY 31, 2002 .......    $(161,326)      1      $(69)      $ 24,160         $ 10,479
                                       =========     ===      ====       ========         ========

          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     Year Ended January 31,
                                                                                 ------------------------------
                                                                                   2004       2003       2002
                                                                                 --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................   $ (6,233)  $(26,210)  $(43,136)
                                                                                 --------   --------   --------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization........................................      3,673      4,063      2,794
         Realized loss on investment in non-marketable securities.............      5,025         --         --
         Accounts receivable and inventory reserves...........................       (530)    (1,020)     9,309
         Expenses paid through issuances of securities........................        233      2,054      1,309
         (Gain) loss on sale of marketable securities.........................     (4,026)   (14,249)     1,204
         Non-cash interest on debentures (Note F).............................      2,726      6,894        994
         Gain on capital restructuring........................................    (13,629)        --         --
         Deferred and other stock compensation (Note B).......................         51        433        812
         Other non-cash.......................................................        (43)        --        794
      Changes in assets and liabilities net of effects of business entity divestitures:
            (Increase) decrease in accounts receivable........................      1,891      3,020      6,360
            (Increase) decrease in inventories................................      4,719      5,381     (8,247)
            (Increase) decrease in other current assets.......................        186        511       (438)
            (Increase) decrease in notes receivable...........................       (325)        --         --
            Increase (decrease) in accounts payable...........................     (2,689)      (440)    (2,729)
            Increase (decrease) in deferred revenue...........................     (3,111)     3,637         --
            Increase (decrease) in accrued expenses...........................     (3,304)     1,681       (751)
            Increase (decrease) in other current liabilities..................       (189)        55        (63)
                                                                                 --------   --------   --------
      NET CASH USED IN OPERATING ACTIVITIES...................................    (15,575)   (14,190)   (31,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired..............................      1,506         --         --
   Purchase of property and equipment.........................................      1,604     (3,333)    (3,235)
   Proceeds from sale of marketable securities and other investments..........      6,360     17,178        144
   Purchase of non-marketable securities......................................         --     (5,025)        --
   Purchase of other assets...................................................        316        280       (895)
                                                                                 --------   --------   --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................      9,786      9,100     (3,986)
                                                                                 --------   --------   --------

           See accompanying notes to consolidated financial statements

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In Thousands)

                                                                                    Year Ended January 31,
                                                                                 ---------------------------
                                                                                   2004      2003      2002
                                                                                 -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt, net of repayments ..........................        --    (1,043)     (172)
   Proceeds from long-term debt (Note E)......................................        --        --        26
   Repayment of short-term debt...............................................       (36)       --        --
   Repayment of long-term debt (Note E).......................................      (192)     (363)      (39)
   Proceeds from debentures (Note F)..........................................        --        --    29,749
   Proceeds from common stock (Note J)........................................    15,887        --     9,645
   Proceeds from stock option and warrant exercises (Note K ).................        --        --       861
   Other......................................................................        --        --       (18)
                                                                                 -------   -------   -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................    15,659    (1,406)   40,052
                                                                                 -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................     9,870    (6,496)    4,278
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...............................     7,747    14,243     9,965
                                                                                 -------   -------   -------
CASH AND CASH EQUIVALENTS - END OF PERIOD.....................................   $17,617   $ 7,747   $14,243
                                                                                 =======   =======   =======

          See accompanying notes to consolidated financial statements.

     Sorrento Networks Corporation (formerly Osicom Technologies, Inc.) (the "Company," "We," "Our," or "Us") through its subsidiaries designs, manufactures and markets integrated networking and bandwidth aggregation products for enhancing the performance of data and telecommunications networks. Our products are deployed in telephone companies, Internet Service Providers, governmental bodies and the corporate/campus networks that make up the "enterprise" segment of the networking marketplace. We have facilities in San Diego, California and Sunnyvale, California. In addition, we have various sales offices located in the United States and Europe. We market and sell our products and services through a broad array of channels including worldwide distributors, value added resellers, local and long distance carriers and governmental agencies.

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

     We have incurred significant losses and negative cash flows from operations for the past several years. Sorrento Networks, Inc. ("SNI"), the Company's principal operating subsidiary has primarily been the operating entity responsible for these high losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing and sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The balance sheets and the consolidated statement of operations for the years ended January 31, 2004, 2003 and the consolidated statement of operations for the year ended January 31, 2002 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances. On August 8, 2003, we complete the acquisition of LuxN, Inc. the results of which are reflected in consolidation from that date forward. The consolidated group is referred to individually and collectively as the "Company," "We," "Our," or "Us."

     Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the years ended January 31, 2004, 2003 and 2002 have been made.

     Cash and Cash Equivalents--All cash on hand and in banks, certificates of deposit and other liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents. All such investments are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income.

     Accounts Receivable--In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment or upon customer acceptance for installation sales.

     Allowance for Doubtful Accounts--We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and on specifically identified amounts that we believe to be un-collectable. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectability of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Sources of Supply--The Company currently purchases important components of its products, from a limited selection of suppliers. Although there are a limited number of manufacturers of these components, management believes that the other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.

     Inventory--Inventory, comprised of raw materials, work in process, finished goods and spare parts, is stated at the lower of cost (weighted average method) or market. We periodically evaluate our on-hand stock and make appropriate disposition of any stock deemed excess or obsolete. Inventories at January 31, 2004 and 2003 consist of:

                                                               2004       2003
                                                             --------   -------
Raw material..............................................   $ 20,744   $10,767
Work in process...........................................      3,133     2,804
Finished goods............................................      5,416     6,326
                                                             --------   -------
                                                               29,293    19,897
Less: Valuation reserve...................................    (15,400)   (5,963)
                                                             --------   -------
                                                             $ 13,893   $13,934
                                                             ========   =======

     Marketable Securities--Marketable securities at January 31, 2004 consist of investments in Entrada Networks, Inc ("ENI"). Our investment in ENI is classified as available for sale and is carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are recorded against other comprehensive income when a decline in fair value is determined to be other than temporary. At January 31, 2004, and 2003 marketable securities were as follows:


                             Cost    Unrealized Gains   Market Value
                            ------   ----------------   ------------
January 31, 2004:

   Entrada                  $   31        $   56           $   87
   Certificate of Deposit      416             1              417
                            ------        ------           ------
                            $  447        $   57           $  504
                            ======        ======           ======

January 31, 2003:
   DIGI                     $1,009        $2,884           $3,893
   Entrada                      22            44               66
                            ------        ------           ------
                            $1,031        $2,928           $3,959
                            ======        ======           ======

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

     On December 9, 2002, we sold one-half of our holdings in DIGI for $3.10 per share. The purchaser of the stock was DIGI, itself. The proceeds from this sale, in the amount of $3.6 million, were deposited on December 13, 2002. The remaining 1,162,341 DIGI shares were sold on May 2, 2003 for $4.26 per share. The purchase, of the stock was again DIGI. The proceeds from this sale in the amount of approximately $5 million, were deposited on May 7, 2003.

     In accordance with a settlement agreement reached between Sorrento Networks and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr. Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was complete on July 1, 2003 and had a value of $88 thousand. In addition, we transferred 128,214 shares of ENI stock to settle a dispute between a former employee and the Company. The value of the transfer was $20 thousand and was complete on July 16, 2003.

     The remaining 458,286 ENI shares owned by us are accounted for as an "available for sale security". Under this accounting, these shares are marked-to-market at the end of each reporting period. The difference between our basis and the fair maker value, as reported on NASDAQ, is a separate element of stockholders' equity and is included in the computation of comprehensive income.

     Fair Value of Financial Instruments--The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value.

     Property and Equipment--Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. We measure impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

     Capitalized Leases--Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

     Purchased Technology--Technology assets were acquired in connection with historical acquisition.These assets were analyzed during and after the close of the acquisition. The undiscounted projected future cash flows from the purchased technology are compared to its carrying value to indicate any impairment. No impairment has been identified. The carrying value is $110 thousand and is amortized over its remaining estimated economic life (7 years) using the straight-line method. Accumulated amortization was $2.7 million and $2.4 million at January 31, 2004 and 2003, respectively.

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

     Research and Development--We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs." Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain. In-process research and development purchased by us includes the value of products and processes in the development stage and have not reached technological feasibility; this amount is expensed at the date of purchase.

     Other investments--Other investments in fiscal 2004, included in other assets, include non-marketable securities held in other companies including a privately held competitive local exchange carrier, and a broadband services carrier, UFO Communications, Inc. ("UFO"). The investment in UFO, $5.03 million, was written down to zero value in fiscal 2004, when a secondary round of financing was concluded in which we chose not to participate.

     Revenue Recognition--We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. When title does not pass to the customer at time of shipment, revenue is not recognized until all contractual requirements are met and title has transferred. During this transition period, the amount of the sale and/or installation is shown in deferred revenue.

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

     Warranty and Customer Support--We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

     Income Taxes--Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carry forwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note L)

     Advertising--We expense advertising expenditures as incurred.

     Loss Per Common Share--We compute earnings per share based on the provision of SFAS No. 128, "Earnings Per Share." Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of convertible securities outstanding, shares issuable under stock benefit plans, and shares issuable pursuant to warrants. In computing diluted EPS, net income or loss available to common shareholders is adjusted for the after-tax amount of interest expense recognized in the period associated with convertible debt. Potential common shares are not included in the diluted loss per share computation for the years ended January 31, 2004, 2003 and 2002 as they would be anti-dilutive. All references in the financial statements of common shares and per share data give effect to the 1-for-20 stock split effective October 28, 2002. (See Note M)

     Foreign Currency Translation--Our foreign operations have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, "Foreign Currency Translation." For the periods presented the current rate method was used whereby all assets and liabilities are translated at period end exchange rates, and the resultant translation adjustments would have been included as a separate component of stockholders' equity had such adjustments been material. Revenues and expenses are translated at the average rates of exchange prevailing throughout the period, and the resultant gains and losses are included in net earnings.

     Stock-Based Compensation--We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. The amount of deferred stock compensation appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the fiscal years ended January 31, 2004, 2003 and 2002, we amortized $51 thousand, $250 thousand and $625 thousand of the total $2.6 million initially recorded for deferred stock compensation.

     For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our Sorrento Networks subsidiary granted by it to its consultants; during the fiscal years ended January 31, 2004, 2003 and 2002, we recorded $46 thousand, $183 thousand and $187 thousand for options granted to consultants.

     Computer Software for Internal Use--Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The adoption of SOP 98-1 had no effect on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We adopted FIN No. 46 with no material effect on our financial position or results of operations.

     In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

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

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

     In December 2003, the SEC issued SAB 104, which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. We adopted EITF 00-21 and SAB 104 with no material impact on our financial statements.

C. PROPERTY AND EQUIPMENT

     Property and equipment of the Company consisted of the following components as of January 31, 2004 and 2003:

                                                                   2004       2003
                                                                 --------   --------
Manufacturing, engineering and plant equipment and software...   $ 17,397   $ 19,822
Office furniture and fixtures.................................      3,192      3,154
Land and building.............................................      6,721      6,721
Leasehold and building improvements...........................      1,294      1,294
                                                                 --------   --------
   Total property and equipment...............................     28,604     30,991
Less: Accumulated depreciation and amortization...............    (16,337)   (13,888)
                                                                 --------   --------
   Net book value.............................................   $ 12,267   $ 17,103
                                                                 ========   ========

     Depreciation expense for fiscal 2004, 2003 and 2002 was $ 3.3 million, $3.6 million, and $2.4 million respectively.

D. SHORT TERM DEBT

     The Company has no short-term debt other than the current portion of long-term debt.

E. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at January 31, 2004 and 2003 consisted of the following:

                                                                                  2004     2003
                                                                                 ------   ------
Variable rate 30 year mortgage note payable (5.5% over LIBOR rate); interest
   rate at January 31, 2004 and 2003 was 6.71% and 8.95% respectively.........   $1,253   $1,269
Fixed rate 30 year mortgage note payable; interest rate at January 31, 2004
   was 7.6%...................................................................    2,332    2,361
Obligations under capital leases (See Note G).................................       54      237
                                                                                 ------   ------
                                                                                  3,639    3,866
Less: Current portion.........................................................      101      222
                                                                                 ------   ------
                                                                                 $3,538   $3,644
                                                                                 ======   ======

     On March 25, 1996, Meret completed the purchase of a 35,000 square foot facility in San Diego, California for $1,779 in cash. On April 24, 1996, Meret entered into a mortgage agreement with a lender in the amount of $1,331 amortized over 30 years with an adjustable interest rate of 5.5% over the LIBOR rate, adjusted bi-annually. Monthly principal and interest payments are $11 thousand. The interest rate at January 31, 2004 was 6.71%.

     In October 2000, we completed our purchase of a 41,000 square foot facility immediately adjacent to our existing San Diego, California facility. The purchase price was $4,805 including the assumption of existing indebtedness of $2,417. Monthly principal and interest payments are $18 and at the end of the 30-year term on January 1, 2010 the remaining balance of $2,109 is due. The loan has a fixed interest rate of 7.6%.

     Long- term and capital lease obligations at January 31, 2004 are payable by year as follows:


2005...................................................................   $  101
2006...................................................................       54
2007...................................................................       58
2008...................................................................       63
2009...................................................................       68
2010 and later.........................................................    3,295
                                                                          ------
                                                                          $3,639
                                                                          ======

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

     On March 6, 2003, we and our wholly-owned subsidiary Sorrento Networks, Inc. entered into an Exchange Agreement with the holders of our 9.75% Senior Convertible Debentures (the "9.75% Debentures") and the Series A Convertible Preferred Stock (the "Preferred Stock") of Sorrento Networks, Inc. The Exchange Agreement and associated documents contemplated an exchange (the "Exchange") of the 9.75% Debentures and the Preferred Stock at closing into shares of common stock and $12.5 million of our new 7.5% Secured Convertible Debentures (the "7.5% Debentures"). Certain holders of the Preferred Stock would also receive additional 7.5% Debentures of approximately $600 thousand to pay certain legal fees. With the elimination of liability from the preferred stock conversion and the reduction in total debt relating to the debentures, offset by the value of the common stock issuance associated with the transaction there was a net gain on the restructuring of $13.7 million.

     The Exchange Agreement was approved by shareholders on May 29, 2003 and was completed and became effective on June 4, 2003 pursuant to which we exchanged current outstanding debentures and Series A Preferred Stock for common stock and an issuance of a $13.1 million principal amount of 7.5% Debentures.

     Interest expense for fiscal year 2004 on the 9.75% debentures, through the June 4, 2003 exchange date, of $3.5 million included the stated 9.75% interest rate of $1.1 million, amortization of issuance costs of $275 thousand and amortization of the fair value of the warrants issued to the purchasers and placement agent and deemed beneficial conversion feature of $2.2 million.

     Interest expense on the 7.5% debentures during fiscal year 2004 was $561 thousand.

     The 7.5% debentures are convertible at any time at the option of the holders into shares of common stock at a conversion price of $5.42, the fair value on the date of the exchange. The debentures mature on August 2, 2007 and are secured by substantially all of our assets and those of our subsidiaries (with certain exceptions).

     At January 31, 2004 and January 31, 2003 debentures payable for the 7.5% debentures consisted of:

                                                        (thousands)
                                                 -------------------------
                                                 January 31,   January 31,
                                                     2004          2003
                                                 -----------   -----------
Face value of 7.5% convertible debentures.....     $11,788         $--
Face value of new debentures for legal fees...         600          --
                                                   -------         ---
Book value of debentures at issuance..........     $12,388         $--
                                                   =======         ===

G. LEASES, OTHER COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $763 thousand, $1.6 million, and $1.3 million for the years ended January 31, 2004, 2003 and 2002, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year at January 31, 2004:

                                                         Capital   Operating
                                                          Leases     Leases
                                                         -------   ---------
2005..................................................     $55       $551
2006..................................................      --        152
2007..................................................      --         46
2008..................................................      --         41
2009..................................................      --         34
2010 and thereafter...................................      --         --
                                                           ---       ----
                                                            55       $824
                                                                     ====

Less: Amount representing interest....................      (1)
                                                           ---
Present value of minimum annual rentals...............     $54
                                                           ===

     The net book value of equipment under capital leases was $495 thousand and $657 thousand at January 31, 2004 and 2003, respectively.

Other Commitments

     In March 2001, our Meret subsidiary entered into a $2.7 million supplier agreement. The agreement requires a minimum monthly cash outlay of $50 thousand extending over a period of fifty-four months. The remaining balance at January 31, 2004 of $853 thousand is expected to end in March 2005. The product being acquired is a component used in a product for one of Meret's customers for which there is a five-year sales contract.

     Employment contract payments due under change of control provisions under certain employment contracts that may be triggered by the sale of the Company in 2005 is expected to be valued at $783 thousand.

Contingent Liabilities

     In the merger agreement among our predecessor corporation (Osicom Technologies, Inc.), Entrada, and Sync Research, Inc., Osicom agreed to indemnify and hold our former subsidiary harmless against liability arising from the termination of a certain pension plan if the subsidiary's losses exceeded $250 thousand, but only for such losses that exceeded $250 thousand. The pension plan was acquired as a result of the purchase of a division of Cray Communications in 1996 which later became Entrada.

     Upon the acquisition of this former subsidiary, the seller had the right to terminate the plan for five years following the acquisition and was responsible for funding the plan. If the pension plan was not terminated in the five years following the acquisition, the agreement called for the parties to agree as to a mutually satisfactory arrangement for the termination or continuation of the plan. In the third quarter, we were advised by the successor corporation that the termination cost of the pension plan could total approximately $2.9 million if the plan was terminated. Continued funding of the pension plan also remains an unresolved issue and if funding is not kept current with regard to legal requirements the pension plan could default. We currently hold in escrow approximately $500 thousand in Series D Preferred Stock as a security against possible losses resulting from this pension plan. As of this date, the parties have not agreed to a resolution regarding the pension plan in future periods.

     While we do not believe that we are liable for the continued costs associated with future funding or a cost associated upon termination, it is possible the pension plan could result in litigation among the parties if they cannot agree to an acceptable resolution. The Company has reserved approximately $1 million for possible contingencies which we believe is adequate to cover potential claims regarding the plan.

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

     In accordance with a settlement agreement reached between us and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr. Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was complete on July 1, 2003 and had a value of $88 thousand.

     In addition, claims in arbitration were filed by two of our former financial officers and employees who worked in our Santa Monica office, which has since been closed, alleging that their resignations in May 2002 were for "good reason" as defined in their employment agreements, all of which were to expire on May 22, 2002. One of the claims was settled in May 2003 for $45 thousand. While the other claim was resolved by an arbitrator in August 2003 who ruled in our favor.

     A former officer of our SNI subsidiary brought suit alleging breach of a consulting agreement we entered into with him in March 2002, following his resignation "for good reason" as defined in his employment agreement. He was seeking acceleration of consulting fees due to him under his consulting agreement in the amount of $229 thousand. This suit was settled on December 1, 2003 for $15 thousand and $150 thousand of Sorrento common stock that was distributed to him June 4, 2003.

     From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceeding and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

               150,000,000 shares of Common Stock ($0.001 par value)

               2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

                    3,000 shares of Preferred Stock, Series D

                    1,000,000 shares of Preferred Stock, Series F

          We have outstanding the following shares of preferred stock:

                                                      Shares      Par    Liquidation
                                                   Outstanding   Value    Preference
                                                   -----------   -----   -----------
          Series D..............................      1,353      $0.01      $1,353
                                                      -----      -----      ------
                                                      1,353      $0.01      $1,353
                                                      =====      =====      ======

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

J. OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

     Stock Split--In October 2002, approval was granted for a one-for-twenty reverse stock split effective October 28, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

     There was an aggregate gain, net of tax, on the capital restructuring transaction of $13.6 million. The conversion of the SNI Series A Convertible Preferred Stock into common stock and a portion of the $12.5 million 7.50% convertible debenture resulted in a net gain of $48.8 million. The gain was off-set by the loss on the value of the warrants and beneficial conversion feature on the $32.2 million, 9.75% convertible debentures, converted to common stock and a portion of the 7.50% convertible debenture. The consolidated net gain on the capital restructuring transaction was $13.8 million for the quarter ending July 31, 2003.

     On August 8, 2003, we acquired LuxN Inc. for a combination of stock, warrants, and cash. Stockholders of LuxN were given the option of exchanging shares of LuxN stock for either their pro-rata portion of LuxN's net cash or shares of Sorrento's common stock. In addition to the cash or Sorrento common stock, stockholders of LuxN have the right to receive warrants to purchase an aggregate of 400 thousand shares of Sorrento common stock, with an exercise price of $3.05 per share, the fair market value on the date of the acquisition. The warrants will be held in escrow for a period of six months to satisfy any successful indemnification claims. At closing, Sorrento issued 1,374,194 million shares of common stock with an additional 505,146 shares of common stock issued after shareholder approval was received in January 2004.

     Private Placements-- The first of two private placements' the Company completed in fiscal 2004, closed on December 31, 2003. In exchange for $6.35 million in gross proceeds, Sorrento issued 2,140,101 new shares of Sorrento common stock, and warrants to purchase 1,070,051 new shares of Sorrento's common stock. The effective price in the private placement was $2.97 for each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock. The warrants have an exercise period of five-years with an exercise price of $2.97 per share.

     On January 26, 2004, the second private placement was completed raising $10 million in gross proceeds. In connection with the financing, Sorrento issued 2,921,512 new shares of Sorrento common stock and warrants to purchase 1,460,756 new shares of Sorrento's common stock. The effective price in the private placement was $3.44 for each unit. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock. The warrants have an exercise period of five-years and an exercise price of $3.44 per share. The warrants are callable after one year under certain circumstances. The warrants provide for a cashless exercise under certain circumstances.

     Business Acquisitions-- The Company acquired LuxN Inc. on August 8, 2003. The results of LuxN's operations have been included in the consolidated financial statements since that date LuxN's product line supplies optical access equipment to the network edge using coarse and dense wavelength division multiplexing (CWDM and DWDM) technology. LuxN's OSMINE-certified products enable delivery of high-bandwidth data, storage, video and voice services for service providers, cable MSOs and enterprises. See the acquisition footenote R.

K. STOCK OPTION PLANS

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

The following table summarizes the activity in the plans:

Sorrento Networks Corporation (FIBR)

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price
                                                   ----------   ----------------
Shares under option at January 31, 2001.........      253,361        $618.60
   Granted......................................       43,685        $150.40
   Exercised....................................       (4,913)       $163.40
   Canceled.....................................      (61,606)       $519.60
                                                    ---------        -------
Shares under option at January 31, 2002.........      230,527        $566.00
   Granted......................................      112,555        $ 25.31
   Canceled.....................................      (48,805)       $406.62
                                                    ---------        -------
Shares under option at January 31, 2003.........      294,277        $387.53
    Granted.....................................    1,953,734        $  2.93
    Canceled....................................     (133,242)       $581.73
                                                    ---------
Shares under option at January 31, 2004.........    2,114,769        $ 19.77
                                                    =========

     Additional information relating to stock options outstanding and exercisable at January 31, 2004 summarized by exercise price are as follows:

                                                   Outstanding                    Exercisable
                                          -----------------------------   --------------------------
                                                Weighted Average
                                          -----------------------------
       Exercise Price                                                               Weighted Average
         Per Share              Shares    Life (Years)   Exercise Price    Shares    Exercise Price
---------------------------   ---------   ------------   --------------   -------   ----------------
$  2.88-- $   19.99........   1,998,542       9.44             3.21       870,917          3.47
$ 20.00-- $   49.99........      10,671       8.33            31.58        10,666         31.57
$ 50.00-- $   99.99........      36,868       8.10            56.57        35,067         56.85
$100.00-- $  199.99........      15,998       5.60           140.23        15,563        140.78
$200.00-- $  299.99........       4,837       3.62           255.93         4,837        255.93
$300.00-- $  399.99........       3,078        645           350.79         3,078        350.79
$400.00-- $  499.99........      13,755       6.29           448.53        13,755        448.53
$500.00-- $  599.99........         417       2.84           569.20           417        569.20
$600.00-- $  699.99........          --         --               --            --            --
$700.00-- $  799.99........      30,503       6.29           718.37        30,503        718.37
$800.00-- $  899.99........          --         --               --            --            --
$900.00-- $1,382.40........         100       6.00           985.00           100        985.00
                              ---------                                   -------
$  2.88-- $1,382.40........   2,114,769       9.30            19.77       984,903         38.86
                              =========                                   =======

At January 31, 2004, the Company has five stock-based employee compensation plans.

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

                                                                  Years Ended January 31,
                                                               -----------------------------
                                                                 2004      2003       2002
                                                               -------   --------   --------
Net loss:
   As reported..............................................   $(6,233)  $(26,210)  $(43,136)
   Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects....................    (3,689)    (5,581)    (3,842)
                                                               -------   --------   --------
   Pro forma................................................    (9,922)   (31,791)   (46,978)
                                                               =======   ========   ========
Loss per share:
   Basic EPS as reported....................................   $ (0.87)  $ (33.29)  $ (62.00)
                                                               =======   ========   ========
   Pro forma basic EPS......................................     (1.38)    (40.37)    (67.60)
                                                               =======   ========   ========
   Diluted EPS as reported..................................     (0.87)    (33.29)    (76.32)
                                                               =======   ========   ========
   Pro forma diluted EPS....................................     (1.38)    (40.37)    (91.80)
                                                               =======   ========   ========

BLACK-SCHOLES ASSUMPTIONS

                                                  For the Fiscal Year ending January 31,
                                                ------------------------------------------
                                                    2004           2003           2002
                                                ------------   ------------   ------------
                                Expected Life        3 years        3 years        3 years

                                   Volatility             46%           180%           140%

                Risk Free Interest Rate Range    1.29 - 2.39%   2.15 - 4.50%   2.91 - 4.50%

                               Dividend yield              0%             0%             0%

Fair Value Weighted Average of options issued   $       2.78   $      22.19   $      83.60

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

The option activity for this plan for the year ended January 31, 2004 is summarized as follows:

                                                                Weighted Average
                                             Number of Shares    Exercise Price
                                             ----------------   ----------------

Shares under option at January 31, 2001...      18,735,904            $5.34
   Granted................................       1,193,064            $5.45
   Exercised..............................         (22,300)           $2.60
   Canceled...............................      (4,592,236)           $5.52
                                               -----------
Shares under option at January 31, 2002...      15,314,432            $5.30
   Canceled...............................     (12,018,429)           $5.39
                                               -----------
Shares under option at January 31, 2003...       3,296,003            $4.93
   Canceled...............................      (1,409,003)           $4.40
                                               -----------
Shares under option at January 31, 2004...       1,887,000            $5.34
                                               ===========

     Additional information relating to the stock options of SNI outstanding and exercisable at January 31, 2004 summarized by exercise price are as follows:

                                   Outstanding              Exercisable
                               ------------------   ----------------------------
                                Weighted Average
                               ------------------
 Exercise Price                  Life    Exercise               Weighted Average
   Per Share         Shares    (Years)     Price      Shares     Exercise Price
----------------   ---------   -------   --------   ---------   ----------------
$2.00...........      55,000     6.05      $2.00       55,000         $2.00
$5.45...........   1,832,000     6.23      $5.45    1,829,750         $5.45
                   ---------                        ---------

$2.00 - $5.45...   1,887,000     6.22      $5.34    1,844,750         $5.34
                   =========                        =========

     The holders of the options of our Sorrento subsidiary may elect to convert all or a portion of their options into options to acquire our stock at a ratio of 78 for one. During the year ended January 31, 2004, no shares were exchanged for FIBR options, during 2003, 2,340,585 shares were exchanged for FIBR options and during January 31, 2002, no options were converted.

Tender Offer

     In May 2002, our Board of Directors approved an employees' stock option exchange program. Under the program, employees holding options to purchase Sorrento Networks Corp. common stock were given the opportunity to exchange certain shares of their existing options, those with exercise prices above $150.00 per share, for new options to purchase an equal number of shares of Sorrento common stock. The new options were granted six months and one day after the cancellation of the old options. The exercise price of the new options was $109.00, the market price on the last reported trading price of Sorrento common stock on their grant date. Options for 34,960 shares of Sorrento Networks Corp. common stock were exchanged in the program. (Adjusted for 1-20 reverse split).

Options held by the company's executives and officers were not included in the exchange program.

L. INCOME TAXES

     Our provision for taxes on income for the years ended January 31, 2004, 2003 and 2002 consists of:

Year ended January 31, 2004:
   Current....................   $--
   Deferred...................    --
                                 ---
   Total......................   $--
                                 ===

Year ended January 31, 2003:
   Current....................   $--
   Deferred...................    --
                                 ---
   Total......................   $--
                                 ===

Year ended January 31, 2002:

   Current....................   $--
   Deferred...................    --
                                 ---
   Total......................   $--
                                 ===

     Our domestic operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and tax attributes arising from acquisitions. We have recorded a 100% valuation allowance against our deferred tax assets, including net operating loss and research credit carry forwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                           2004       2003
                                         --------   --------
Deferred tax assets:
   Research and development credits...   $     63   $     63
   Tax loss carry forwards............     56,023     65,754
   Purchase accounting................      1,269      2,057
   Depreciable assets.................        379        583
   Other liabilities and reserves.....      8,633      5,613
   Reserve for loss on investment.....      2,010
                                         --------   --------
      Gross deferred tax assets.......     68,377     74,070
   Less: valuation allowance..........    (68,377)   (74,070)
                                         --------   --------
      Deferred tax asset..............   $     --   $     --
                                         ========   ========

     At January 31, 2004, we had federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carry forwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carry forwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. We believe that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the net operating losses incurred through January 31, 2004. Further ownership changes, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. The NOLs were reduced under IRC section 108 by $48,804,000 in connection with the capital restructuring. The NOL carry forwards expire as follows:

2020.....................   $ 39,483
2021.....................     36,780
2022.....................     32,508
2023.....................     19,480
2024.....................     24,367
                            --------
                            $152,618
                            ========

     The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2004, 2003 and 2002, is as follows:

                                             2004       2003       2002
                                           --------   --------   --------
Income (loss) before income taxes.......   $ (6,233)  $(22,610)  $(43,136)
                                           ========   ========   ========
Theoretical tax (benefit) at 35%........     (2,181)    (7,914)   (15,098)
Impact of non-qualified stock options...         --         --       (434)
Change in Valuation Allowance...........     (5,693)    10,750     16,862
Other individually immaterial items.....      1,896     (2,836)    (1,330)

Impact of acquisition                        (5,978)                   --
                                           --------   --------   --------
                                           $     --   $     --   $     --
                                           ========   ========   ========

M. EARNINGS PER SHARE CALCULATION

       The following data show the amounts used in computing basic earnings per share. The number of shares used in the calculations for the years ended January 31, 2004, 2003 and 2002 reflect a 1-for-20 reverse stock split effective October 28, 2002.

                                                                      2004        2003       2002
                                                                   ----------   --------   --------
Net loss .......................................................   $   (6,233)  $(26,210)  $(43,136)
Less: deemed dividend ..........................................           --         --       (180)
                                                                   ----------   --------   --------
Net loss available to common shareholders used in basic EPS ....   $   (6,233)  $(26,210)  $(43,316)
Average number of common shares used in basic EPS ..............    7,205,033    787,407    698,303


     We incurred a net loss for the years ending January 31, 2004, 2003 and 2002. Accordingly, the effect of dilutive securities including convertible debentures, convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                      2004        2003       2002
                                                                   ----------   --------   --------
Net loss available to common shareholders used in basic EPS ....   $   (6,233)  $(26,210)  $(43,316)
Interest on convertible debt (net of tax).......................         (639)    (4,826)   (18,405)
Net loss available to common shareholders after assumed
   conversions of dilutive securities...........................   $   (5,594)  $(31,036)  $(61,721)
Average number of common shares used in dilutive EPS............    7,205,033    787,407    808,740

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

     In February 2003, we entered into a consulting agreement with Mr. Robert Hibbard, a member of the Board of Directors, to provide services to the company at a consulting rate of $175 per hour plus a retainer of $20 thousand per month for six months. Mr. Hibbard agrees to make himself available to the Company for not less than 20 hours per week. This agreement supersedes his August 2002 consulting agreement and terminated in February 2004. Nearly all of Mr. Hibbard's consulting work for us has involved matters being considered or reviewed by the board or by committees of the board. His work has included structuring and implementing our 2003 Equity Incentive Plan for employees, participation in settlement negotiations for pending litigation, assistance in our capital restructuring and improving our intellectual property policies and procedures, among other matters. In fiscal years 2004 and 2003 Mr. Hibbard was paid $205 thousand and $92 thousand respectively, in consulting fees.

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

     During July 2000, we agreed to loan $300 thousand for three years at the applicable federal rate provided for in Internal Revenue Code Section 1274 to our Senior Vice President, Legal, an officer of the company, associated with his relocation and initial employment. This is a full recourse loan and the officer has pledged his options to acquire our common stock and any options he may receive from any of our subsidiaries as collateral. The officer received $300 thousand in advances under this loan agreement for which the interest rate is 6.6%. On July 3, 2002 a new note covering the $300 thousand was incorporated in his employment contract. The term remained the same as the July 2000 note, with all unpaid, accrued interest and principal due and payable on August 30, 2003. In December 2002, the officer paid $39 thousand on his loan that included payment of all prior interest due and the remainder applied to his principal balance. In August 2003, the officer left the employment of the company. As part of his departure, the officer signed filing documents that if were to not repay the loan, these documents could be used to obatin a default judgment in favor of the company. As of January 31, 2004 the former officer's loan outstanding to the Company totaled $298. Subsequent to our fiscal year end the former officer has made, payments against the loan to keep it in good standing.

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

     During December 2001, we entered into an agreement whereby the 25,369 option exercise was rescinded. Mr. Chadha returned the 25,369 shares to us for cancellation and we cancelled the receivable due from him and restored the original option agreements. The required non-cash expense as a result of the rescission equal to the difference between the amount of the loan receivable and the market value of the returned shares was recorded as a reserve of $2.7 million against the receivable during the year ended January 31, 2002 and is included in other operating expenses in the accompanying income statement. This rescission agreement did not resolve any underlying dispute as to the option loan repayment obligations. In accordance with a settlement agreement reached between us and our former Chairman and Founder, Par Chadha, 566,000 shares of ENI stock were transferred to Mr. Chadha in exchange for mutual releases by the Company and Mr. Chadha and certain of his affiliates. The stock transfer was complete on July 1, 2003 and had a value of $88 thousand.

     On September 30, 2001, our then Chairman and CEO executed a two year consulting agreement with a senior officer of the company, whereby he was to to be paid a salary at $250 thousand per year plus benefits and the vesting of all his options to acquire our common stock. In July 2002, a dispute arose in the agreement whereby the company stopped payment of the monthly consulting fees. In August 2003, the dispute was resolved by the company paying $197 thousand in full settlement and a mutual release of claims. The settlement included $15 thousand in legal costs incurred by the officer. Upon settlement, the Company received notice from an attorney that stated he represented the officer and the officer had refused to pay his legal fees and was notifying us that an attorney's lien was being placed on the settlement proceeds for his portion. As a result of the notice, $70 thousand was placed in escrow with our legal firm pending release upon resolution with the officer and his attorney.

O. SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest expense for the years ended January 31, 2004, 2003 and 2002 was $4.4 million, $9.7 million, $3.3 million and, respectively. During fiscal 2004, $248 thousand was paid in cash and the remaining $4.4 million neither provided for nor used cash. For fiscal years 2003 and 2002, $9.3 million and $2.6 million of the interest expense neither provided nor used cash.

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

     Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at January 31, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

     The following data shows the customers accounting for more than 10% of net receivables at January 31 2004 and 2003:

                                                   2004   2003
                                                   ----   ----
Customer A .....................................     --%  29.6%
Customer B .....................................     --   18.7
Customer C .....................................   10.3     --
Customer D .....................................   10.7   15.9
Customer E .....................................    1.1   31.2

     The following data shows the customers accounting for more than 10% of net sales during the years ended January 31, 2004, 2003 and 2002:

                                                   2004   2003   2002
                                                   ----   ----   ----
Customer A......................................   10.7%  23.0%  14.9%
Customer B......................................   13.6   19.0   23.9
Customer C......................................    0.4   12.2   16.3
Customer D......................................    0.2    1.3    7.8
Customer E......................................    6.6    0.6    6.9
Customer F......................................    0.7     --    5.6
Customer G......................................   12.2     --    0.5

     As of January 31, 2004 we had the following Notes Receivable from one of our customers:

Notes Receivable

                                                             Payments due in fiscal years
                                                -----------------------------------------------------
                                                Total   2005   2006   2007   2008   2009   Thereafter
                                                -----   ----   ----   ----   ----   ----   ----------
Long-term Notes Receivable 5%................    $325   $242    $83    $--    $--    $--       $--

The company holds a single note maturing April 2005.

Q. SUBSEQUENT EVENTS

     On April 22, 2004, Sorrento Networks Corporation, a Delaware corporation ("Sorrento"), entered into an Agreement and Plan of Merger, dated as of April 22, 2004, with Zhone Technologies, Inc., a Delaware corporation ("Zhone") and Selene Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Zhone ("Merger Sub"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Sorrento, with Sorrento surviving as a wholly-owned subsidiary of Zhone (the "Merger"). At the effective date of the Merger, each outsatanding share of Sorrento common stock will be exchanged for 0.9 shares of Zhone common stock, and each option, warrant and other securities exercisable or convertible into shares subject to the approval of the stockholders of both Zhone and Sorrento and other customary closing conditions.

     On March 8, 2004 the warrants and cash were distributed thereby resolving all purchase price contingencies associated with the purchase of LuxN, Inc. As part of the LuxN, Inc. purchase consideration, the Company had placed 400,000 warrants and cash into excrow pending the expiration of an indemnification period for the Company. The Company has reflected the resolution of these purchase price contigencies as of January 31, 2004.

R. BUSINESS ACQUISITION

     On August 8, 2003, we completed our acquisition of LuxN, Inc., pursuant to an Agreement and Plan of Merger, dated as of June 25, 2003, between Sorrento and LuxN. At the effective time of the merger, our wholly-owned subsidiary, Lambda Acquisition Corp., was merged with and into LuxN, with LuxN being the surviving corporation in the merger.

     As consideration for the transaction, holders of LuxN's Series A-1 Preferred Stock with an aggregate pro-rata portion of $14.8 million of LuxN's net cash held elected to receive cash at closing, and holders of LuxN's Series A-1 Preferred Stock with an aggregate pro-rata portion of $3.8 million of LuxN's net cash held elected to receive our common stock at closing. We issued 1,374,194 shares of our common stock to the holders of LuxN's Series A-1 Preferred Stock at the closing, and issued an additional 505,153 shares upon receipt of our shareholders' approval. In addition, we issued warrants to purchase 400,000 of our shares of common stock at an exercise price of $3.05 per share to the holders of LuxN's Series A-1 Preferred Stock

     The aggregate purchase price was $20.9 million including $14.8 million in cash,$4.9 million of common stock, $878 thousand of warrants and $414 of related costs. The Company issued 1,879,347 shares of common stock valued at the date of issuance and 400,000 warrants with an exercise price of $3.05 valued on the date of issuance.. Upon valuing the purchase price and allocating the purchase price to the assets acquired and liabilities assumed, it was determined that the net assets exceeded the purchase price by $87 thousand. This excess of net assets acquired over the amount paid for the acquisition is reflected as a reduction to long lived assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                At August 8, 2003
                                  (in thousands)
                                -----------------
Current assets                       $25,821
Property, plant and equipment             --
Intangible assets                         --
                                     -------
   Total assets acquired              25,821
                                     -------

Current liabilities                   (4,919)
                                     -------
   Total liabilities assumed          (4,919)

   Net assets acquired               $20,902
                                     =======

   Gain on purchase                  $    87

      Consolidated Pro Forma Statement of Operations as of January 31, 2004
                                 (in thousands)

                       Sorrento
                       Networks
                     Consolidated   LuxN, Inc     Total
                     ------------   ---------   --------
Revenue                 $21,611      $ 5,313    $ 26,924
Net (Loss)               (3,674)      (7,579)    (11,253)
Earnings per Share        (0.51)       (1.05)      (1.56)

      Consolidated Pro Forma Statement of Operation as of January 31, 2003
                                 (in thousands)

                       Sorrento
                       Networks
                     Consolidated   LuxN, Inc     Total
                     ------------   ---------   --------
Revenue                $ 25,137     $  3,958    $ 29,095
Net (Loss)              (26,210)     (27,325)    (53,535)
Earnings per Share       (12.13)      (12.64)     (24.77)

S. SEGMENT INFORMATION

     Information for the years ended January 31, 2004, 2003 and 2002 in the table below is presented on the same basis utilized by the Company to manage its business. The segments according to product lines are as follows: Sorrento Networks, and LuxN are "Optical Networking", Meret, and other. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. We have no material long-term assets outside the United States. The accounting policies of the segments are the same as the policies described in the "Summary of Significant Accounting Policies." Each segment operates independent of one another. The company evaluates the performance of each segment and distributes resources to them based on earnings before income taxes, excluding corporate charges ("Segment income (loss) from operations"). Any corporate charges that are allocated to the segments are allocated as a percentage of revenue. These charges, if any, are recorded under "other income (expenses)" and are eliminated in the consolidation process. "Other income (expenses) is not shown in the supplemental segment information contained below.

Geographical Information

     The table below present external revenues based on the locations of the customer:

                                   2004      2003      2002
                                 -------   -------   -------
Net sales:
   United States .............   $18,445   $14,803   $28,341
   Asia ......................     1,562       865     1,340
   Europe ....................     5,455     9,469    10,130
   Other .....................        --        --     1,016
                                 -------   -------   -------
      Total net sales ........   $25,462   $25,137   $40,827
                                 =======   =======   =======

Products and Service Revenue

     The table below presents external revenues for groups of similar products and services:

                                   2004      2003      2002
                                 -------   -------   -------
Net sales:
   Optical networking ........   $22,592   $22,373   $36,034
   Switching and access ......     2,870     2,764     4,793
                                 -------   -------   -------
      Total net sales ........   $25,462   $25,137   $40,827
                                 =======   =======   =======

Supplemental Segment Information:

                                             Optical
                                           Networking    Meret     Other    Consolidated
                                           ----------   -------   -------   ------------

   As of January 31, 2004:
   Revenues from external customers         $ 22,592    $ 2,870   $    --     $ 25,462
Cost of goods sold                            17,370      2,399        --       19,769
   Gross profit                                5,222        471        --        5,693
   Segment income/(loss) from operations     (14,862)       235    (3,007)     (17,634)
   Depreciation and amortization expense       3,168        410        95        3,673
   Valuation allowance additions
      (reductions):
   Receivables and inventory                  (4,931)    (1,822)       --       (6,753)
   Capital asset additions, net               (1,611)         7        --       (1,604)
   Total assets                               35,045      4,512    20,539       50,096

                                          Optical
                                        Networking    Meret     Other    Consolidated
                                        ----------   -------   -------   ------------
As of January 31, 2003:
Revenues from external customers         $ 22,373    $ 2,764   $    --     $ 25,137
Cost of goods sold                         19,257      2,560        --       21,817
   Gross profit                             3,116        204        --        3,320
Segment income/(loss) from operations     (25,017)    (1,329)   (4,929)     (31,329)
Depreciation and amortization expense       3,257        702       103        4,063
Valuation allowance additions:
   Receivables and inventory                 (704)      (316)       --       (1,020)
Capital asset additions, net                3,201         62        70        3,333
Total assets                               31,497      5,375    18,933       55,805

                                              Optical
                                            Networking    Meret    Other    Consolidated
                                            ----------   ------   -------   ------------
As of January 31, 2002:
Revenues from external customers ........    $ 36,034    $4,793   $    --     $ 40,827
Cost of goods sold ......................      28,384     3,123        --       31,507
   Gross profit .........................       7,650     1,670        --        9,320
Segment income/(loss) from operations ...     (28,993)      246    (8,407)     (37,154)
Depreciation and amortization expense ...       2,039       543       212        2,794
Valuation allowance additions:
   Receivables and inventory ............       5,328       269       987        5,597
   Other ................................         812        --     1,788        2,600
Capital asset additions, net ............       3,116        67        52        3,235
Total assets ............................      36,089     7,282    46,968       90,339

T. VALUATION AND QUALIFYING ACCOUNTS

     Changes in the inventory valuation reserve were as follows:

Balance at January 31, 2001 ....................   $ 2,792
   Additions charged to costs and expenses .....     4,038

   Amounts used during year ....................      (362)
                                                   -------
Balance at January 31, 2002 ....................     6,468
   Additions charged to costs and expenses .....     4,152
   Amounts used during year ....................    (4,657)
                                                   -------
Balance at January 31, 2003 ....................     5,963
   Balance of LuxN at August 8, 2003 ...........    14,134
   Additions charged to costs and expenses .....       692
   Amounts used during year ....................    (5,389)
                                                   -------
Balance at January 31, 2004 ....................   $15,400
                                                   =======

     Changes in the accounts receivable valuation reserve were as follows:

Balance at January 31, 2001 ....................   $ 1,002
   Additions charged to costs and expenses .....     1,558
   Amounts used during year ....................      (821)
                                                   -------
Balance at January 31, 2002 ....................     1,739
   Additions charged to costs and expenses .....     1,531
   Amounts used during year ....................    (2,046)
                                                   -------
Balance at January 31, 2003 ....................     1,224
   Balance of LuxN at August 8, 2004 ...........        57
   Additions charged to costs and expenses .....       333
   Amounts used during year ....................    (1,090)
                                                   -------
Balance at January 31, 2004 ....................   $   524
                                                   =======

U. UNAUDITED QUARTERLY FINANCIAL DATA (Unaudited)

Amounts in thousands, except per share amounts.

                                         First     Second     Third     Fourth
                                        Quarter    Quarter   Quarter   Quarter      Year
                                        -------   --------   -------   --------   --------
Year ended January 31, 2004:
   Net sales ........................   $ 7,861   $  4,476   $ 6,726   $ 6,399    $ 25,462
   Gross profit (loss) ..............     1,954      1,363     1,835       541       5,693
   Income (loss) from operations ....    (3,618)    (4,093)   (4,544)   (5,379)    (17,634)
   Net income (loss) ................    (6,222)    12,514    (4,817)   (7,708)     (6,233)
   Net income (loss) per share:
      Basic .........................     (7.02)      2.13     (0.47)    (0.66)      (0.87)
      Diluted .......................    (14.33)      1.72     (0.47)    (0.66)      (0.87)
Year ended January 31, 2003:
   Net sales ........................   $ 6,003   $  5,199   $ 5,525   $ 8,410    $ 25,137
   Gross profit .....................     1,488     (2,300)      962     3,170       3,320
   Loss from operations .............     3,976    (15,806)   (6,922)   (7,458)    (26,210)
   Net loss .........................     3,976    (15,806)   (6,922)   (7,458)    (26,210)
   Net loss per share:
      Basic .........................      5.60     (21.40)    (8.86)    (8.42)     (33.29)
      Diluted .......................    (25.20)    (45.20)   (34.54)   (32.64)     (33.29)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORRENTO NETWORKS CORPORATION


By: /s/ Joe R. Armstrong                   Date: April 21, 2004
    ------------------------------------
    Joe R. Armstrong
    Chief Financial Officer
    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By: /s/ Phillip W. Arneson                 Date: April 21, 2004
    ------------------------------------
    Phillip W. Arneson
    Chairman and Director
    Chief Executive Officer


By: /s/ Donne F. Fisher                    Date: April 21, 2004
    ------------------------------------
    Donne F. Fisher
    Director


By: /s/ Gary M. Parsons                    Date: April 21, 2004
    ------------------------------------
    Gary M. Parsons
    Director


By: /s/ Robert L. Hibbard                  Date: April 21, 2004
    ------------------------------------
    Robert L. Hibbard
    Director


By: /s/ Larry J. Matthews                  Date: April 21, 2004
    ------------------------------------
    Larry J. Matthews
    Director


By: /s/ Tom Schilling                      Date: April 21, 2004
    ------------------------------------
    Tom Schilling
    Director


By: /s/ Don Herzog                         Date: April 21, 2004
    ------------------------------------
    Don Herzog
    Director

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................  'TM'
The registered trademark symbol shall be expressed as....................   'r'