Form 10-K/A
period 2004-01-31
SORRENTO NETWORKS CORP
filed 2004-05-12
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

The Company is filing 10-K/A to supplement its disclosure under Schedule 14A regarding audit fees and the role of the audit committee and to update Item 6. Selected Financial Data.


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

                                                              Fiscal Year Ended January 31,
                                                  ----------------------------------------------------
                                                    2004       2003       2002       2001       2000
                                                  --------   --------   --------   --------   --------
Statement of Operations Data:                      (a) (b)      (b)        (b)        (b)        (b)
Net sales......................................   $ 25,462   $ 25,137   $ 40,827   $ 44,641   $ 68,372
Gross margin...................................   $  5,693   $  3,320   $  9,320   $ 13,171   $ 31,782
Operating loss.................................   $(17,634)  $(31,329)  $(37,154)  $(50,415)  $ (9,951)
Net loss from continuing operations............   $ (6,233)  $(26,210)  $(43,136)  $(41,905)  $ (2,410)
Net income (loss) per share from continuing
   operations: (c)
      Basic....................................   $   (.87)  $ (33.29)  $ (62.00)  $ (74.20)  $  (3.40)

      Diluted..................................   $   (.87)  $ (33.29)  $ (76.32)  $ (74.20)  $  (3.00)
   Balance Sheet Data:
      Cash and cash equivalents................   $ 17,617   $  7,747   $ 14,243   $  9,965   $ 13,511
      Working capital (deficit)................   $ 25,806   $(36,460)  $  5,839   $ 71,993   $189,486
      Total assets.............................   $ 50,096   $ 55,805   $ 90,339   $113,123   $223,265
      Total debt (including short-term debt
         redeemable preferred stock)...........   $ 16,027   $ 21,987   $ 72,122   $ 24,770   $ 20,727
      Stockholders' equity (deficit)...........   $ 22,994   $(34,476)  $ 18,217   $ 39,733   $202,538

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

Contractual Cash Obligations

     The following tables quantify our future contractual obligations and commercial commitments as of January 31, 2004 (dollars in thousands):

Contractual Obligations

                                                     Payments due in fiscal years
                                     ------------------------------------------------------------
                                      Total     2005    2006     2007    2008   2009   Thereafter
                                     -------   ------   ----   -------   ----   ----   ----------
Long-term Debt....................   $ 3,585   $   47   $ 54   $    58   $ 63   $ 68     $3,295
Capital Leases....................        54       54     --        --     --     --         --
Purchase Orders...................     1,755    1,655    100
Employment Contracts(b)...........       783      783
Operating Leases..................       824      551    152        46     41     34         --
7.5% convertible debentures (a)...    12,338       --     --    12,338     --     --         --
                                     -------   ------   ----   -------   ----   ----     ------
Total.............................   $19,339   $3,090   $306   $12,442   $104   $102     $3,295
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

Employment Agreements

     On March 1, 2002 Mr. Arneson assumed the role of our Chairman, President and Chief Executive Officer. On April 30, 2002, our Board of Directors approved an employment agreement with Mr. Arneson regarding the terms of his employment as Chairman, Chief Executive Officer and President, which superseded his August 2001 contract. The agreement provides for annual compensation of $250,000. The agreement also calls for the vesting, as of March 1, 2002, of the 6,250 options granted Mr. Arneson on September 17, 2001, and the granting of 23,750 additional stock options (adjusted for the 1-for-20 reverse split) at a strike price equal to the closing price of our common stock on NASDAQ on March 1, 2002, which shares are to vest at the rate of 1,000 shares per month beginning on April 1, 2002, continuing for 12 months, when 5,000 additional shares vest, and beginning on May 1, 2003, 1,125 shares will vest each month. The employment is at will; however, if Mr. Arneson should be terminated without cause or resign in certain circumstances, he would receive a lump sum severance payment of two years' base salary and vesting of all stock options, and health and life benefits; he would be required to provide exclusive consulting services for two years following his termination. The agreement also calls for the reimbursement of living expenses in San Diego at the rate of $2,750.00 per month while Mr. Arneson remains employed. In the event of a change of control, merger or sale of our company, Mr. Arneson is entitled to receive an immediate payment equal to two year's salary, health and life insurance benefits for two years and vesting of all his options. In June 2003, our Board of Directors clarified the termination section of Mr. Arneson's contract and authorized increases in annual compensation to $275,000, and monthly living allowance to $3,250. In June 2003, the Board of Directors also approved an amendment to Mr. Arneson's employment agreement to provide that in the event Mr. Arneson is terminated without cause, he shall continue to receive his then existing health and life insurance benefits for a period of four years.

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

                                                             Common Stock
                                                      --------------------------
                                                      Number of   Percentage of
Name of Beneficial Owner (A)                            Shares    Outstanding(J)
----------------------------                          ---------   --------------
Phillip W. Arneson (B) ............................     478,500         2.9%
Donne F. Fisher (C) ...............................      68,879            *
Robert L. Hibbard (D) .............................      47,216            *
Gary M. Parsons (E) ...............................      44,750            *
Larry J. Matthews (F) .............................      43,417            *
Don Herzog (G) ....................................      25,000            *
Tom Schilling (H) .................................      25,000            *
Joe Armstrong (I) .................................     280,221         1.7*
All Directors, and Executive
   Officers as a Group ............................   1,012,983         6.1%

Rajendra Singh (J) ................................     873,132        5.35%
   7925 Jones Branch Drive, Suite 6400
   McLean, VA 22102
Belmarken Holdings, BV (K) ........................   2,094,379       12.84%
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

Item 14. Principal Accountant Fees and Services

Audit Fees

     BDO Seidman, LLP billed us $299,887 and $168,441 in the aggregate, for professional services for the audit of our annual financial statements for fiscal 2004 and 2003 respectively, and for the review of our interim financial statements, which are included in our Quarterly Reports on Form 10-Q for fiscal 2004.

     BDO Seidman, LLP billed us $84,317 and $9,265 for other audit-related fees for fiscal year 2004 and 2003 respectively.

Tax Fees

     BDO Seidman, LLP billed us $290,650 and $193,250 for fiscal 2004 and 2003 respectively, for domestic and international tax preparation work.

Financial Information Systems Design and Implementation Fees

     BDO Seidman, LLP did not provide and did not bill nor was paid any fees for, financial information systems design and implementation services in fiscal 2004 and 2003 as described in Paragraph (C)(4)(ii) of Rule 2-01 of Regulation S-X.

All Other Fees

     BDO Seidman, LLP has billed us $50,695 in the aggregate, for professional services rendered for all services other than those services captioned "Audit Fees", "Tax Fees" and "Financial Information Systems Design and Implementation Fees" in fiscal 2003. These services included consulting and other services.

     All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

AUDIT COMMITTEE POLICY ON PRE-APPROVAL OF SERVICES PERFORMED BY THE INDEPENDENT AUDITORS

    The independence of the Company's independent auditors is critical to ensure the integrity of the Company's financial statements. To assure that the services performed by the independent auditors do not impair their independence, the Audit Committee has established a policy governing pre-approval of services to be provided by the independent auditors.

  The independent auditors will submit a report, which includes an aggregate of services in the following four categories expected to be rendered during the year and the related range of fees, to the Audit Committee for its approval:

1. Audit services comprise the work necessary for the independent auditors to render an opinion on the audit of the consolidated financial statements of the Company as well as work that generally only the independent auditors can reasonably be expected to provide, including separate audits of the Company's subsidiaries, services associated with SEC registration statements, periodic reports and other documents issued in connection with securities offerings.

2. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, including financial statement audits of businesses to be divested, employee benefit plan audits, agreed-upon or expanded audit procedures to meet certain regulatory requirements, and certain attestation services.

3. Tax services include selected non-U.S. tax compliance and limited assistance with tax audits involving federal, state and international tax consulting projects commenced prior to December 1, 2001.

4. Other services include attestation services required in connection with governmental requests/reviews and other attestation services performed in connection with nonfinancial information.

     From time to time, circumstances may arise in which it will become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval (e.g., new services or approved services exceeding the pre-approved range of fees). In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.

     The Audit Committee has delegated limited pre-approval authority to the Audit Committee Chair. Any services and associated fees approved by the Audit Committee Chair will be reported to the Audit Committee at its next meeting.

     For fiscal year 2004 no audit fees were approved after the work was performed.

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

          Consolidated Statements Comprehensive Income for the Years Ended January 31, 2004, 2003 and 2002

          Consolidated Statement of Stockholders' Equity for the Years Ended January 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

     2.Exhibits:

          3.1 Certificate of Amendment to the Certificate of Incorporation dated October 15, 2002 (A).

          3.2 Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation dated November 6, 2002 (A).

          3.3   Certificate of Incorporation dated May 14, 2003 (J).

          3.4   Amendment and Restated By-Laws of the Registrant (J).

          3.5   Certificate of Amendment to the Certificate of Incorporation dated May 30, 2003 (J).

          4.1   1988 Stock Option Plan (J).

          4.2   Amended and restated 1997 Incentive and Non-Qualified Stock Option Plan (K).

          4.3   1997 Directors Stock Option Plan (K).

          4.4   2000 Stock Incentive Plan (K).

          4.5   2000 Employee Stock Purchase Plan (K).

          4.6   2000 Stock Option/Stock Issuance Plan of Sorrento Networks, Inc. (K).

          4.7   Form of Senior Convertible 9.75% Debenture due August 2, 2004 (F).

          4.8   Form of Warrant dated August 2, 2001 (F).

          4.9   Form of 7.5% Convertible Debenture Due August 2, 2007 (F).

          4.10  Form of Warrant, expiry date August 2, 2007 (F).

          4.11  Sorrento Networks Corporation 2003 Equity Incentive Plan (K).

          4.12  Series D Preferred Stock Certificate of Designation (I).

          4.13  Series F Preferred Stock Certificate of Designation (I).

          10.1  Agreement dated June 12, 2000 with Par Chadha (G).

          10.2  Agreement dated May 22, 2000 with Rohit Phansalkar (G).

          10.3  Agreement dated May 22, 2000 with Christopher E. Sue (G).

          10.4  Agreement dated August 22, 2000 with Leonard N. Hecht (G).

          10.5  Agreement dated May 22, 2000 with John A. Mason (N).

          10.6  Agreement dated July 12, 2000 with Richard L. Jacobson (N).

          10.7  Securities Purchase Agreement dated as of August 1, 2001 (J).

          10.8  Escrow Agreement dated as of August 1, 2001 (J).

          10.9  Registration Rights Agreement dated as of August 2, 2001 (J).

          10.10 Agreement dated March 1, 2002, with Phillip W. Arneson (N).

          10.11 Exchange Agreement dated March 6, 2003 (F).

          10.12 Form of Registration Rights Agreement with Exchanging Holders (F).

          10.13 Agreement dated May 17, 2002 with Joe R. Armstrong (N).

          10.14 Agreement dated July 3, 2003 with Richard L. Jacobson (N).

          10.15 Agreement dated February 1, 2003 with Robert L. Hibbard (N).

          21.0  Subsidiaries of the Registrant (S).

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


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California

April 9, 2004, except for Note Q which is as of April 22, 2004.

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

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)

                                                                                    Twelve Months Ended
                                                                                         January 31
                                                                               ------------------------------
                                                                                 2004       2003       2002
                                                                               --------   --------   --------
NET SALES (Notes B and S)...................................................   $ 25,462   $ 25,137   $ 40,827
COST OF SALES...............................................................     19,769     21,817     31,507
                                                                               --------   --------   --------
      GROSS PROFIT..........................................................      5,693      3,320      9,320
                                                                               --------   --------   --------
OPERATING EXPENSES
   Selling and marketing....................................................      8,406     12,021     16,165
   Engineering, research and development....................................      8,025      8,990     13,656
   General and administrative...............................................      6,525     12,779     12,770
   Deferred compensation....................................................         51        433        812
   Other operating expenses.................................................        320        426      3,071
                                                                               --------   --------   --------
      TOTAL OPERATING EXPENSES..............................................     23,327     34,649     46,474
                                                                               --------   --------   --------
LOSS FROM OPERATIONS........................................................    (17,634)   (31,329)   (37,154)
                                                                               --------   --------   --------
OTHER INCOME (EXPENSES)
   Investment income (loss) (Note B)........................................     (5,860)       275     (1,368)
   Interest expense.........................................................     (4,396)    (9,619)    (3,311)
   Other income (expenses) (Note J).........................................     17,631        214        (99)
   Gain (loss) on sale of marketable securities (Note B)....................      4,026     14,249     (1,204)
                                                                               --------   --------   --------
      TOTAL OTHER INCOME (EXPENSES).........................................     11,401      5,119     (5,982)
                                                                               --------   --------   --------
NET LOSS....................................................................   $ (6,233)  $(26,210)  $(43,136)
                                                                               ========   ========   ========
LOSS PER COMMON SHARE (Note M)
   BASIC
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS).............      7,205        787        698
                                                                               --------   --------   --------
      NET LOSS PER COMMON SHARE:
BASIC NET LOSS PER COMMON SHARE.............................................      (0.87)  $ (33.29)  $ (62.00)
                                                                               ========   ========   ========
   DILUTED
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS).............      7,205        787        698
                                                                               --------   --------   --------
      NET LOSS PER COMMON SHARE:
DILUTED NET LOSS PER COMMON SHARE...........................................      (0.87)  $ (33.29)  $ (76.32)
                                                                               ========   ========   ========
COMPREHENSIVE LOSS AND ITS COMPONENTS CONSIST OF THE FOLLOWING:
      Net loss..............................................................   $ (6,233)  $(26,210)  $(43,136)
      Components of other comprehensive loss
         Foreign currency translation                                               208         --         --
         Unrealized holding gains (losses) arising during the period........      1,173     (6,983)   (21,993)
         Reclassification adjustment for gains (losses)
            included in net loss............................................     (4,026)   (14,249)     1,204
                                                                               --------   --------   --------
NET COMPREHENSIVE LOSS......................................................   $ (8,878)  $(47,442)  $(63,925)
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

                                At August 8, 2003
                                  (in thousands)
                                -----------------
Current assets                       $25,901
Property, plant and equipment             --
Intangible assets                         --
                                     -------
   Total assets acquired              25,901
                                     -------

Current liabilities                   (4,918)
                                     -------
   Total liabilities assumed          (4,918)
                                     -------
   Net assets acquired               $20,983
                                     =======

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

SORRENTO NETWORKS CORPORATION


By: /s/ Joe R. Armstrong                   Date: May 7, 2004
    ------------------------------------
    Joe R. Armstrong
    Chief Financial Officer
    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By: /s/ Phillip W. Arneson                 Date: May 7, 2004
    ------------------------------------
    Phillip W. Arneson
    Chairman and Director
    Chief Executive Officer


By: /s/ Donne F. Fisher                    Date: May 7, 2004
    ------------------------------------
    Donne F. Fisher
    Director


By: /s/ Gary M. Parsons                    Date: May 7, 2004
    ------------------------------------
    Gary M. Parsons
    Director


By: /s/ Robert L. Hibbard                  Date: May 7, 2004
    ------------------------------------
    Robert L. Hibbard
    Director


By: /s/ Larry J. Matthews                  Date: May 7, 2004
    ------------------------------------
    Larry J. Matthews
    Director


By: /s/ Tom Schilling                      Date: May 7, 2004
    ------------------------------------
    Tom Schilling
    Director


By: /s/ Don Herzog                         Date: May 7, 2004
    ------------------------------------
    Don Herzog
    Director






                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................  'TM'
The registered trademark symbol shall be expressed as....................   'r'
The service mark symbol shall be expressed as............................  'sm'