Form 10-K/A
period 2004-01-31
SORRENTO NETWORKS CORP
filed 2004-05-19
CIK 812491

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

The Company is filing 10-K/A to supplement its certifications to include the certification set forth in section 906 of the Sarbanes-Oxley Act of 2002.


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

          14.0  Code of Ethics for Senior Executive and Financial Officers

          21.0  Subsidiaries of the Registrant (S).

          23.0  Consent of BDO Seidman LLP--filed herewith

          31.1  Certification of Phillip W. Arneson, Chief Executive Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

          31.2  Certification of Joe R. Armstrong, Chief Financial Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

          32.1  Certification of Phillip W. Arneson, Chief Executive Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          32.2  Certification of Joe R. Armstrong, Chief Financial Officer, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


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