Form 10-Q
period 2004-04-30
SORRENTO NETWORKS CORP
filed 2004-06-14
CIK 812491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                  OF THE SECURITIES EXCHANGE ACT OF 1934
-------------

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

                                       OR

  _______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Common Stock, $0.001 par value per share, Outstanding: 17,239,862 shares at June 01, 2004.

       Indicate by check mark whether the registrant is an accelerated filer as
defined in rule 12-b2 of the Securities Exchange Act of 1934.  Yes    No  X
                                                                  ---    ---

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


================================================================================

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (thousands)


                                                                                 (Unaudited)
                                                                                April 30, 2004     January 31, 2004
                                                                                --------------     ----------------

                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents.................................................       $  11,008        $  17,617
   Accounts receivable, net..................................................           5,651            3,754
   Inventory, net............................................................          11,899           13,893
   Prepaid expenses and other current assets.................................             620              972
   Investment in marketable securities.......................................             460              504
   Notes receivable                                                                       270              242
                                                                                    ---------        ---------
     TOTAL CURRENT ASSETS....................................................          29.908           36,982
                                                                                    ---------        ---------
PROPERTY AND EQUIPMENT, NET..................................................          12,938           12,267
                                                                                    ---------        ---------
OTHER ASSETS
   Purchased technology, net.................................................             100              110
   Other assets..............................................................             645              654
   Notes receivable..........................................................              55               83
                                                                                    ---------        ---------
     TOTAL OTHER ASSETS......................................................             800              847
                                                                                    ---------        ---------
TOTAL ASSETS.................................................................       $  43,646        $  50,096
                                                                                    =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt......................................             $76             $101
   Accounts payable..........................................................           2,026            2,887
   Deferred revenue..........................................................             619              878
   Accrued professional fees.................................................             395              832
   Other accrued liabilities and current liabilities.........................           4,439            6,478
                                                                                    ---------        ---------
     TOTAL CURRENT LIABILITIES...............................................           7,555           11,176
                                                                                    ---------        ---------
Long-term debt and capital lease obligations.................................           3,522            3,538
Debentures payable...........................................................          11,728           12,388
                                                                                    ---------        ---------
     TOTAL LIABILITIES.......................................................          22,805           27,102
                                                                                    ---------        ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; liquidation preference $1,353............               1                1
   Common stock,$.001 par value; 150,000,000 shares authorized; 17,063,627 shares issued and 17,063,183 shares outstanding at April 30, 2004; and
     16,314,917 shares issued and 16,315,361 shares outstanding at January 31,
     2004....................................................................              17               16
   Additional paid-in capital................................................         218,924          216,434
   Accumulated deficit.......................................................        (198,443)        (193,769)
   Accumulated other comprehensive gain......................................             411              381
   Treasury stock, at cost; 444 shares at April 30, 2004 and January 31, 2004,
     respectively............................................................             (69)             (69)
                                                                                    ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY..............................................          20,841           22,994
                                                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................       $  43,646        $  50,096
                                                                                    =========        =========



          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (thousands, except per share amounts)


                                                                  Three Months Ended
                                                                       April 30,
                                                                 ---------------------
                                                                  2004           2003
                                                                  ----           ----

NET SALES ...............................................       $ 6,093        $ 7,861
COST OF SALES ...........................................         3,930          5,907
                                                               --------        -------

     GROSS PROFIT .......................................         2,163          1,954
                                                                -------        -------
OPERATING EXPENSES
   Selling and marketing ................................         1,985          2,175
   Engineering, research and development ................         2,352          1,644
   General and administrative ...........................         2,713          1,599
   Deferred stock compensation ..........................          --               51
   Other operating expenses .............................            10            103
                                                                -------        -------
     TOTAL OPERATING EXPENSES ...........................         7,060          5,572
                                                                -------        -------
LOSS FROM OPERATIONS ....................................        (4,897)        (3,618)
                                                                =======        =======
OTHER INCOME (EXPENSES)
   Interest expense .....................................          (296)        (2,665)
   Other income .........................................           519             61
                                                                -------        -------
     TOTAL OTHER INCOME (EXPENSES) ......................          (223)        (2,604)
                                                                -------        -------
NET LOSS ................................................       $(4,674)       $(6,222)
LOSS PER SHARE:
   NET LOSS APPLICABLE TO COMMON SHARES .................       $(4,674 )      $(6,222)
                                                                =======        =======
     BASIC WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING ......................................        16,649            886
                                                                -------        -------
BASIC NET LOSS PER COMMON SHARE .........................       $ (0.28)       $ (7.02)
                                                                =======        =======
     DILUTED WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING ......................................        16,649          1,109
                                                                -------        -------

DILUTED NET LOSS PER COMMON SHARE .......................       $ (0.28)       $(14.33)
                                                                =======        =======
COMPREHENSIVE LOSS AND ITS COMPONENTS CONSIST OF
   THE FOLLOWING:
     Net loss ...........................................       $(4,674)       $(6,222)
     Components of other comprehensive income:
       Unrealized holding gains arising during the period            30          1,060
                                                                -------        -------
NET COMPREHENSIVE LOSS ..................................       $(4,644)       $(5,162)
                                                                =======        =======




          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                    For the three months ended April 30, 2004


           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                   (thousands)



                                                   Common Stock      Preferred Stock      Additional    Deferred
                                                 ----------------   -----------------      Paid in        Stock
                                                 Shares    Amount   Shares     Amount      Capital     Compensation
                                                 ------    ------   ------     ------      -------     ------------

Balance at January 31, 2004 .............        16,315       $16        2         $1      $216,434       $--
Common Stock Issuance ...................           748         1                             2,490
Unrealized (losses) on available for sale
   securities ...........................
Foreign currency translation adjustments
                                                 ------       ---  -------   --------     ---------      ----
Net loss ................................
                                                 ------       ---  -------   --------     ---------      ----
Balance at April 30, 2004 ...............        17,063       $17        2         $1      $218,924       $--
                                                 ======       ===  =======   ========     =========      ====



                                                                      Treasury
                                                                        Stock                Other            Total
                                                Accumulated      -----------------------  Comprehensive    Stockholders'
                                                 Deficit         Shares           Amount     gain             Equity
                                                 -------         ------           ------     ----             ------
Balance at January 31, 2004 .............       $(193,769)             1          $(69)     $381            $22,941
Common Stock Issuance ...................                                                                     2,491
Unrealized (losses) on available for sale
   securities ...........................                                                     (9)               (9)
Foreign currency translation adjustments                                                      39                39
                                                ---------            ---          ----      ----           -------
Net loss ................................          (4,674)                                                  (4,674)
                                                ---------            ---          ----      ----           -------
Balance at April 30, 2004 ...............       $(198,443)             1          $(69)     $411           $20,841
                                                =========            ===          ====      ====           =======



          See accompanying notes to consolidated financial statements.

                          SORRENTO NETWORKS CORPORATION
                                AND SUBSIDIARIES
                    For the three months ended April 30, 2003


           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                   (thousands)


                                             Common Stock   Preferred Stock  Additional  Deferred
                                           ---------------  -------------     Paid In      Stock     Accumulated
                                           Shares   Amount  Shares  Amount    Capital   Compensation   Deficit
                                           ------   ------  ------  ------    -------   ------------   -------

Balance at January 31, 2003.............      886   $5,318     2     $1      $144,887      $ (5)     $(187,536)
Unrealized losses on available for sale
   securities...........................
Deferred stock compensation of
   subsidiary...........................                                           46       (46)
Amortization of deferred stock
   compensation.........................                                                     51
                                              ---   ------     -     --      --------      ----      ---------
Net loss................................                                                                (6,222)
                                              ---   ------     -     --      --------      ----      ---------
Balance at April 30, 2003...............      886   $5,318     2     $1      $144,933      $ --      $(193,758)
                                              ===   ======     =     ==      ========      ====      =========




                                               Treasury
                                                 Stock           Other         Total
                                             ---------------  Comprehensive  Stockholders'
                                             Shares   Amount     Loss          Equity
                                             ------   ------     ----          ------
Balance at January 31, 2003.............        1      $(69)    $2,928       $(34,476)
Unrealized losses on available for sale                          1,060          1,060
   securities...........................
Deferred stock compensation of
   subsidiary...........................                                           --
Amortization of deferred stock
   compensation.........................                                           --
                                                -      ----     ------       --------
Net loss................................                                       (6,222)
                                                -      ----     ------       --------
Balance at April 30, 2003...............        1      $(69)    $3,988       $(39,587
                                                =      ====     ======       ========



          See accompanying notes to consolidated financial statements.

                 SORRENTO NETWORKS CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (thousands)


                                                                                      Three Months Ended
                                                                                          April 30,
                                                                                    ---------------------
                                                                                      2004          2003
                                                                                    -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................      $(4,674)      $(6,222)
                                                                                    -------       -------
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .........................................          577         1,040
       Accounts receivable and inventory reserves ............................          127          (189)
       Other non cash ........................................................           38          --
       Non-cash interest on debentures .......................................         --           1,819
       Deferred and other stock compensation .................................         --              51
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ..........................       (2,024)          754
         Decrease in inventories .............................................        1,757         1,972
         Decrease in other current assets ....................................          352           149
         Decrease in accounts payable ........................................         (861)       (1,540)
         Decrease in deferred revenue ........................................         (259)       (3,327)
         Increase (decrease) in accrued and other current liabilities ........       (1,310)          508
                                                                                    -------       -------
     NET CASH USED IN OPERATING ACTIVITIES ...................................       (6,277)       (4,985)
                                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposal of property and equipment .............................         (990)          775
   Certificate of Deposit redemption .........................................           36          --
   Other assets ..............................................................           (2)          313
                                                                                    -------       -------
     NET CASH PROVIDED USED IN INVESTING ACTIVITIES ..........................         (956)        1,088
                                                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock ................................................          665          --
   Payments of short-term debt, net ..........................................          (25)         --
   Repayment of long-term debt ...............................................          (16)          (65)
                                                                                    -------       -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................          624           (65)
                                                                                    -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS ........................................       (6,609)       (3,962)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ..............................       17,617         7,747
                                                                                    -------       -------
CASH AND CASH EQUIVALENTS - END OF PERIOD ....................................      $11,008       $ 3,785
                                                                                    =======       =======


          See accompanying notes to consolidated financial statements.

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

Recent Developments

     In April, 2004, the Company announced its agreement to be acquired by Zhone Technologies, Inc. (""Zhone"), Under the terms of the agreement, Zhone will issue 0.9 of a share of Zhone common stock for each outstanding share of Sorrento common stock and each option, warrant and other security exercisable or convertible into Sorrento common stock will be assumed by Zhone and become exercisable or convertible into Zhone common stock, with appropriate adjustments based on the merger exchange ratio. The proposed stock-for-stock transaction is intended to qualify as tax-free to the stockholders of Sorrento.

     The Form S-4 Registration Statement relating to the proposed merger of the two companies has been declared effective by the Securities and Exchange Commission. Zhone and Sorrento also received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Stockholder meeting for both Zhone and Sorrento have been scheduled for June 30, 2004, for stockholders of record as of May 25, 2004. Subject to the approval of the stockholders of both companies, and other conditions to closing, Zhone and Sorrento anticipate compliance with all remaining closing conditions and for the transaction to be completed on July 1, 2004.

     Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data for the three months ended April 30, 2004 and 2003 along with financial data for January 31, 2004, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures we have made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended January 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarters ended April 30, 2004 and 2003 have been made. The results of operations for the quarter ended April 30, 2004 are not necessarily indicative of the operating results for the full year.

     We have incurred significant losses and negative cash flows from operations for the past two years. Sorrento Networks, Incorporated, ("SNI"), our principal operating subsidiary, has primarily been the operating entity responsible for these losses and negative cash flows. The losses have been generated as SNI continues to develop its technology, marketing, sales and operations in its effort to become a major supplier of metro and regional optical networks worldwide. We fund our operations primarily through a combination of internal funds, investments, and debt and equity financing. There can be no assurance that similar funding will be available in the future. Our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of Management, all adjustments (which include normal recurring adjustments and charges described in the notes to the financial statements) necessary to present fairly the financial position, results of operations and cash flows for the quarters ended April 30, 2004 and 2003 have been made.

     Certain reclassifications have been made to prior year presentations to conform to the Fiscal 2005 presentation.

Deferred Stock Compensation

     We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. This amount appears as a separate component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28. All such amounts relate to options to acquire common stock of our Sorrento subsidiary granted by it to its employees; during the three months ended April 30, 2004 and 2003 it amortized $0 and $5 thousand, respectively, of the total $2.6 million initially recorded for deferred stock compensation.

     For non-employees, who are not directors, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All such amounts relate to options to acquire common stock of our subsidiary Sorrento Networks, Inc. ("SNI") granted by it to its consultants; during the three months ended April 30, 2004 and 2003 it recorded $0 and $46 thousand, respectively, for options granted to consultants.

Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We adopted FIN No. 46 with no material effect on our financial position or results of operations.

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

Balance Sheet Detail

     Inventories at April 30, 2004 and January 31, 2004 consist of:


                                                   April 30,         January 31,
                                                     2004                2004
                                                     ----                ----

Raw material ...........................           $ 18,828            $ 20,744
Work in process ........................              2,483               3,133
Finished goods .........................              4,738               5,416
                                                   --------            --------
                                                     26,049              29,293
Less: Valuation reserve ................            (14,150)            (15,400)
                                                   --------            --------
                                                   $ 11,899            $ 13,893
                                                   ========            ========



     Marketable Securities--Marketable securities, which consist of equity securities that have a readily determinable fair value and do not have sale restrictions lasting beyond one year from the balance sheet date, are classified into categories based on our intent. Our investment in Entrada Network's, Inc. ("ENI") is classified as available for sale and is carried at fair value, based upon quoted market prices, with net unrealized gains reported as a separate component of stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. At April 30, 2004, and January 31, 2004, marketable securities were as follows:


                                                         Unrealized    Market
                                                Cost       Gains        Value
                                                ----       -----        -----
April 30, 2004:
Entrada Networks .....................          $ 31        $47          $ 78
Certificate of Deposit ...............           382        --            382
                                                ----        ---          ----
                                                $413        $47          $460
                                                ====        ===          ====
January 31, 2004:
Entrada Networks .....................           $31        $56          $ 87
Certificate of Deposit ...............           416          1           417
                                                ----        ---          ----
                                                $447        $57          $504
                                                ====        ===          ====


     Intangible Assets-- Goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. We have no goodwill or indefinite life intangible assets. Other intangible assets with finite lives, such as our purchased technology, are amortized over their useful lives.

The carrying value of finite life intangible assets, consisting of purchased technology of our subsidiary Meret Optical, as of April 30, 2004, is $0 thousand, net of amortization. The change in the net carrying amount of finite life intangible assets during the three months ended April 30, 2004 is due to amortization of $20 thousand.

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

     Interest expense on the 7.5% debentures for the three months ended April 30, 2004 was $223 thousand.

     The 7.5% debentures are convertible at any time at the option of the holders into shares of common stock at a conversion price of $5.42, the fair value on the date of the exchange. The debentures mature on August 2, 2007 and are secured by substantially all of our assets and those of our subsidiaries (with certain exceptions).

     In November 2003 and February 2004, we exchanged $421 thousand and $660 thousand in our senior convertible debentures for 148,988 and 155,975 shares of common stock respectively. The exchange was made under SEC regulation 3(a)(9) governing the exchange of such securities. At April 30, 2004 and January 31, 2004 the 7.5% debentures payable totaled $11,728 and $12,388 respectively

Stockholders' Equity

     We are authorized to issue the following shares of stock:

         150,000,000 shares of Common Stock ($.001 par value)

         2,000,000 shares of Preferred Stock ($.01 par value) of which the following series have been designated:

              3,000 shares of Preferred Stock, Series D

              1,000,000 shares of Preferred Stock, Series F

     As of April 30, 2004, we had outstanding the following shares of preferred stock:


                                       Shares        Par      Liquidation
                                    Outstanding     Value     Preference
                                    -----------     -----     ----------
       Series D...................      1,353       $0.01       $1,353
                                        -----       -----       ------
                                        1,353       $0.01       $1,353
                                        =====       =====       ======


     In May 2004, the Company retired its Series D stock which was outstanding as of April 30, 2004 by issuing 496,155 shares of common stock. A portion of the common stock issued, which was subsequently sold and amounted to $500,000 is being held in escrow under the terms of an agreement between the Company and Anite Corporation for possible losses or claims that may arise related to a pension plan that we acquired in 1996 upon the purchase of a division of a company that later became Entrada Networks. Entrada was subsequently spun-off and merged with another entity in August 2000, but as part of the spin-off, we maintained certain obligations under the pension plan as discussed in the section of Contingent Liabilities of this report.

Other Capital Stock Transactions

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

     On August 8, 2003, we acquired LuxN Inc. for a combination of stock, warrants, and cash. Stockholders of LuxN were given the option of exchanging shares of LuxN stock for either their pro-rata portion of LuxN's net cash or shares of Sorrento's common stock. In addition to the cash or Sorrento common stock, stockholders of LuxN have the right to receive warrants to purchase an aggregate of 400 thousand shares of Sorrento common stock, with an exercise price of $3.05 per share, the fair market value on the date of the acquisition. At closing, Sorrento issued approximately 1.4 million shares of common stock with the remaining approximately 500 thousand shares of common stock issued upon stockholder approval.

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


     In order to provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the following table summarizes the pro forma effect of stock-based compensation on net loss and pro forma loss per share as if the optional expense recognition provisions of SFAS 123 had been adopted.


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


                                                                            For the three months ended,
                                                                                    April 30
                                                                             ----------------------
                                                                               2004           2003
                                                                             -------        -------

       Net loss:
          As reported ..................................................     $(4,674)       $(6,222)
          Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards, net
            of related tax effects .....................................        (964)          (291)
                                                                             -------        -------
          Pro forma ....................................................     $(5,638)       $(6,513)
                                                                             =======        =======

       Loss per share:
          Basic EPS as reported ........................................      $(0.28)       $ (7.02)
                                                                             =======        =======
          Pro forma basic EPS ..........................................      $(0.34)       $ (7.35)
                                                                             =======        =======
          Diluted EPS as reported ......................................      $(0.28)       $(14.33)
                                                                             =======        =======
          Pro forma diluted EPS ........................................      $(0.34)       $(14.59)
                                                                             =======        =======


Earnings Per Share Calculation

       The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2004 and 2003.


                                                            Three Months Ended April 30,
                                                            ----------------------------
                                                                2004              2003
                                                                ----              ----
       Net loss available to common
          shareholders used in basic EPS...............     $    (4,674)        $ (6,222)
                                                            ===========         ========
       Average number of common shares
          used in basic EPS............................      16,648,757          886,050
                                                            ===========         ========


       We had a net loss for the quarter ended April 30, 2004. Accordingly, the effect of dilutive securities including convertible preferred stock, vested and non-vested stock options and warrants to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. Our convertible debentures create a dilutive situation even though the company had a net loss for the quarter. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                              Three Months Ended April 30,

                                                                2004            2003
                                                                ----            ----
       Net loss available to common
          shareholders used in basic EPS ...........      $    (4,674)       $   (6,222)

       Less: Convertible debt issuance costs .......                            (12,260)
       Plus: Convertible debt interest .............                              2,584
                                                          -----------        ----------

       Net loss available to common
          shareholders used in diluted EPS .........      $    (4,674)       $  (15,898)
                                                          ===========        ==========
       Average number of common shares
          used in basic EPS ........................       16,648,757           886,050

       Effect of dilutive securities:
       Convertible debentures ......................             --             223,301
                                                          -----------        ----------

       Average number of common shares and dilutive
          potential common stock used in diluted EPS       16,648,757         1,109,351
                                                          ===========        ==========


     Common stock options and warrants of 680,086 and 2,056,101 shares of common stock for convertible debentures, for the three month period, are excluded from the computation, as the effect was anti-dilutive.

Litigation

     From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial position, results of operations, or cash flows. As of April 30, 2004, there were no outstanding lawsuits filed against the Company.

Contingent Liabilities

     In the merger agreement among our predecessor corporation (Osicom Technologies, Inc.), Entrada, and Sync Research, Inc., Osicom agreed to indemnify and hold our former subsidiary harmless against liability arising from the termination of a certain pension plan if the subsidiary's losses exceeded $250 thousand, but only for such losses that exceeded $250 thousand. The pension plan was acquired as a result of the purchase of a division of Cray Communications in 1996, which later became Entrada.

     Upon the acquisition of this former subsidiary, the seller had the right to terminate the plan for five years following the acquisition and was responsible for funding the plan. If the pension plan was not terminated in the five years following the acquisition, the agreement called for the parties to agree as to a mutually satisfactory arrangement for the termination or continuation of the plan. In the third quarter, we were advised by the successor corporation that the termination cost of the pension plan could total approximately $2.9 million if the plan was terminated. Continued funding of the pension plan also remains an unresolved issue and if funding is not kept current with regard to legal requirements the pension plan could default. As of April 30, 2004, we held in escrow approximately $500 thousand in Series D Preferred Stock as a security against possible losses resulting from this pension plan. As of this date, the parties have not agreed to a resolution regarding the pension plan in future periods. In May 2004, the Series D Preferred Stock was converted into common stock and $500 thousand in cash is being held in escrow pending resolution of the pension plan.

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

     Although we are directly affected by the economic well being of significant customers listed in the following tables, we do not believe that significant credit risk exists at April 30, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

     The following data shows the customers accounting for more than 10% of net consolidated receivables:


                                                                                   April 30,       January 31,
                                                                                     2004                2004
                                                                                 --------------   --------------
       Customer A.............................................................         23.0%           9.5%
       Customer B.............................................................         15.6%          10.3%
       Customer C.............................................................         10.9%            --%
       Customer D.............................................................          8.6%          10.7%
       Customer E.............................................................          0.3%          10.3%



       The following data shows the customers accounting for more than 10% of net consolidated sales:


                                                                                   April 30,        April 30,
                                                                                     2004             2003
                                                                                 --------------   --------------

       Customer A..............................................................        23.0%            --%
       Customer B..............................................................        11.3%            --%
       Customer C..............................................................        11.3%           0.8%
       Customer D..............................................................          --%          34.7%
       Customer E..............................................................         1.1%          21.7%
       Customer F..............................................................         0.7%          11.3%


Segment Information


                                                Optical          Meret
                                              Networking(1)     Optical      Other           Total
                                              -------------     -------      -----           -----

Three Months Ended April 30, 2004
   Revenues from external customers .......      $ 5,183        $  910          --         $ 6,093
   Cost of goods sold .....................        3,558           372          --           3,930
                                                 -------        ------      -------        -------
     Gross profit .........................        1,625           538          --           2,163
                                                 -------        ------      -------        -------

Segment income (loss) from operations .....       (3,950)          457        (1,404)       (4,897)
Depreciation and amortization expense .....          534            23            20           577
Valuation allowance additions (reductions):
    Receivables and inventory .............       (1,080)          (42)         --          (1,122)
Capital asset disposals, net ..............          991          --            --             991
Total assets ..............................       23,781         5,311        14,554        43,646


Three Months Ended April 30, 2003
Revenues from external customers ....      $ 6,760        $1,101          --         $ 7,861
Cost of goods sold ..................        5,053           854          --           5,907
                                            ------         -----        ------        ------
  Gross profit ......................        1,707           247          --           1,954
                                            ------         -----        ------        ------

Segment income (loss) from operations       (2,961)          120          (777)       (3,618)
Depreciation and amortization expense          887           129            24         1,040
Valuation allowance additions:
    Receivables and inventory .......         (178)          (11)         --            (189)
Capital asset additions, net ........         (775)         --            --            (775)
Total assets ........................       25,005         5,382        17,702        48,089


(1) Optical Networking consists of subsidiaries Sorrento Networks and LuxN Inc.


Subsequent Events


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

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to our Form 10-K/A for the year ended January 31, 2004, including the consolidated audited financial statements and notes thereto.

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

Results of Operations/Comparison of the Quarters ended April 30, 2004 and 2003.

     Net sales. Our consolidated net sales decreased $1.8 million or 22% to $6.1 million for the quarter ended April 30, 2004 compared to net sales of $7.9 million for the quarter ended April 30, 2003. Sorrento Networks, Inc. and LuxN, Inc. make up the optical networking segment. Net sales for Sorrento Networks Inc., ("SNI") the Company's primary operating subsidiary, decreased $3.7 million or 54% to $3.1 million for the quarter ended April 30, 2004 as compared to net sales of $6.8 million for the quarter ended April 30, 2003.
This decrease reflects lower domestic sales resulting from a continuing decline in the telecom market. The addition of the LuxN business accounted for a $1.9 million increase in sales in the quarter over prior year.

     During the three months ended April 30, 2004 SNI shipped product to a broader base of customers of which seventeen customers represented a combined 94% of our revenues. During the quarter ended April 30, 2003, we shipped product to fourteen customers of which five customers represented a combined 92% of our net sales. We expect to continue experiencing significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle as well as our concentrated customer base.

     Net sales for Meret decreased to $910 thousand, or by 17% for the quarter ended April 30, 2004 from $1.1 million for the comparable quarter last year. This decrease is due to the continuing decline in the telecommunications market.

     Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross margin percent on a consolidated basis increased to 35% in fiscal 2005 from 25% in fiscal 2004 due to the consolidation of entities and elimination of rent allocations to subsidiary entities.

     Gross profit for the optical networking line of business decreased to $1.6 million for the quarter ended April 30, 2004, as compared to $1.7 million in the quarter ended April 30, 2003. The gross margin decrease was primarily the result of lower sales.

     For the quarter ended April 30, 2004 gross profit for Meret increased to $538 thousand, or by 118%, from $247 thousand for the comparable quarter last year. Meret's gross margins increased to 59% for the quarter ended April 30, 2004 from 22% for the comparable quarter last year. The gross margin increase was primarily the result of product mix and lower fixed manufacturing overhead.

     Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Consolidated selling and marketing expenses decreased to $2.0 million or 33% of net sales, for the quarter ended April 30, 2004 from $2.1 million, or 28% of net sales for the quarter ended April 30, 2003. This decrease was primarily the result of cost reduction efforts implemented that have resulted in reductions in travel expenses, advertising expenses and personnel costs.

     Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. We continue to manage our research and development cost in relation to the changes in our sales volume and available capital resources in our development efforts to enhance existing products and introduce new products to our product offering. Our consolidated engineering, research and development expenses increased to $2.4 million, or 39% of net sales, for the quarter ended April 30, 2004 from $1.6 million, or 21% of net sales, for the quarter ended April 30, 2003. The increase primarily reflects the increased personnel costs associated with projects acquired with the LuxN business

     General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs and allocable occupancy costs.

Consolidated general and administrative expenses increased to $2.3 million, or 45% of net sales, for the quarter ended April 30, 2004 from $1.6 million, or 21% of net sales, for the quarter ended April 30, 2003. The increase in expense was primarily the result of increased personnel costs, legal expenses related to fund raising activities and strategic partnership development and the discontinuance of rent allocation to various subsidiaries.

     Deferred and other stock compensation. Deferred and other stock compensation for the quarter ended April 30, 2004 has been fully recognized, thus there is no expense recognized in the quarter for the amortization of the value of stock options granted to consultants. The quarter ended April 30, 2003 includes $51 thousand of amortization of deferred stock compensation resulting from the amortization of the value of stock options granted to consultants. These costs were incurred in connection with the grants of stock options with exercise prices determined to be below the fair value of Sorrento's common stock on the date of grant, Sorrento recorded deferred stock compensation of $2.6 million.

     Other income (charges). Other income (charges) from operations was a $223 thousand for the quarter ended April 30, 2004 compared to a $2.6 million charge for the quarter ended April 30, 2003. The current quarter consisted primarily of interest expense associated with our convertible debentures and mortgages partially offset with interest income from our certificates of deposit and reversal of an over-accrual for the LuxN acquisition.

     The quarter ended April 30, 2003 consisted primarily of costs associated with our convertible debenture which includes deferred interest of $765 thousand, amortization of issuance costs of $203 thousand and amortization of the fair value of the warrants issued to the purchasers and placement agent and the deemed beneficial conversion feature of $1.6 million.

     Income taxes. There was no provision for income taxes for the quarters ended April 30, 2004 and 2003. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to ownership changes made as a result of the Exchange Agreement dated June 4, 2003, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets, as it is our opinion that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

     We finance our operations through a combination of internal funds, investments and debt and equity financing. At April 30, 2004 our working capital was a positive $22.4 million and included $5.7 million of accounts receivable and $11.0 million in cash and cash equivalents. This is compared to negative working capital in the same quarter prior year of $25.8 million. The primary reason for the negative working capital condition last year is that $48.8 million, reflecting the obligation due to Series A Holders obligation as a result of their right of redemption, was classified at year end January 31, 2002, as a current liability. The Series A liability can only be paid through lawfully available funds that would normally be generated from SNI profitable operations, which we do not currently have available or foresee the availability of in the near future. As previously discussed, we have restructured the balances of both our Senior Convertible Debentures of $32.2 million and the SNI Series A Preferred liability of $48.8 million.

     The Company is in the process of complying with certain refinancing of its mortgages on Company owned buildings, which may have technically been required within 12 months following the closing of the restructuring on June 4, 2003. Due to the pending merger with Zhone we anticipate either paying off the mortgages upon the close of the transaction or refinancing the mortgages immediately following the close of the merger.

Operations

     Our operations used cash flows of $6.3 million during the quarter ended April 30, 2004. During the quarter ended April 30, 2003 continuing activities used cash flows of $5.0 million. The increase in cash flows used by operations resulted primarily as the result of the combination of increasing our accounts receivable balances and reducing our current liabilities for the quarter.

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

     Our standard payment terms range from net 30 to net 60 days. Receivables from international customers have frequently taken longer to collect. In addition, the downturn in the telecom market has impacted many of the telecom carriers ability to purchase or pay for outstanding commitments within standard payment terms. Our collection on receivables has increased to 85 days of average sales days outstanding as compared to 57 days outstanding for the same period in the prior year. The increase in receivables and the lack of improvement in the inventory have contributed to increased use of operating cash. There can be no assurance that the continued economic environment will not impact either current or future receivables negatively or our ability to control inventory levels. We do not provide long-term financing to customers buying our equipment.

Investing Activities

     Our investing activities during the quarter ended April 30, 2004 used cash flows of $956 thousand from the purchase of property and equipment, which was related to demo equipment that we placed in service with both current and potential new customers. During the quarter ended April 30, 2003, investing activities provided cash flows of $1.1 million. We disposed of property and equipment of $775 thousand and had a $313 thousand decrease in other assets.

Financing Activities

     During the quarter ended April 30, 2004, financing activities provided cash flows of $624 thousand, which consisted primarily of proceeds from the sale of common stock. Our financing activities during the quarter ended April 30, 2003 used cash of $65 thousand consisting primarily of the repayment of debt.

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

Contractual Cash Obligations

     The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2004 (dollars in thousands):

Contractual Obligations


                                                               Payments due in fiscal years
                                     -------------------------------------------------------------------------------
                                                Remainder
                                     Total        2005        2006         2007        2008        2009   Thereafter
                                     -----        ----        ----         ----        ----        ----   ----------
Long-term Debt ................      $3,573         $37         $54         $58         $63         $68      $3,293
Capital Leases ................          26          26        --          --          --          --          --
Operating Leases ..............         636         367         148          46          41          34        --
7.5% convertible debentures (a)      11,728        --          --        11,728        --          --          --
                                    -------        ----        ----     -------        ----        ----      ------
Total .........................     $15,963        $430        $202     $11,832        $104        $102      $3,293
                                    =======        ====        ====     =======        ====        ====      ======


     (a) Maturity date, August 2, 2007

Note: As a result of the capital restructuring which became effective on June 4, 2003, the debt obligations to our convertible debenture holders of $32,200 and Series A preferred stock holders of $48,800, were eliminated and a new convertible debenture of $12,500 was issued, with a maturity date of August 2, 2007.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of April 30, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of Sorrento are authorized for issuance.



                                Number of Securities To                                   Number of Securities
                                    Be Issued Upon                                      Remaining Available for
                                       Exercise           Weighted-Average Exercise     Future Issuance Under Equity
                                    Of Outstanding           Price of Outstanding          Compensation Plans
                                       Options,                    Options,              (Excluding Securities
                                  Warrants and Rights        Warrants and Rights        Reflected in Column (a))
                                  -------------------        -------------------        ------------------------
Plan Category                             (a)                       (b)                           (c)
                                  -------------------        -------------------        ------------------------
Equity Compensation
   Plans Approved by security
   Holders *(FIBR)                         1,132,982                 $34.30                        442,202
                                           ---------                 ------                     ----------
Equity Compensation
   Plans not Approved by
   Security Holders (SNI)                  1,886,167                 $ 5.35                     20,558,153
                                           ---------                 ------                     ----------
Total                                      3,019,149                 $16.21                     21,000,355
                                           ---------                 ------                     ----------


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

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We adopted FIN No. 46 with no material effect on our financial position or results of operations.

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

Subsequent Event

     In April 2004, the Company announced its agreement to be acquired by Zhone Technologies, Inc. ("Zhone"). Under the terms of the agreement, Zhone will issue
0.9 of a share of Zhone common stock for each outstanding share of Sorrento common stock and each option, warrant and other security exercisable or convertible into Sorrento common stock will be assumed by Zhone and become exercisable or convertible into Zhone common stock, with appropriate adjustments based on the merger exchange ratio. The proposed stock-for-stock transaction is intended to qualify as tax-free to the stockholders of Sorrento.

     The Form S-4 Registration Statement relating to the proposed merger of the two companies has been declared effective by the Securities and Exchange Commission. Zhone and Sorrento also received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Stockholder meetings for both Zhone and Sorrento have been scheduled for June 30, 2004, for stockholders of record as of May 25, 2004. Subject to the approval of the stockholders of both companies and meeting the closing conditions as described in the proposed merger agreement and proxy. Zhone and Sorrento anticipate compliance with all remaining closing conditions and for the transaction to be completed on July 1, 2004.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

     Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting.

There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1: Legal Proceedings

        None

Item 2: Changes in Securities and Use of Proceeds

        Not Applicable

Item 3: Defaults Upon Senior Securities

        Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

        None

Item 5: Other Information

        Not Applicable

Item 6: Exhibits and Reports on Form 8-K

        A. Exhibits


            Exhibit Number         Description of Exhibit
            --------------         ----------------------
            31.1                   Certification of Chief Executive Officer
                                   pursuant to Rule 13a-14(a) or Rule 15d-14(a)
                                   of the Securities Exchange Act of 1934 (the
                                   "Exchange Act").

            31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

            32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S. C. Section
                                   1350.

            32.2                   Certification of Chief Financial Officer
                                   Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section
                                   1350.

B. Reports on Form 8-K

On February 17, 2004, we filed a Current Report on Form 8-K, disclosing a press release announcing that our registration statement on Form S-3 (File No. 333-112358) was declared effective by the Securities and Exchange Commission. The information was provided under item 5 of Form 8-K.

         On April 26, 2004, we filed a Current Report on Form 8-K, disclosing the execution of and Agreement and plan of Merger, dated as of April 22, 2004, with Zhone Technologies, Inc., and Selene Acquisition Corp., and disclosing a press release announcing our financial results for the fourth quarter and full fiscal year ended January 31, 2004. The information was provided under Item 5 and Item 12, respectively, of Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SORRENTO NETWORKS CORPORATION
                                  (REGISTRANT)


June 11, 2004                     By:    /s/ JOE R. ARMSTRONG
                                     -------------------------------------------
                                            Joe R. Armstrong,
                                           Chief Financial Officer
                                         Principal Accounting Officer